Form 10KSB40
period 2000-02-29
LCS GOLF INC
filed 2000-12-05
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------   ------------------------

                           Commission File No. 0-30420

                                 LCS GOLF, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                       11-3200338
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

      809 North Dixie Highway, Suite 200
      West Palm Beach, Florida                                  33401
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (561) 835-8484

                                  Title of Class    Exchange on Which Registered
                                  --------------    ----------------------------
Securities registered pursuant          None                    None
to Section 12(b) of the Act:

Securities registered pursuant          None                    N/A
to Section 12(g) of the Act:

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |x|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

      The Registrant's revenues for the most recent fiscal year were $1,909,297.

      The number of shares outstanding of the Registrant's common stock is 20,282,225 (as of December 1, 2000). The aggregate market value of the voting and non-voting stock held by nonaffiliates of the Registrant was $9,127,001 (as of December 1, 2000), based upon a closing price of the Company's Common Stock on the National Quotation Bureau pink sheets on such date of $0.45.

                                 LCS GOLF, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                              ITEMS IN FORM 10-KSB
                                                                            Page
Facing page                                                                 ----

                                     Part I

      Item 1.      Business...............................................    5

      Item 2.      Properties.............................................   12
      Item 3.      Legal Proceedings......................................   12

      Item 4.      Submission of Matters to Vote of Security Holders. None

                                     Part II

      Item 5.      Market for the Registrant's Common Equity and Related
                   Stockholder Matters....................................   13

      Item 6.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................   18

      Item 7.      Financial Statements...................................   25

      Item 8.      Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.................   26

                                    Part III

      Item 9.      Directors, Executive Officers, Promoters and
                   Control Persons; Compliance with Section 16(a)
                   of the Exchange Act....................................   26

      Item 10.     Executive Compensation.................................   28

      Item 11.     Security Ownership of Certain Beneficial Owners
                   and Management.........................................   29

      Item 12.     Certain Relationships and Related Transactions.........   30

                                     Part IV

      Item 14.     Exhibits and Reports on Form 8-K.......................   31

Signatures................................................................   33

                FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

      This Annual Report on Form 10-KSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

To simplify the language in this Annual Report on Form 10-KSB, references to "We," "Us" or "LCS Golf" refer to LCS Golf, Inc. and its subsidiaries.

Business Development.

We were incorporated in the State of Delaware on October 8, 1997 as Linkun Enterprise, Inc. to design and distribute golf clubs and golf related products. On October 27, 1997, we changed our name to LCS Golf, Inc.

On October 28, 1997, LCS Golf, Inc. a New York Corporation (hereinafter "LCS New York") was merged into our Company and we were the surviving company. Pursuant to the merger, we exchanged nine hundred eighty thousand nine hundred and four (980,904) shares of our common stock for all of the issued and outstanding shares of LCS New York on a one-share for one-share basis.

We entered into this transaction to obtain the name LCS Golf, Inc. Prior to this transaction, our officers and directors had no affiliation with LCS Golf, Inc. New York.

On May 1, 1998, we acquired Golf Universe, Inc., ("Golf Universe") which became our wholly owned subsidiary. Golf Universe was incorporated in the state of Florida on October 23, 1996. We acquired all of the outstanding stock in Golf Universe in exchange for the following consideration:

      o 400,000 shares of our common stock issued to Golf Universe's shareholders,
      o A promissory note for $100,000, which we paid prior to February 28, 1999, and
      o     Expenses of $16,750 associated with the transaction

We entered into this transaction to acquire Golf Universe's plans for development of a golf related website. Prior to this transaction, our officers or directors had no affiliation with Golf Universe.

On November 17, 1998, we entered into a stock purchase agreement with Milton Besen who controlled all of the issued and outstanding common stock of Mr. B III, Inc. ("B III"). B III was incorporated in the state of Florida on September 3, 1996. In this transaction, we exchanged 150,000 shares of our common stock and $250,000 for all of the issued and outstanding shares of B III. In completing the transaction we also issued an additional 150,000 shares of our common stock for expenses related to the acquisition. B III became our wholly owned subsidiary. We entered into this transaction to acquire B III's manufacturing operations. Prior to this transaction, our officers and directors had no affiliation with B III.

On January 26, 1999, we entered into a common stock purchase agreement with Alex Bruni, the holder of 100% of the issued and outstanding shares of Play Golf Now, Inc. ("Play Golf"). Play Golf was incorporated on November 27, 1998 in the state of New York. We acquired all of the issued and outstanding shares of Play Golf in exchange for:

      o     350,000 shares of our common stock issued to Mr. Bruni,

      o An unconditional option issued to Mr. Bruni to purchase an additional 200,000 shares of our common stock at a purchase price of $0.50 per share that may be exercised in whole or in part on or before January 25, 2001.

Play Golf then became our wholly owned subsidiary. We entered into this transaction to acquire Play Golf's golf membership discount program, consisting of a network of golf courses, driving ranges, and pro shops offering discounted rates to Play Golf's members. Prior to this transaction, our officers and directors had no affiliation with Play Golf.

On February 15, 1999, we entered into a common stock purchase agreement with Leigh Ann Colguhoun, the holder of 100% of the issued and outstanding shares of Golfpromo, Inc. ("Golfpromo"). Golfpromo was incorporated in the state of Florida on February 10, 1999. We acquired all of the issued and outstanding shares of Golfpromo in exchange for 350,000 shares of our common stock. Golfpromo then became our wholly owned subsidiary. We entered into this transaction to acquire Golfpromo's mailing database list of golfers. Prior to this transaction, our officers and directors had no affiliation with Golfpromo.

On August 27, 1999, we formed and incorporated I Fusion Corp. ("iFusion") as our wholly owned subsidiary, to provide both Internet and traditional marketing services.

Business of Issuer.

We sell products and offer information over the Internet through our five wholly owned subsidiaries:

      o     Golf Universe
      o     B III
      o     Play Golf
      o     Golf Promo
      o     iFusion

Internet Operations:

Golf Universe.com

o Golfuniverse.com has been operational since March of 1999 and currently averages approximately 150,000 hits per day. Golfuniverse.com delivers information and details on over 24,000 golf courses located world wide and over 10,000 golf related businesses as well as other golf related data and information.

o The Golf Universe site offers an online pro shop, where golf-related products and services are sold through third party vendors. The website offers products and services from major golf equipment manufacturers, apparel designers, and other golf related manufacturers. Consumers can purchase items from exclusive resorts such as Doral, PGA National and Pebble Beach. We obtain commissions when site visitors purchase products, reserve tee times, and make travel plans online. Our commissions on these transactions range from 12% to 20% depending on the vendor, type and amount of reservation or sale.

o The Golf Universe site offers a Golf Universe Preferred Members Club that provides members discounts on golf services and products. Through alliances with Choice Hotels International, Avis(R), Alamo(R), Budget(R), National(R) and Nike Golf Schools, the Club offers members discounts at over 2000 golf courses, resorts, practice facilities, as well as equipment and apparel through the Online Pro Shop. We plan to develop benefits for Club members such as a monthly online newsletter, a bi-monthly magazine, a Recreation Directory, savings on condo rentals, short notice airfare savings, vacation package savings, discounts on cruises, motor home savings and skiing discounts. We do not have written contracts with our named allies.

      The Company intends to provide discounts by purchasing discount books providing golf and hotel discounts from vendors and issuing these books to new members as they subscribe to our members' program. The vendors that we purchase the books from will deliver the discount books to our members. We will not carry any inventory of these discount books.

ifusionco.com

      iFusionco.com is a full-service Internet marketing company that provides the following services:

o     creative and concept development;
o     national marketing program implementation and management;
o     corporate and package development;
o     sweepstaking, and couponing;

iFusion generates revenues from monthly retainers, subcontract work, and per project work.

      Targetmails.com is a website operated by iFusion, which utilizes our databases. Our database of golfers includes:

o     in excess of 4.2 million email addresses:
o     1.8 permission email addresses,
o     2 million physical mail addresses,
o     24,000 golf course names and addresses, and
o     over 15,000 golf retailers and pro shops.

      Additionally, we have databases of individuals associated with the travel, healthcare, and investment industries. The databases in the healthcare and investment industries are an extension of our existing golfers database. By segregating the demographics and interests of our golfers into new databases, we create databases of individuals who are interested in receiving information about travel, healthcare or investments. Tailoring our databases to specific interests allows us to create additional revenues by increasing the population of users to whom we can market our services. For example, advertisers and researchers may rent our healthcare and investment industry databases.

With our diverse databases:

o we are able to direct market specific GolfUniverse and Preferred Club products and services
o rent the database to advertisers, researchers, and golf industry consumers; and
o increase traffic to the GolfUniverse.com and WallStreetGolf.com web sites through the targetmails.com website.

Golfpromo.net and Playgolfnow.com are used principally as links to our other web-sites.

B III

We formerly designed and manufactured consumer products through B III, but we ceased our manufacturing operations in November of 1999. We are planning to sell B III therapeutic magnet products and specialty pillows on our websites. The manufacturing of our products is done by Allied Packaging and Manufacturing. Allied will be using B III's manufacturing equipment to produce these product lines. We are in the process of negotiating a formal agreement for the manufacturing of these products. Until a manufacturing agreement is executed, we compensate Allied on a per project basis.

Industry

      Current research has indicated that the Internet direct response advertising market will represent 50%-60% of the estimated $22.2 billion advertising market. Permission email direct marketing response rates are three to ten times higher than traditional direct mail or banner advertising, according to Jupiter Communications, a New York City based authority on Internet commerce. This figure is closely correlated to the traditional advertising market where 55% is direct response, as opposed to blind or focused advertisement placement through any traditional medium or the Internet. Costs of direct email advertising can often run 90% lower than other direct mail or indirect campaigns.

Strategy

      TargetMails utilizes a multi-tiered approach to attract and retain customers by internet working data collection, technology, marketing and applications. TargetMails' data collection model allows significant benefits to Affiliate Partners ("Affiliates"). TargetMails' Affiliates are typically Web sites that have begun to develop permission-based lists. We enable our network Affiliates to generate additional revenues from their Web site visitors and customers by providing access to direct marketing tools such as email, direct mail banner advertising, without the costs and challenges associated with building and maintaining their own direct marketing sales forces and email direct marketing technologies. Our network affiliates also benefit from TargetMails proprietary technology that tracks the responses of their list members, thereby enhancing the value of their lists to direct marketers. Network Affiliates also benefit from the scale and reach of the network and the organization of all network members into categories of interest and response rate histories. Other benefits include cost reduction, detailed consumer information, steady revenue sources and direct marketing solutions. The Affiliate partnership model increases both speed to market and the universe of prospective customers.

      The data warehousing is driven by Microsoft SQL, which has powerful querying capabilities. The program is reliable, easily adaptable to future applications and is compatible with Online Database Connectivity (ODBC), Java Database Connectivity (JDBC) and Cold Fusion middle-ware tools. The database is carefully managed to maintain all new and relevant consumer information, as well as to automatically update such occurrences as changes of address or duplicate listings.

      TargetMails is capable of delivering over one million email messages per day and tracks responses using proprietary software , a click-through tracking system. Messages are highly customized and can be delivered in either plain text or HTML format and may contain advanced applications such as audio, video, interactive links and data capture forms.

      We recently formed iFusion, a full service Internet solutions company that provides marketing expertise by offering clients strategic planning and account management, design and Internet and online promotions. Recent packages were designed and implemented for organizations such as Palm Restaurant, Ivy Mckenzie and Armbrust Aviation. Significant synergies exist between TargetMails and iFusion that stem from value-added marketing services for our database clients.

These services include: (i) integration of online, email and traditional campaigns into seamless promotional packages and (ii) Web site design and implementation.

Integration of Online, Email and Traditional Campaigns into Seamless Promotional Packages

      By constructing all aspects of the client's marketing venture, iFusion can utilize TargetMail's lists to generate campaigns precisely tailored to meet specific marketing needs. This new phase of marketing not only identifies the most appropriate consumers for a campaign, but also tracks their movements and responses from the earliest stage of the mailing to the final stages of either purchase or rejection. Complex consumer buying habits can be incorporated into an algorithm for analysis and immediate extension or reconfiguration of strategies.

      iFusion provides traditional companies the opportunity to expand or enhance their Internet site. Developers work with management to create a Web site that enhances the marketing programs conducted by iFusion. We have sold our products and services to over 150 companies, ranging from small organizations to Fortune 500 clients.

      PlayGolf, our primary golf website http://www.PlayGolfNow.com, provides a comprehensive range of offerings for the golfer, including the largest database of golf courses worldwide, online tee time reservations, a comprehensive golf yellow pages, an online Pro shop which includes all major golf equipment and related products at discount prices and free golf video games. The Preferred Members Club, through the PlayGolf website offers substantial discounts to a network of golf courses, golf schools, hotels, restaurants and car rental agencies. The members also receive discounts on golf equipment and apparel they purchase through the PlayGolf online pro shop. Finally, we provide online newsletters that reach over 500,000 subscribers weekly, partnering with Golf & Travel magazine and many others.

Competition

      LCS Golf has entered into a highly competitive market for the sale of golf-related products and services over the Internet. The top three competitors, PGA Tour.com, GolfOnLine.com, and Golf.com are aligned with CBS, ESPN, and NBC respectively, making them formidable competitors that provide information/content about the "professional" golf tour. In order to develop a different market, we positioned ourselves to provide comprehensive information, products and services for the "average" golfer as well as for golfing businesses, much like The Golf Channel did for cable media. Our competitive advantage includes a database of over 2 million golfers with 1.5 million opt-in e-mail addresses and the only golf yellow pages on the Internet.

Employees

      LCS Golf and its subsidiaries have 15 employees, all full-time.

Government Approval and Compliance with Governmental Regulation.

      We will not collect sales or other similar taxes on goods sold on our web sites except where required by law. Some states or the federal government may seek to impose sales tax collection obligations on out-of-state companies that engage in or facilitate online commerce. Proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect our opportunity to derive financial benefit from such activities.

      Due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted, covering privacy, pricing, and quality of products and services. The growth of Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on our business. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for our products and services or increase our cost of doing business, which could have a material adverse effect on our business, results of operations and financial condition.

      We sell products and services to numerous consumers residing in such states and jurisdictions that may claim that we are required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so may subject us to taxes and penalties for failure to qualify. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

Agreements.

      On February 16, 2000, we entered into a series of related agreements with Quintel Communications, Inc. ("Quintel"), including a loan agreement to borrow $500,000 from Quintel in the form of a convertible promissory note. The promissory note was collateralized by our database of information. The note bears interest at a variable rate not to exceed 14%. The note was due on demand any time after August 16, 2000. Quintel may have converted the remaining principal into shares of our common stock and such shares would have had registration rights as set forth in a registration rights agreement. Further, any additional shares issued upon conversion of the debt are protected by anti-dilution provisions, subject to our right to repurchase any shares issued under such anti-dilution provisions at $1.00 per share, which repurchase right may be used once in twelve months from the date of the agreement.

      On the same date, we entered into a marketing agreement and licensing agreement with Quintel. As consideration for providing marketing services for a period of two years, we issued options, valued at approximately $139,000 using the Black-Scholes Model, to purchase 200,000 shares of our common stock. The model enables us to estimate the fair value of stock options granted because it takes into account, as of the grant date of the option; i) the exercise price;
ii) the expected life of the option; iii) the current price of the underlying common stock; iv) the stock's expected volatility; v) the expected dividends; and vi) the risk free interest rate for the expected term of the option. Options to purchase 100,000 shares are exercisable for a period of two years from issuance at $1.00 per share and options to purchase 100,000 shares are exercisable for a period of two years from issuance at $2.00 per share. The shares underlying these options have registration rights as described in the registration rights agreement discussed above.

      Under the licensing agreement, Quintel acquired a license to use our database of information in exchange for payment of $5,000 per month. We are in default under the loan agreement and Quintel may credit this monthly amount towards any amounts in arrears. The licensing agreement is for a term of ten years with an option to renew for an additional five years.

      On August 7, 2000 following certain disagreements concerning Quintel's use of our database, we entered into a forbearance agreement and amendment of our security agreement with Quintel. Quintel acknowledged receipt of a $50,000.00 payment against the principal balance of $500,000 due on the convertible note, funded personally by Dr. Mitchell. The related note was amended to provide for payment upon written demand. If there is a default under the terms of the forbearance agreement or the note, the interest rate will equal the prime rate as defined in the note plus 4% not to exceed fourteen (14%) percent. Until payment of all amounts due under the note are made, amendment #1 to the security agreement requires us to pay fifty percent (50%) of the collections received for accounts receivable outstanding as of August 10, 2000, and twenty-five percent (25%) of collections for all new accounts receivable, within five days. Payment is to be credited against amounts due under the note, first to interest, then to principal. Quintel also receives 50% of all other cash receipts including additional loans, cash equivalents and marketable securities generated by us from any source whatsoever until payment in full of the amounts due under the note. The security agreement filed February 22, 2000 was amended to include all accounts of LCS Golf and all securities or guarantees held by us in respect of the accounts and all account proceeds. In addition, Dr. Mitchell, President and CEO of LCS Golf, executed and delivered a guarantee on August 7, 2000 of up to $250,000.00 on the note (of which $150,000 has been paid against this guaranty).

      On August 8, 2000 Quintel agreed to forbear from demanding payment of the note or commencing any action against us as long as Quintel receives at least $10,000.00 per month in payment of principal and interest on the Note, or collections of the accounts receivable or from the guarantor, and we generate gross revenues of at least $75,000.00 per calendar month from the normal conduct of business.

      On August 8, 2000 American Warrant Partners, LLC ("American Warrant") invested $300,000.00 in our Company. We issued an 8% convertible subordinated promissory note to American Warrant with a maturity date for the principal of August 8, 2002. The note is convertible into our common stock at $0.25 per share, subject to adjustment, which resulted in a discount of the note of approximately $225,000 which will be amortized over the term of the note or until the date of conversion, whichever is sooner. Interest is payable on a quarterly basis commencing September 30, 2000. We also issued to American Warrant a warrant expiring on August 8, 2005 to purchase up to 600,000 shares of our common stock, at the exercise price of $0.40 per share, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The value of this warrant will be amortized over five years or shorter if exercised. In order to elect to exercise the warrant at the share price computed using the formula in the warrant agreement, American Warrant must deliver the warrant and a written notice of election to exercise the warrant to us. In addition, we entered into a registration rights agreement in which we promised to register the shares with the Commission as soon as reasonably practicable, but in no event later than September 15, 2000 and are subject to penalties because the Registration Statement was not declared effective by November 15, 2000. The penalties are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% until the exercise price reaches $0.05. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. To date, no such Registration Statement has been filed. Certain officers and directors of the Company agreed to a lock-up provision restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of the one year anniversary of the agreement, the effective date of the Registration Statement, or until we raise $1,000,000 in equity or debt financing. We also agreed that without prior written consent, until the earlier of 85% of the principal balance and interest is paid or converted to common stock, or 180 days from the date of the warrant agreement, we will not offer to sell or sell any of our common stock at a price per share (or conversion or exercise price per share) less than the average closing price per share of our common stock as quoted by the OTC Electronic Bulletin Board on the five days immediately prior to the close of the transaction. We also agreed to recommend and use our best efforts to elect a designee and representative of American Warrant as a member of the Board of Directors until the later of one year from the date of the agreement or until such time we receive $1,000,000 in equity or debt financing.

Debt in Default

      The American Warrant loan of $300,000 placed us in default of the forbearance agreement that we signed with Quintel because we did not in turn remit fifty percent of the cash proceeds as required under the agreement. On August 30, 2000, Dr. Mitchell agreed to fund personally two payments of $50,000 each towards principal and interest on the Quintel loan. We also changed to 50% instead of 25% of receipts from new accounts receivable that are payable to Quintel under the amended security agreement.

Intellectual Property.

      Through our acquisition of B III, we own the patent serial number 29/073.138 for a product sold under the label "Adorables," that is an animal pillow with a pouch. We have not sought trademark registration of the "Adorables" name with the U.S. Patent & Trademark Office. Golf Universe has registered the following domain names:

      o     GolfUniverse.com
      o     skiuniverse.com
      o     Golfpromo.net
      o     universe-online.com
      o     iFusionco.com
      o     ifusionco.net
      o     PlayGolfNow.com
      o     junior-golf.com
      o     targetmails.com
      o     mygolfuniverse.com
      o     WallStreetGolf.com
      o     freeis4me.com
      o     lcsgolf.com
      o     golfuniverse-online.com

Item 2. DESCRIPTION OF PROPERTY

      We do not own any real property. We lease office space at 809 North Dixie Highway, Suite 200, West Palm Beach, Florida for our Internet operations. This space is approximately 5000 square feet. The monthly rental is $5,000.00 and the term of the lease is three years. This lease expires on August 11, 2002, but provides an option to renew for an additional two years if we are not in default of the terms in the lease.

Item 3. LEGAL PROCEEDINGS

      In April 2000, we received a written claim asserting that our use of the "Golf Universe" mark violated the intellectual property rights of an entity named "Golf Universe, Inc." Our intellectual property counsel responded to these allegations in defense of our rights to use the mark "Golf Universe." To date, we have not received a reply to our response. We believe this claim is without merit and, if necessary, intend to defend our rights vigorously. Nevertheless, a judicial determination that we may not continue using the mark "Golf Universe" and/or that we have infringed upon the marks of others, may have a materially adverse impact on our financial condition and results of operations.

      Other than the foregoing, we are not currently a party to any legal proceedings, nor do we know of any claims against us that could have a material adverse effect on us or on our operations.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information.

      From mid-1998 through January 19, 2000, our common stock was traded on the NASDAQ Over-The-Counter Bulletin Board under the symbol "LCSG." The following chart sets forth the high and low sales prices for each quarter since listing of our common stock.

1998 Quarter                                                High            Low
-----------------------
July 1 - September 30                                      $0.50           $0.20
October 1 - December 31                                    $1.49           $0.25

1999 Quarter
-----------------------
January 1 - March 31                                       $2.75           $0.75
April 1 - June 30                                          $3.62           $2.25
July 1 - September 30                                      $2.63           $1.22
October 1 - December 31                                    $1.63           $0.69

      On January 19, 2000, we were de-listed from the Over the Counter Bulletin Board for failure to comply with the new listing standards set forth by the NASD before our phase-in date. Since January 20, 2000, our stock has been quoted in the National Quotation Bureau pink sheets. If we obtain compliance with the NASD listing requirements, we intend to reapply for listing on the Over the Counter Bulletin Board. There is no guarantee that we will ever re-obtain such listing.

      No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Holders

      As of December 1, 2000, there were 432 holders of our common stock held in street name.

Dividends

      We have not paid a cash dividend on the common stock since the arrival of our current management, and we do not plan at this time to declare dividends. Management anticipates that any funds available will be reinvested in our business. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

Recent Sales of Unregistered Securities

On October 14, 1997, we issued 10,279,216 shares of common stock to Linkun Holding Company in exchange for certain assets of Linkun Holding Company.

On October 17, 1997, we transferred these assets to WMF Holding Company in exchange for services valued at $1,500.00.

On October 28, 1997, we issued 850,000 shares of our common stock in our merger with LCS New York.

On May 1, 1998, we issued 400,000 shares of our common stock in our acquisition of Golf Universe.

On November 17, 1998, we issued 150,000 shares of our restricted common stock in our acquisition of B III.

On January 26, 1999, we issued 200,000 shares of our common stock and an option to purchase an additional 200,000 shares of our common stock in our acquisition of Play Golf.

On March 8, 1999, we issued 350,000 shares of our common stock in connection with our acquisition of Golf Promo on February 15, 1999.

The aforementioned share issuances were all made in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. We believe the exemption from registration in Section 4(2) of the Securities Act was available because the transactions did not involve a public offering. No commissions were paid in any of these transactions.

We issued the following securities in reliance up on the exemption provided in Rule 504 of Regulation D, of the Securities Act. Our basis for claiming this exemption is i) we were not a reporting company at the time of the transactions;
ii) we were not an investment company; iii) we were not a development stage company without a specific plan of business or purpose; and iv) we did not receive aggregate proceeds of more than $1,000,000 in a twelve-month period. No commissions were paid in these transactions.

On September 21, 1998, we issued 905,000 shares of our common stock for Consulting and Business Services rendered to us.

On October 6, 1998, we issued 42,000 shares of our common stock for Legal and Administrative Services rendered to us.

On October 15, 1998, we issued 18,000 shares of our common stock for Legal Services rendered to us.

On October 22, 1998, we issued 137,000 shares of our common stock for Legal and Management Services rendered to us.

On November 3, 1998, we issued 34,200 shares of our common stock for Legal Services rendered to us.

On November 12, 1998, we issued 35,000 shares of our common stock for Consulting Services rendered to us.

On November 15, 1998, we issued 16,500 shares of our common stock for Legal Services rendered to us.

On November 19, 1998, we issued 50,000 shares of our common stock for Consulting Services rendered to us.

On November 23, 1998, we issued 20,000 shares of our common stock for Consulting Services rendered to us.

On November 30, 1998, we issued 11,800 shares of our common stock for Legal Services rendered to us.

On December 1, 1998, we completed the sale of 200,000 units, each comprised of 1 share of common stock and 2 warrants for the purchase 7 shares of common stock at an exercise price of $0.35, at $0.10 per unit pursuant to an offering under Rule 504 of Regulation D of the Securities Act. Our basis for claiming this exemption is i) we were not a reporting company at the time of the transactions;
ii) we were not an investment company; iii) we were not a development stage company without a specific plan of business or purpose; and iv) we did not receive aggregate proceeds of more than $1,000,000 in a twelve-month period. No commissions were paid in these transactions. No commission was paid with respect to the offering, as the shares were sold by our officers and directors. We raised $993,752.50 in cash proceeds from the offering.

On December 7, 1998, we issued 125,000 shares of our common stock for Consulting Services rendered to us.

On December 9, 1998, we issued 350,000 shares of our common stock for Consulting Services rendered to us.

On December 10, 1998, we issued 11,100 shares of our common stock for Legal Services rendered to us.

On December 11, 1998, we issued 55,000 shares of our common stock for Consulting Services rendered to us.

On December 15, 1998, we issued 400,000 shares of our common stock for payment of a Licensing Fee due from us.

On December 16, 1998, we issued 7,000 shares of our common stock for Legal Services rendered to us.

On December 21, 1998, we issued 7,200 shares of our common stock for Legal Services rendered to us

On December 22, 1998, we issued 35,000 shares of our common stock for Management Services rendered to us.

The aforementioned securities were issued in reliance on Rule 504 of Regulation D promulgated under the Securities Act, as amended. Our basis for claiming this exemption is i) we were not a reporting company at the time of the transactions;
ii) we were not an investment company; iii) we were not a development stage company without a specific plan of business or purpose; and iv) we did not receive aggregate proceeds of more than $1,000,000 in a twelve month period. No commissions were paid in these transactions.

On January 26, 1999, we issued 25,000 shares of our common stock for Legal Services rendered to us.

On March 1, 1999, we issued 20,000 shares of our common stock for Legal Services rendered to us.

On March 1, 1999, we issued 175,000 shares of our common stock for Public Relations and Consulting Services rendered to us.

On March 3, 1999, we issued 20,000 shares of our common stock for Consulting Services rendered to us.

On March 4, 1999, we issued 7,500 shares of our common stock for Legal Services rendered to us.

On April 9, 1999, we issued 115,000 shares of our common stock for Legal Services rendered for the Company.

On April 21, 1999, we issued 50,000 shares of our common stock for Legal Services rendered for the Company.

The aforementioned securities were issued in reliance on Rule 504 of Regulation D promulgated under the Securities Act, as amended. Our basis for claiming this exemption is i) we were not a reporting company at the time of the transactions;
ii) we were not an investment company; iii) we were not a development stage company without a specific plan of business or purpose; and iv) we did not receive aggregate proceeds of more than $1,000,000 in a twelve-month period. No commissions were paid in these transactions.

We issued the following securities in reliance up on the exemption provided in
Section 4(2) of the Securities Act. We believed that this exemption was available in each of the above transactions, as they did not involve a public offering. No commissions were paid in these transactions.

On September 21, 1998, we issued 120,000 restricted shares of our common stock for Business Consulting Services rendered to us.

On October 23, 1998, we issued 15,000 restricted shares of our common stock for Business Consulting Services rendered to us.

On November 6, 1998, we issued 35,000 restricted shares of our common stock for Business Consulting Services rendered to us.

On December 7, 1998, we issued 75,000 restricted shares of our common stock for the repayment of debt owed by us.

On December 11, 1998, we issued 115,000 restricted shares of our common stock for Business Consulting Services rendered to us.

On December 15, 1998, we issued 200,000 restricted shares of our common stock as payment of a Licensing Fee due by us.

On December 21, 1998, we issued 110,000 restricted shares of our common stock for Consulting Services rendered to us.

On January 4, 1999, we issued 15,000 restricted shares of our common stock for Public Relations Services rendered to us.

On January 5, 1999, we issued 2,000,000 restricted shares of our common stock to our President, Dr. Michael Mitchell, in lieu of compensation for services rendered to us.

On January 7, 1999, we issued 1,200,000 restricted shares of our common stock as payment of a Licensing Fee due by us.

On January 26, 1999, we issued 1,015,000 restricted shares of our common stock for various Consulting Services rendered to us.

On February 17, 1999, we issued 265,000 restricted shares of our common stock for Consulting Services rendered to us.

On March 1, 1999, we issued 80,000 restricted shares of our common stock for Consulting Services rendered to us.

On March 4, 1999, we issued 20,000 restricted shares of our common stock for Consulting Services rendered to us.

On March 8, 1999, we issued 30,000 restricted shares of our common stock for Consulting Services rendered to us.

On March 25, 1999, we issued 80,000 restricted shares of our common stock for Consulting Services rendered to us.

On April 9, 1999, we issued 15,000 restricted shares of our common stock for Administrative Services rendered to us.

On May 21, 1999, we issued 30,000 restricted shares of our common stock for Consulting Services rendered to us.

On June 1, 1999, we issued 50,000 restricted shares of our common stock for Consulting Services rendered to us.

On June 24, 1999, we issued 125,000 restricted shares of our common stock for Executive Services rendered to us.

On June 28, 1999, we issued 200,000 restricted shares of our common stock for Consulting Services rendered to us.

On July 27, 1999, we issued 200,000 restricted shares of our common stock for Consulting Services rendered to us.

On August 23, 1999, we issued 275,000 restricted shares of our common stock for Consulting Services rendered to us.

On September 23, 1999, we issued 3,000 restricted shares of our common stock for Consulting Services rendered to us.

On October 28, 1999, we issued 200,000 restricted shares of our common stock for settlement of an employment dispute.

On November 30, 1999, we issued 50,000 restricted shares of our common stock for management services rendered to us.

On December 1, 1999, we issued 55,000 restricted shares of our common stock for management services rendered to us.

On December 6, 1999, we issued 25,000 restricted shares of our common stock for management services rendered to us.

On December 17, 1999, we issued 82,500 restricted shares of our common stock for employee services rendered to us.

On January 13, 2000, we issued 170,000 restricted shares of our common stock for settlement of an employment dispute.

On February 6, 2000, we issued 200,000 restricted shares of our common stock for financial consulting services rendered to us.

On February 11, 2000, we issued 75,000 restricted shares of our common stock for management services rendered to us.

On March 21, 2000, we issued 150,000 restricted shares of our common stock for management services rendered to us.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      LCS Golf Inc. is a holding company that operates as a provider of outsourcing of permission e-mail marketing technologies and services. We provide permission email direct marketing services through Golfpromo.net and Targetmails.com., Internet and direct marketing services through Ifusionco.com. and PlayGolfNow.com, Golf ecommerce news and information through a vertical golf portal and discounts on golf services.

      After identifying the opportunity for permission email direct marketing, newsletter marketing and Internet & direct marketing, we began to refocus our strategy towards permission email and Internet marketing in the latter part of our fiscal year ended February 29, 2000. To implement our permission based email strategy, we acquired Golf Promo, created TargetMails and started ifusionco in 1999. As a result of our new focus, we have built a network and developed reseller relationships which collectively provide us with reach to over 3 million self-selected individuals, who have given express permission to receive promotional messages via email on specific categories of interest. Our current strategy is to focus our resources on our permission email business by continuing to build our network of subscribers and our customer base.

      We derive revenue by charging fees for sending permission email messages. Revenue is recognized when emails are sent to subscribers. Our customers are primarily e-commerce companies, their interactive advertising agencies, golf and golf related companies.

      We deliver email messages to members of our Golf related division, consisting of our own permission email list and those of our network partners, and permission email lists from third party list managers. We pay our network partners or third party list managers either a percentage of revenue derived from the delivery of email messages to members on the lists they provide or a fixed fee. Substantially all of our customers purchase our permission email services under short-term contracts. Our revenues would suffer if we were unable to secure new contracts from existing customers or obtain new customers. We expect to continue to derive a substantial majority of our revenues from short-term contracts.

      We expect to increase spending on sales and marketing as we expand our sales force, increase our subscriber base and promote awareness of our brand. We also expect substantially higher general and administrative expenses as we expand our infrastructure to support our expected growth and as we continue to develop new product lines and make enhancements to our existing products. As a result of these increases, we expect to incur significant losses for the foreseeable future.

      In view of the rapidly evolving nature of our business, our limited operating history and our recent focus on permission email and Internet marketing services, we believe that period-to-period comparisons of our revenue and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as an indication of future performance. We do not believe that our historical growth rates are indicative of future results.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

Revenues

      Our revenues consist of fees from providing internet marketing services, including the delivery of permission mail direct marketing messages to members in our network, newsletter-marketing, ecommerce, banner advertising, internet marketing services and direct marketing campaigns. We have also entered into agreements with several companies to engage and represent their company's database and broker their client's list. These agreements should allow us to realize additional revenues, increased brand awareness and capture additional market shares in the permission based and affinity marketing email communications services.

      Our revenues for the twelve months ended February 29, 2000 were $1,909,000 on a consolidated basis, the internet and marketing services generated $934,000 and the manufacturing component generated $975,000. Our operating expenses (cost of sales and selling, general and administrative expenses) were $4,536,000 for the internet and marketing services and $1,292,000 for BIII and our other expense, net (interest and write-off of goodwill) was $1,315,000. In an effort to reduce the strain on our cash flow we have outsourced our manufacturing operations at BIII. This change has allowed us to reduce our fixed operating costs. We incurred substantial non-cash expenses such as issuance of capital stock for services rendered, amortization of goodwill and write-offs totalling $3,650,000 which did not cause cash outflows to operate our business.

Cost of Revenue

Cost of revenues were $1,197,820 for the twelve months ended February 29, 2000 compared with $191,872 for the year ending February 28, 1999.

Selling, General and Administrative

      Selling, general and administrative expenses consist primarily of personnel and related costs of our direct sales force, marketing staff and marketing programs and the cost of personnel for general corporate functions, including finance, accounting, human resources, facilities, legal, shares issued for consulting fees and settlement of claims. Selling, general and administrative expenses were $4,630,780 for the twelve months ended February 28, 2000 compared to $5,551,559 for the year ending February 28, 1999.

      The decrease in selling, general and administrative expenses was primarily due to a reduction in consulting fees partially offset by increases in our direct sales force and increased marketing expenditures targeted at building our permission email and Internet marketing strategy. We expect sales and marketing expenses will increase over the next year as we hire additional sales and marketing personnel and initiate additional marketing programs.

Goodwill Expense

      Due to changes in our business focus during the fourth quarter ended February 29, 2000, we decided to write-off all of our goodwill valued at approximately $1,271,000. We have outsourced our manufacturing operations of B
III. We have changed our focus from principally golf related operations to an internet data collection service and marketing company.

Interest Expense

      Interest expense consists of interest on debt obligations. Interest expense was $ 56,000 for the twelve months ending February 29, 2000 compared to $6,000 for the year ending February 28, 1999.

Income Taxes

      No provision for federal or state income taxes was recorded as we incurred net operating losses since inception through February 29, 2000. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Liquidity and Capital Resources

      We are currently in default of the loan agreement with Quintel. We anticipate repaying Quintel over a period of time from current sales or loans. Our monthly cash flow will be greatly affected by the repayment of the loan. We have to pay 50% of our collections made on our accounts receivables to Quintel, creating a shortfall in our cash flow. We may have to seek additional short term loans from our CEO, Dr. Michael Mitchell or other sources to make up for the deficiencies in cash flow until full repayment is complete. We expect to pay this loan in full once we have received additional funding. Dr. Mitchell has personally guaranteed repayment of up to $250,000.00 of the Quintel loan and has already made payments of $150,000 to Quintel

      We are also in dafault under the registration rights agreement with American Warrant. The Registration Statement to register the shares if the $300,000 convertible note is converted into our common stock and the shares underline their warrants to purchase 600,000 shares of our common stock was not declared effective by November 15, 2000. For each 30-day period after November 15, 2000 that the Registration Statement is not declared effective, the following will occur:

      1. $0.25 conversion price of the convertible note and the $0.40 warrant exercise price will each be reduced by 2%, but never less than $0.05 per share;

      2. the interest rate on the convertible note will increase by 2% per period from the current rate of 8% until it reaches 15% per annum.

      We are in the process of addressing the liquidity issues. We are looking to third party investors to raise additional capital to assist us in creating sufficient cash flow to maintain our operations for the next twelve months. The availability of capital is predicated upon becoming a reporting company that is listed on the OTC Bulletin Board. If we are not able to meet the listing requirements, we will attempt to raise capital from our Board of Directors. We can make no assurances that we will be able to raise capital sufficient to continue as a going concern.

      We will need additional funding to meet our current operating needs, hire additional sales staff and invest in infrastructure and marketing. We anticipate revenues to increase proportionally to the utilization of funds, and additional revenues should allow us to achieve a positive cash flow position for the next twelve months. We will attempt to maintain our fixed cost at a steady rate and control our variable cost in proportion to our revenue base. We believe that with new capital, a cost control strategy and an increase in revenues, we should be in a position to continue as a going concern. We expect to execute this plan on an ongoing basis.

      If we are unable to raise capital from the sources described above we will reduce our overhead by terminating lines of business that are currently in development or generating inadequate cash flows. We are also prepared to reduce staff to assure a positive cash scenario.

CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS

WE ARE IN DEFAULT OF A SENIOR SECURED LOAN WHICH MAY CAUSE US TO CURTAIL OR CEASE OPERATIONS.

      Our failure to remit 50% of the cash proceeds from the American Warrant transaction to Quintel resulted in a default under the forbearance agreement with Quintel. If Quintel elects to pursue its remedies under the forbearance agreement and we are unable to reach an amicable resolution with Quintel, we may have to curtail or cease operations unless we are able to obtain additional financing. Even if we do reach an amicable resolution with Quintel, which we have no reason to believe such resolution is possible, and continue operations, our efforts to satisfy continuing obligations under the Quintel agreements will significantly impact our cash flow. Pursuant to arrangements with Quintel, we increased the percentage of receipts which we must remit from new accounts receivable from 25% to 50% which will significantly impact our cash flow until such time as we are able to make payment in full under the Quintel Agreement.

OUR FINANCIAL CONDITION IS POOR AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

      Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through February 29, 2000, our president has made additional net advances of approximately $270,000. Our independent auditors report on our consolidated financial statements for the year ended February 29, 2000 included language that raises substantial doubt exists as to our ability to continue as a going concern. Our financial statements show an accumulated deficit of approximately $11,476,000. We expect to continue to incur net losses for the foreseeable future and negative cash flow from operations through at least the fiscal year 2001. We expect to significantly increase our operating expenses as a result of expanding our sales and marketing, product development and administrative operations and developing new strategic relationships to promote our future growth. As a result, we will need to generate increased sales to meet these expenses and to achieve profitability. In addition, due to our default under the agreement with Quintel, we must now remit 50% of all accounts receivable collected to Quintel which will further significantly reduce our cash flow. Therefore, an investment should not be made in our securities unless an investor is prepared to lose his or her entire investment.

WE RECENTLY REDIRECTED OUR STRATEGIC FOCUS SO OUR RECENT OPERATING RESULTS ARE NOT COMPARABLE TO OUR RESULTS FOR PRIOR PERIODS.

      We were founded in 1997 to design and distribute golf clubs and related products. In early 1999, we began to provide permission email and Internet Services. For the twelve months ended February 28, 2000, permission email marketing services represented 49% of our revenue, compared to 0 % in the twelve months ended February 29, 1999. Accordingly, our operating results since the end of fiscal 2000 are not comparable to our results for prior periods. We cannot be certain that our business strategy will be successful or that we will adequately address these risks.

      Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline, perhaps substantially. Factors that may cause fluctuations of our operating results include the following:

      o seasonality of direct marketing expenditures which are typically higher in the second and fourth quarters and lower in the first and third quarters;
      o     the level of market acceptance of our products and services;
      o     delays we may encounter in introducing new products and services;
      o     competitive developments;
      o     demand for advertising on the Internet;
      o     changes in pricing policies and resulting margins;
      o     changes in the growth rate of Internet usage;
      o     the growth rate of our network affiliates;
      o     changes in the mix of products and services sold;
      o changes in the mix of sales channels through which products and services are sold;
      o     costs related to acquisitions of technology or businesses; and
      o economic conditions generally as well as those specific to the Internet and related industries.

      We expect that our future revenues will be derived from permission email marketing products and services. The volume and timing of orders are difficult to predict because the market for our products is in its infancy and the sales cycle may vary substantially from customer to customer. Currently, our customer contracts are only for a limited period of time, typically lasting only days or weeks, which makes revenues in any quarter substantially dependent upon contracts entered into in that quarter. Our customers can terminate their contracts with us on short notice without penalty. Moreover, our sales are expected to fluctuate due to seasonal or cyclical marketing campaigns.

      We expect that revenue growth in the first and third quarters of each year may be lower than revenue growth in the second and fourth quarters of that and the preceding year. We believe this trend may occur as a result of our customers' annual budgetary, purchasing and sales cycles. In addition, our sales cycle has varied from customer to customer and several customers have taken many months to evaluate our services before making their purchase decisions. To the extent significant revenues occur earlier than expected, our operating results for later quarters may not compare favorably with operating results from earlier quarters.

OUR SUCCESS DEPENDS UPON BROAD MARKET ACCEPTANCE OF PERMISSION EMAIL MARKETING SERVICES.

      We do not know if our products and services will be successful. The growth of the Internet remains fairly recent and advertising on the Internet even more so. The Internet may not be accepted as a viable long-term commercial marketplace and medium of commerce for a number of reasons, including potentially inadequate development of necessary Internet infrastructure, government regulation or delayed development of enabling technologies and performance improvements. The market for permission email marketing services is in its infancy, and we are not certain whether our target customers will widely adopt and deploy this technology. Even if they do so, they may not choose our products for technical, cost, support or other reasons. Adoption of permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. We believe that the promotion of the concept of permission email marketing will require us to engage in an intensive marketing and sales effort to educate prospective customers regarding the uses and benefits of our products and services. Enterprises that have already invested substantial resources in other advertising methods may be reluctant or slow to adopt our new approach.

      Our future growth also depends on the commercial success of our Golf Promo l Network, Targetmails and Ifusionc that comprise our network. If our customers do not widely adopt and purchase our services, our business will suffer. Furthermore, the Internet advertising and permission email services market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we are unable to develop and introduce products or enhancements to our service offering in a timely manner, we may not be able to successfully compete.

COMPETITION IN THE MARKET FOR INTERNET ADVERTISING AND DIRECT MARKETING IS INTENSE AND COULD ADVERSELY AFFECT OUR BUSINESS.

      Many of our current and potential competitors, such as 24/7 Media, Inc., Postmaster Direct, Inc., Exactis, Inc., DoubleClick,Inc. and YesMail, Inc., have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are large and well-capitalized companies. In addition, some of our competitors may include website owners who own permission email lists. We expect to face competition from these and other competitors, including Internet portals, traditional list brokers, banner advertising managers, independent list managers, incentive-based subscriber lists and customer management and retention service companies.

OUR FAILURE TO DEVELOP AND MAINTAIN OUR SALES, MARKETING AND SUPPORT ORGANIZATION AND RELATIONSHIPS WITH OUR NETWORK PARTNERS AND THIRD PARTY LIST MANAGERS WOULD LIMIT OUR GROWTH.

      If we fail to substantially develop our direct and indirect sales and marketing operations and our relations with our network partners, our growth will be limited. Our products and services require a sales effort targeted at several people within our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. We might not be able to hire, train or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel is intense. In addition, we will increasingly rely on advertising agencies and direct marketers to resell our products and services. If we do not effectively manage or grow our sales and marketing channel, our business could suffer.

      We must continue to maintain and expand relationships with network Partners, such as Click Here to Find. Com, Golf Illustrated, Inc. and Telemundo, who provide us with access to permission email lists. We began to enter into agreements with our network partners in the first quarter of 1999. These contracts are generally for an initial term of one to three years, with an automatic annual renewal. Pursuant to these contracts, we provide our network partners with resale and tracking services by selling direct marketers access to their lists, and our network partners receive a percentage of our revenue. We cannot be assured that the growth of our business as a result of our entering into these agreements will be sufficient to meet our expectations for sales growth and profitability. In addition to our network partners, we have reseller arrangements with third party list managers, under which we pay a fixed fee for the nonexclusive use of their list for a specific campaign. These third party list managers are not contractually obligated to provide us with access to their lists. A majority of the email addresses that we have access to through our proprietary list, our network partners and our list managers is currently comprised of addresses from list managers. If we fail to maintain or grow our relationships with our network partners and third party list managers, our business could suffer.

IF WE ARE UNABLE TO MANAGE OUR EXPECTED GROWTH, OUR BUSINESS WILL SUFFER.

      Our ability to successfully offer our products and services and implement our business plan in the rapidly evolving market for permission email marketing services requires an effective planning and management process. We continue to increase the scope of our operations which has placed a significant strain on our management systems and resources. We expect that we will need to continue to improve our operational and financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force.

OUR BUSINESS WOULD SUFFER IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUISITIONS OF OTHER COMPANIES OR SUBSCRIBER LISTS.

      From time to time, we expect to evaluate opportunities to grow through acquisitions of, or investments in complementary companies, products or technologies. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, products or technology. In addition, the key personnel of the acquired company may decide not to work for us. If we make acquisitions of products or technology, we could have difficult in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to us or our existing stockholders. If we are unable to successfully address any of these risks, our business could be harmed.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

      We need to hire a significant number of additional sales, support, marketing and product development personnel to expand our business. If we fail to attract qualified personnel or retain current employees, our revenues may not increase and could decline. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. Not all of our officers or key employees are bound by an employment agreement. Our relationships with these officers and key employees are at will. Moreover, we do not have "key person" life insurance policies covering any of our employees.

PRIVACY CONCERNS WITH RESPECT TO OUR PRODUCTS AND SERVICES COULD NEGATIVELY AFFECT OUR BUSINESS.

      Our technology collects and utilizes data derived from user activity in the Golf Promo Network. Our network enables the use of personal profiles, in addition to other mechanisms, to deliver targeted marketing materials, to help compile demographic information and to limit the frequency with which an advertisement is shown to the user. The effectiveness of our technology and the success of our business could be limited by any reduction or limitation in the use of personal profiles. These personal profiles contain bits of information keyed to a specific server, file pathway or directory location that is stored in the user's hard drive. Personal profiles are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of the user's browser settings. In addition, currently available applications can be configured to prevent personal profiles from being stored on their hard drive. Some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of personal profiles. In the event this occurs, our business would likely suffer.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES OF DOING BUSINESS ON THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS.

      The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business could suffer with the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet.

WE MAY FACE CLAIMS FOR ACTIVITIES OF OUR CUSTOMERS WHICH COULD HARM OUR
BUSINESS.

      Our customers' promotion of their products and services may not comply with federal, state and local laws. A wide variety of laws and regulations govern the content of advertisements and regulate the sale of products and services. There is also uncertainty as to the application of these laws to the emerging world of advertising on the Internet. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. We may face civil or criminal liability for unlawful advertising or other activities of our customers. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability. Any costs incurred as a result of that liability or asserted liability could harm our business.

Item 7. FINANCIAL STATEMENTS

      Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of LCS Golf, Inc. and subsidiaries, together with the reports of Richard A. Eisner & Company, LLP, dated June 8, 2000 and Cornick, Garber & Sandler, LLP, dated September 1, 1999.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On May 31, 2000, we dismissed our independent auditors, Cornick, Garber & Sandler, LLP ("Cornick") and engaged the firm of Richard A. Eisner & Company, LLP ("Eisner") to serve as our new independent auditors. The reason for such dismissal was not due to any disagreement with Cornick, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditory scope or procedure. Rather, it was because the audit partner most familiar with us recently left Cornick and joined Eisner.

      None of Cornick's reports on our financial statements have ever contained an adverse opinion or disclaimer of opinion, or were modified as to audit scope or accounting principles. However, Cornick's audit report on our financial statements for the year ended February 28, 1999 was modified as to a going concern uncertainty.

      Our Board of Directors approved the dismissal of Cornick and the appointment of Eisner by unanimous written consent as of May 31, 2000.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      Set forth below are our directors and executive officers, their respective names and ages, positions with us, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

Name                            Age    Position

Dr. Michael Mitchell            44     President, CEO and Chairman
Mr. Charles A. Gargano          64     Director
Mr. Lawrence J. Slavin          46     Director
Mr. Alex Bruni                  41     Chief Operating Officer
Mr. James C. Walsh              58     Director
Mr. John H. Flood, III          49     Director
Mr. Kenneth Greenblatt          52     Director

      Dr. Michael Mitchell obtained a degree in biology from Jacksonville University in 1976. In 1980, he obtained his M.D. degree from the University of Dominica. From 1985 through the end of 1999, he was a physician at Greenwich Village Pediatrics. He is board certified in pediatrics and has memberships in the Academy of Pediatrics and the New York County Medical Society. He has now left the practice of pediatrics to devote his full attention to LCS Golf.

      Mr. Charles A. Gargano earned his B.S. and M.B.A. degrees from Fairleigh Dickinson University and an M.S. in civil engineering from Manhattan College. He served under Presidents Reagan and Bush as the Ambassador to the Republic of Trinidad and Tobago. Since 1995, Mr. Gargano has served as the Commissioner for the New York State Department of Economic Development, while simultaneously serving his appointment as Chairman of Empire State Development, Inc. Mr. Gargano is a licensed Professional Engineer and a Civil Engineer.

      Mr. Lawrence J. Slavin received his history degree at Hofstra University. He then received his M.A. in Healthcare Administration at C.W. Post College in 1977. From 1991 through 1996, he worked as Executive Director and Managing Partner of Hartsdale Diagnostic & Women's Imaging Service in Hartsdale, New York. In 1996, Mr. Slavin became Vice President of Business Development and Marketing at U.S. Management Systems, Inc., a healthcare management service company, where he developed and managed sales and marketing plans for entities in the healthcare industry. In 1998, Mr. Slavin began service as the President of Slavin Consulting, LLC, a healthcare consulting firm in Wilton, Connecticut, where he focuses on the development of strategic growth plans for healthcare related facilities.

      Mr. Alex Bruni serves as our Chief Operating Officer. He obtained a BBA in Accounting and a MS in Taxation from Hofstra University. From 1988 through 1998, Mr. Bruni worked at American Express as the Director of International Taxes, managing a staff of five tax accountants while also managing and planning American Express international operations. In addition, Mr. Bruni worked as a tax manager for Nomura Securities from 1986 through 1988 and as a tax specialist for Wertheim Schroder from 1984 through 1986.

      Mr. James C. Walsh received his B.S. and J.D. degrees from the University of Alabama. He is admitted to practice law in Louisiana and New York, where he has been practicing since 1966. Mr. Walsh practices in his own firm, specializing in the representation of entertainers and professional athletes. He is also the President of Namanco Productions, Inc. specializing in the marketing and management of athletes. Mr. Walsh is a Director of Sportsline, USA, Inc., a Nasdaq publicly-traded company under the symbol "SPLN." This company is an Internet-based sports media company.

      Mr. John H. Flood, III received his B.A. in Psychology from Harvard College in 1975. He obtained his J.D. from the University of Virginia School of Law in 1978. Mr. Flood is currently the President of Oldron Sports & Entertainment Company, which does professional sports team marketing and consulting. Prior to his current position, Mr. Flood directed and managed the National Football League Properties, Inc. for eleven years where he held the positions of Director of Legal and Business Affairs, Executive Vice President, General Counsel, and President.

      Mr. Kenneth Greenblatt has a BBA degree in Finance from the University of Miami. He currently serves as a member of the President's Council of the University of Miami and as a member of the Board of Directors of the Helen Hayes Theatre, in addition to his position with our company. In 1987, Mr. Greenblatt founded Waverly Converting, Inc., a textile company, and served as its President until the company was sold to Missbrenner, Inc. in 1997. Prior to founding Waverly Converting, Inc., Mr. Greenblatt served as Chairman for Guilford Mills Incorporated.

Family Relationships.

      There are no family relationships among our directors or executive officers.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                            Awards                  Payouts
------------------------------------------------------------------------------------------------------------------------------------
      (a)           (b)     (C)        (d)            (e)                (f)                (g)             (h)            (i)
------------------------------------------------------------------------------------------------------------------------------------
    Name and                                                         Restricted         Securities         LTIP         All Other
   Principle      Fiscal   Salary    Bonus        Other Annual     Stock Award(s)       Underlying        Payouts     Compensation
    Position       Year      ($)       ($)      Compensation ($)         ($)         Options/SARs (#)       ($)            ($)
------------------------------------------------------------------------------------------------------------------------------------
    Michael        1997       0         0              0                  0                  0               0              0
   Mitchell,       1998       0         0              0                  0                  0               0              0
   President       1999       0         0              0             $1,925,000              0               0              0
------------------------------------------------------------------------------------------------------------------------------------

1999 Dr. Michael Mitchell did not receive compensation pursuant to the terms of his employment agreement during the fiscal year ended February 29, 2000 because the Company operated at a loss. Such compensation has been accrued in our financial statements.

Employment Agreements.

      On June 1, 1998, we entered into an employment agreement with Dr. Michael Mitchell for his services as our President and Chief Executive Officer. The agreement is for a term of five (5) years. There may be termination for cause ninety (90) days after a written demand by our board of directors has been provided. Termination without cause requires at least three (3) months notice to Dr. Mitchell. Dr. Mitchell's duties include all those customary for such positions, as well as any duties reasonably imposed or removed from such customary duties under our discretion. Dr. Mitchell is to perform such services at least twenty (20) hours per week. As consideration for these services, we have agreed to pay Dr. Mitchell an annual salary of two hundred sixty thousand ($260,000) dollars, payable in weekly installments of five thousand ($5,000) dollars. This salary is to be increased each year by at least four (4%) percent during the term of the agreement.

Since we were unable to pay Dr. Mitchell pursuant to the terms of his agreement with us, we issued 2,000,000 restricted shares of our common stock to Dr. Mitchell in January 1999. Such shares had a market value of $1,925,000 at the time of issuance, based on the trading price of free-trading shares of the same class. Dr. Mitchell's shares were unable and unavailable to be sold at the then prevailing market price per share. Given that the shares were restricted and illiquid, management decided that the shares were equivalent in value to the amounts owed to Dr. Mitchell under the terms of his employment agreement through December 31, 1998.

      In accordance with the agreement in which we purchased all of the outstanding shares of Play Golf, we agreed to employ Alex Bruni for a period of two-years from May 26, 1999 as Chief Operating Officer at an annual salary of $104,000 payable in bi-weekly installments.

      In accordance with the agreement in which we purchased all of the outstanding shares of Golf Promo, we agreed to employ Eric Reinertsen for a period of one-year from the date of the agreement at an annual salary of $60,000 payable in bi-weekly installments. This agreement is renewable at the mutual option of the parties.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of our common stock by (a) each person known to us to be the beneficial owner of more than five percent of our common stock, and (b) directors and executive officers both individually and as a group, as of June 12, 2000. Unless otherwise indicated, we believe that the beneficial owner had sole voting and investment power over such shares.

                                               Number of       Percentage
Name and Address                               Beneficially    Ownership
of Beneficial Owner           Title            Owned Shares    of Class
-------------------           -----            ------------    --------

Dr. Michael Mitchell          President, CEO   4,118,309(1)    20.30%
24 East 12th Street           and Chairman
New York, NY 10003

Mr. John H. Flood, III        Director         50,000               *
24 East 12th Street
New York, NY 10003

Mr. Charles Gargano           Director         250,000          1.23%
633 3rd Ave., 37th Fl.
New York, NY 10017

Mr. Kenneth Greenblatt        Director         100,000              *
809 N Dixie Hwy, Suite 200
West Palm Beach, FL 33401

Mr. Lawrence Slavin           Director         205,000(2)       1.01%
87 St. Jon's Road
Wilton, CT 06897

Mr. Alex Bruni                Chief            550,000(3)       2.70%
809 N Dixie Hwy, Suite 200    Operating
West Palm Beach, FL 33401     Officer

Mr. James Walsh               Director         600,000          2.96%
5874 Deerfield Place
Lake Worth, FL 33463

All Executive Officers and                     5,873,309       28.67%
Directors as a group (8 people)

------

*     Less than 1%

(1) This amount includes 200,000 shares earned by Lynn Mitchell, Dr. Mitchell's wife, for services to us.

(2) This amount includes 5,000 shares issued to Mr. Slavin's wife for services rendered to us.

(3) This amount includes 200,000 shares that may be obtained through January 2001 by Mr. Bruni upon exercise of his outstanding options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In January 1999, as compensation for services rendered under his employment contract for the period from June 1, 1998 through December 31, 1998, we issued Dr. Michael Mitchell, our Chief Executive Officer, President and

Chairman, 2,000,000 shares of our common stock valued at $1,925,000. In September of 1998, we issued 200,000 shares of our common stock valued at $75,000 to Lynn Mitchell, wife of Dr. Michael Mitchell, for services rendered to LCS Golf. In addition, Dr. Mitchell periodically makes short-term loans to us for operations without specific repayment terms.

      Other than those described above, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, nominee, executive officer, 5% shareholder or any family of such parties.

                                     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Reports on Form 8-K.

            We filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended February 29, 2000.

Exhibits.

Exhibit
Number         Description

2.1   Linkun Holding Company (as filed in the Form 10-SB filing on 12/9/99)

2.2   LCS Golf, Inc. Merger (as filed in the Form 10-SB filing on 12/9/99)

2.3   Golf Universe, Inc. (as filed in the Form 10-SB filing on 12/9/99)

2.4   Mr. B III, Inc. (as filed in the Form 10-SB filing on 12/9/99)

2.5   GolfPromo, Inc. (as filed in the Form 10-SB filing on 12/9/99)

2.6   Play Golf Now, Inc. (as filed in the Form 10-SB filing on 12/9/99)

3.1   Articles of Incorporation (as filed in the Form 10-SB filing on 12/9/99)

3.2   By-laws (as filed in the Form 10-SB filing on 12/9/99)

10.1  Namath Agreement (as filed in the Form 10-SB/A filing on 4/12/00)

10.2A Quintel Loan Agreement (as filed in the Form 10-SB/A filing on 4/12/00)

10.2B Quintel Convertible Promissory Note (as filed in the Form 10-SB/A filing on 4/12/00)

10.2C Quintel Security Agreement (as filed in the Form 10-SB/A filing on
      4/12/00)

10.2D Quintel License Agreement (as filed in the Form 10-SB/A filing on 4/12/00)

10.2E Quintel Marketing Agreement (as filed in the Form 10-SB/A filing on
      4/12/00)

10.2F Quintel Registration Rights Agreement (as filed in the Form 10-SB/A filing on 4/12/00)

10.2G Quintel Forbearance Agreement, dated as of August 8, 2000.*

10.2H Quintel Amendment #1 to the Security Agreement, dated as of August 8,
      2000.*

10.2I Guaranty signed as of August 7, 2000 by Michael Mitchell for the timely repayment of the obligations of LCS Golf under the promissory note dated as of February 16, 2000 between Quintel and LCS Golf.*

10.3A Agreement dated as of August 10, 2000 between American Warrant Partners
      LLC and LCS Golf (as filed in Amendment No. 1 to Form 10-SB on 9/8/00.

10.3B Registration Rights Agreement between American Warrant Partners LLC and
      LCS Golf (a filed in Post-effective Amendment No. 1 to Form 10-SB on
      9/8/00.

10.3C American Warrant Partners LLC warrant for up to 600,000 shares of common stock expiring August 8, 2005 (as filed in Post-effective Amendment No. 1 to Form 10-SB on 9/8/00.

10.3D American Warrant Partners LLC 8% Subordinated Convertible Promissory note
      (as filed in Post-effective Amendment No. 1 to Form 10-SB on 9/8/00).

21 Subsidiaries of the Registrant (as filed in the Form 10-SB/A filing on 4/12/00)

27*   Financial Data Schedule

-----
* Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: Decmeber 5, 2000               LCS Golf, Inc.

                                    By:   /s/ Dr. Michael Mitchell
                                          --------------------------
                                          Dr. Michael Mitchell
                                          President, Chief Executive
                                          Officer and Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date
---------                 -----                                   ----

/s/ Dr. Michael Mitchell  President, Chief Executive Officer   Decmeber 5, 2000
------------------------  and Chairman (Principal Executive
Dr. Michael Mitchell      Officer

/s/ Alex Bruni            Chief Operating Officer, Principal   Decmeber 5, 2000
--------------            Financial and Accounting Officer
Alex Bruni

/s/ Charles A. Gargano    Director                             Decmeber 5, 2000
----------------------
Charles A. Gargano

/s/ Lawrence J. Slavin    Director                             Decmeber 5, 2000
----------------------
Lawrence J. Slavin

/s/ James C. Walsh        Director                             Decmeber 5, 2000
------------------
James C. Walsh

/s/ John H. Flood, III    Director                             Decmeber 5, 2000
----------------------
John H. Flood, III

/s/ Kenneth Greenblatt    Director                             Decmeber 5, 2000
----------------------
Kenneth Greenblatt

                         LCS GOLF, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000

LCS GOLF, INC. AND SUBSIDIARIES

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

  Independent auditors' reports                                                1

  Balance sheet as of February 29, 2000                                        3

  Statements of operations for the years ended
    February 29, 2000 and February 28, 1999                                    4

  Statements of changes in stockholders' equity for the years
    ended February 29, 2000 and February 28, 1999                              5

  Statements of cash flows for the years ended February 29, 2000
    and February 28, 2000                                                      6

  Notes to financial statements                                                7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LCS Golf, Inc.

We have audited the accompanying consolidated balance sheet of LCS Golf, Inc. and subsidiaries as of February 29, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal year 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCS Golf, Inc. and subsidiaries as of February 29, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

As disclosed in Note A [3], the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company as at February 29, 2000, is in a negative working capital position, has incurred significant losses from operations for the year then ended and has relied on loans from its majority stockholder. In addition, the Company is in default under its loan agreement and has agreed to remit to the lender 50% of all cash collected or loaned to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note A [3]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                Richard A. Eisner & Company, LLP
New York, New York                              --------------------------------
June 8, 2000                                    Certified Public Accountants

With respect to Note M,
September 15, 2000

With respect to Note A,
October 24, 2000

                          Independent Auditors' Report

To the Shareholders
LCS Golf, Inc.

      We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of LCS GOLF, INC. AND SUBSIDIARIES, for the year ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LCS Golf, Inc. and Subsidiaries, for the year ended February 28, 1999 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred significant losses from operations for the year ended February 28, 1999 and has relied on loans from its major stockholder. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        CORNICK, GARBER & SANDLER, LLP
                                        ----------------------------------------
                                        CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
September 1, 1999

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
February 29, 2000

ASSETS
Current assets:
  Cash                                                             $    222,266
  Accounts receivable, net of allowance for doubtful
    accounts of $64,750                                                 137,015
  Due from factor                                                        11,144
  Prepaid and other current assets                                      171,440
                                                                   ------------

    Total current assets                                                541,865

Fixed assets - at cost, less accumulated depreciation
  and amortization                                                       82,843
Prepaid license fee                                                   1,388,254
Security deposits                                                        18,000
                                                                   ------------

                                                                   $  2,030,962
                                                                   ============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                            $    639,296
  Debt in default                                                       500,000
  Notes payable                                                          25,000
  Loans from major stockholder/president                                269,963
  Other current liabilities                                              66,444
                                                                   ------------

    Total current liabilities                                         1,500,703

Liabilities subsequently paid with common stock                         152,000
                                                                   ------------

    Total liabilities                                                 1,652,703
                                                                   ------------

Commitments (Notes H and I)

STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 50,000,000 shares authorized;
  20,132,225 shares issued and outstanding                               20,132
Additional paid-in capital                                           11,973,570
Accumulated deficit                                                 (11,476,443)
Unamortized debt expense                                               (139,000)
                                                                   ------------

    Total stockholders' equity                                          378,259
                                                                   ------------

                                                                   $  2,030,962
                                                                   ============


See independent auditors' reports and notes to financial statements            3

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                            Year Ended
                                                    ---------------------------
                                                      February       February
                                                         29,             28,
                                                        2000            1999
                                                    -----------     -----------
Net sales                                           $ 1,909,297     $   107,840
Cost of sales                                         1,197,820         191,872
                                                    -----------     -----------

                                                        711,477         (84,032)
Selling, general and administrative expenses
  (includes $2,150,133 and $5,141,680
  of expenses paid with common stock)                (4,630,780)     (5,551,559)
Write-off of intangible assets                       (1,270,607)
                                                    -----------     -----------

Loss from operations before other income (expense)   (5,189,910)     (5,635,591)

Other income (expense):
  Other income                                           11,204          22,910
  Interest expense                                      (55,836)         (5,602)
                                                    -----------     -----------

Net loss                                            $(5,234,542)    $(5,618,283)
                                                    ===========     ===========

Net loss per share - basic and diluted                    $(.27)          $(.63)
                                                          =====           =====

Weighted average number of shares outstanding        19,043,494       8,961,285
                                                    ===========     ===========


See independent auditors' reports and notes to financial statements            4

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity


                                                   Common Shares          Additional                  Unamortized        Total
                                               --------------------        Paid-In       Accumulated      Debt        Stockholders'
                                               Shares        Amount        Capital         Deficit      Expense          Equity
                                               ------        ------       ----------     -----------    --------      -------------
As previously reported - February 28, 1998    6,250,264   $   6,250     $    448,102   $   (552,534)                 $    (98,182)
Prior period adjustments                                                      71,084        (71,084)                           --
                                           ------------   ---------     ------------   ------------                  ------------
  As adjusted                                 6,250,264       6,250          519,186       (623,618)                      (98,182)
Shares issued in Regulation D offering        2,982,150       2,982          976,722                                      979,704
Shares issued in connection with
  acquisitions                                1,500,000       1,500        1,302,450                                    1,303,950
Options issued in connection with
  acquisition                                                                169,755                                      169,755
Shares issued for services                    6,786,811       6,787        5,168,953                                    5,175,740
Net loss for the year ended
  February 28, 1999                                                                      (5,618,283)                   (5,618,283)
                                           ------------   ---------     ------------   ------------                  ------------

Balance - February 28, 1999                  17,519,225      17,519        8,137,066     (6,241,901)                    1,912,684
Liabilities paid with common stock            1,107,500       1,108        1,404,688                                    1,405,796
Shares issued in connection with
  acquisition                                   150,000         150          144,038                                      144,188
Options issued in connection with
  loan agreement                                                             139,000                   $ (139,000)             --
Shares issued for services                    1,355,500       1,355        2,148,778                                    2,150,133
Net loss for the year ended
  February 29, 2000                                                                      (5,234,542)                   (5,234,542)
                                           ------------   ---------     ------------   ------------    ----------    ------------

Balance - February 29, 2000                  20,132,225   $  20,132     $ 11,973,570   $(11,476,443)   $ (139,000)   $    378,259
                                           ============   =========     ============   ============    ==========    ============


See independent auditors' reports and notes to financial statements            5

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows


                                                                                 Year Ended     Year Ended
                                                                                February 29,   February 28,
                                                                                    2000           1999
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss                                                                      $(5,234,542)   $(5,618,283)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   326,431         80,206
    Issuance of common stock for services                                         2,150,133      5,141,680
    Write-off of intangible assets                                                1,270,607
    Changes in:
      Accounts receivable                                                          (137,015)
      Due from factor                                                                83,440        178,539
      Inventory                                                                      73,377        (21,573)
      Prepaid and other current assets                                              404,490        (30,223)
      Prepaid licensing fee                                                                        (25,000)
      Security deposits                                                              (7,800)
      Accounts payable and accrued expenses                                         209,534         71,543
      Other current liabilities                                                      24,516         (2,148)
                                                                                -----------    -----------

        Net cash used in operating activities                                      (836,829)      (225,259)
                                                                                -----------    -----------

Cash flows from investing activities:
  Payment for purchases of businesses                                                             (369,446)
  Purchase of fixed assets                                                          (51,412)
  Collection of (loans to) major stockholder/president                               26,515        (26,515)
                                                                                -----------    -----------

        Net cash used in investing activities                                       (24,897)      (395,961)
                                                                                -----------    -----------

Cash flows from financing activities:
  Net proceeds from issuance of shares                                                             979,704
  Proceeds from notes issued                                                        550,000
  Repayment of note                                                                 (25,000)
  Proceeds from major stockholder/president loans                                   615,823
  Repayment of major stockholder/president loans                                   (345,860)       (70,450)
                                                                                -----------    -----------

        Net cash provided by financing activities                                   794,963        909,254
                                                                                -----------    -----------

Net (decrease) increase in cash                                                     (66,763)       288,034
Cash - beginning                                                                    289,029            995
                                                                                -----------    -----------

Cash - ending                                                                   $   222,266    $   289,029
                                                                                ===========    ===========

Supplementary disclosures of cash paid during the year for:
  Interest                                                                      $    41,707    $     5,602
Noncash activity:
  Liabilities paid with common stock                                            $ 1,405,796
  Additional common stock issued for purchase of business                       $   144,188

See independent auditors' reports and notes to financial statements            6

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   The Company:

      On October 28, 1997, LCS Golf, Inc. (the "Company"), an inactive New York corporation, was merged in a reverse merger transaction into an inactive Delaware corporation with the same name ("LCS Delaware") in exchange for 980,904 shares of LCS Delaware's common stock. The Company paid $50,000 as a finder's fee in connection with the merger which has been charged to expense. In addition, 3,916,360 shares with a value of $25,000 were issued to certain existing shareholders of the Company for services rendered in connection with the merger. For financial accounting purposes, the merger on October 28, 1997 has been treated as the acquisition of LCS Delaware by the Company in the form of a recapitalization. Therefore, no value has been ascribed to the common stock held by the LCS Delaware shareholders.

      The Company was formed under the laws of the State of New York on March 8, 1994. On October 26, 1994, the Company commenced business operations with the purchase of substantially all of the assets and the assumption of specific liabilities of Bert Dargie Golf, Inc., a Tennessee corporation engaged in the business of designing, assembling and marketing golf clubs and related accessories.

      In August 1996, the Company conveyed, assigned, transferred and delivered substantially all of its business assets to Dargie Golf Co. (the "Purchaser") in exchange for the: i) cancellation of the remaining debt owed to the Purchaser arising from the October 26, 1994 purchase, ii) sale by Herbert A. Dargie III of his 5 percent ownership interest in the Company to the Company and, iii) the assumption of certain liabilities of the Company by the Purchaser.

      The Company retained all of its rights to the specialty golf club known as the "Rattler." Additionally, the Purchaser granted to the Company a license to use the "Dargie" name in connection with the marketing of the "Rattler" utility club outside a 200 mile radius of Memphis, Tennessee for a term of no less than eighteen months.

      The Company is engaged in the acquisition and operation of companies which provide products and services to the golf playing public and marketing the database information obtained from its websites. These products and services include magnetic therapeutic devices, discounted greens fees and other services, and a golf website (http://www.golfuniverse.com) which provides various golf-related hyperlinks to other golf websites and golf course previews.

[2]   Principles of consolidation:

      The consolidated financial statements include the accounts of LCS Golf, Inc. and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

[3]   Basis of presentation:

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      Through February 29, 2000, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses and at February 29, 2000 is in a negative working capital position. In addition, the Company is in default under its loan agreement with Quintel (See Note M). Although the Company has been able to issue its common stock (Note J) for a significant portion of its expenses or has obtained cash advances from its major stockholder/president (Note E), it is not known whether the Company will be able to continue this practice, be able to obtain continuing cash advances or if its revenue will increase significantly to be able to meet its cash operating expenses.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]   Basis of presentation: (continued)

      This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the subsidiaries acquired during the year ended February 28, 1999 will begin to generate higher revenues and that the Company will be able to raise additional funds through an offering of its common stock or alternative sources of financing. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

[4]   Depreciation of equipment:

      Depreciation is provided utilizing the straight-line method over the estimated useful lives of the related assets. For income tax purposes, accelerated depreciation methods are utilized for certain assets.

[5]   Deferred income taxes:

      Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

[6]   Intangible assets:

      In connection with the Company's acquisitions (Note B), the value of the common stock issued and the cash paid substantially exceeded the fair value of the tangible assets acquired, which excess was attributable to goodwill, customer lists and website costs. However, since it was not practicable to allocate the excess to these components on an individual basis, the excess was reflected as "Intangible Assets" which were being amortized on a straight-line basis over ten years.

      The Company continually evaluates these intangible assets for impairment on the basis of whether they are fully recoverable from projected undiscounted net cash flows for each related business. Based upon its most recent analysis, in the fourth quarter of fiscal year 2000, the Company wrote off these intangible assets.

[7]   Concentrations:

      Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and cash deposits. Cash balances are held principally at one financial institution and may exceed Federal Deposit Insurance Corporation insured amounts.

      For the year ended February 29, 2000, sales to three customers accounted for approximately 21%, 18% and 10% of total sales. In addition, three customers accounted for approximately 34%, 32% and 16% of accounts receivable at February 29, 2000. For the year ended February 28, 1999, sales to two customers accounted for approximately 89% of total sales, the largest of which represented approximately 73% of the total.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]   Advertising costs:

      The Company expenses its advertising costs when incurred. However, $10,000 of expenses relating to an infomercial which was in production as of February 28, 1999 were expensed upon the first showing of the infomercial during the year ended February 29, 2000.

      Advertising costs were approximately $142,000 for the year ended February 29, 2000 which includes approximately $133,000 for expenses of the infomercial and $6,700 for the year ended February 28, 1999.

[9]   Loss per share:

      Loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The effect of outstanding potential common shares, including stock options and warrants is not included in the per share calculations as it would be anti-dilutive.

[10]  Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, which are subject to impairment consideration, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[11]  Prior period adjustments:

      The costs and expenses related to the acquisition of LCS Delaware are treated as period costs. In connection with the reverse merger, certain costs and expenses have been reflected retroactively in the financial statements as of February 28, 1999. The effect of these adjustments was to increase additional paid-in capital and the accumulated deficit by $71,084.

[12]  Revenue recognition:

(a)   Advertising revenue:

      Advertising revenue is derived from third-party advertising on the Company's websites. This is comprised of banner advertising and newsletter marketing. Advertising revenue is recognized in the period that the advertisement is displayed.

(b)   Merchandise revenue:

      Merchandise revenue is derived principally from the sale of specialty pillows, and is recognized once the product has been shipped and payment is assured.

(c)   E-mail distribution revenue:

      E-mail distribution revenue is derived from delivering permission e-mail for third-parties to the Company's mailing list of golfers. E-mail distribution revenue is recognized when the e-mail is delivered.

(d)   Marketing revenue:

      Marketing revenue is derived from providing marketing services and related marketing materials to third-parties. Marketing revenue is recognized once the service is completed and once the product has been shipped.

(e)   Commission income:

      Commission income is derived from e-commerce transactions generated through the Company's websites for third-party products. Commission revenue is recognized once the product has been shipped and payment is assured.

NOTE B - ACQUISITIONS

The results of operations of the following acquisitions are included in the attached consolidated statements of operations and cash flows from their respective dates of acquisition.

[1]   Golf Universe, Inc.:

      On May 1, 1998, the Company acquired, in a purchase transaction, the outstanding common stock of Golf Universe, Inc., which operates a golf website that provides hyperlinks to other golf related websites. The purchase price was $245,250, which included 400,000 shares of the Company's common stock with a market value of $128,500 as at the date of issuance and a note payable of $100,000 which was paid prior to February 28, 1999. The purchase price also includes $16,750 in expenses.

[2]   Mr. B III, Inc.:

      On November 17, 1998, the Company acquired, in a purchase transaction, the outstanding common stock of Mr. B III, Inc. ("B III"), which designs, manufactures, markets and distributes therapeutic magnetic products and specialty pillows. The purchase price was approximately $679,000, which included a cash payment of $250,000 and 150,000 shares of the Company's common stock with a market value of $71,250 as at the date of issuance. The purchase price also includes expenses of approximately $358,000, which includes 150,000 shares of the Company's common stock with a market value of approximately $355,000 as at the date of issuance.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE B - ACQUISITIONS (CONTINUED)

[3]   Play Golf Now, Inc.:

      On January 26, 1999, the Company acquired, in a purchase transaction, the outstanding common stock of Play Golf Now, Inc., which sells memberships that enable the holder to play at specified golf courses across the country at reduced greens fees and entitle the holder to receive various other discounts from participating vendors on golf related items. The purchase price was approximately $192,000 representing the market value at the date of issuance of 200,000 shares of the Company's common stock issued to the seller. The seller also received non-qualified stock options to purchase to January 25, 2001, 200,000 shares of the Company's common stock at $.50 per share. The value of these options at grant date utilizing the Black-Scholes option-pricing model, was approximately $170,000. The assumptions used in determining the value of these options was an expected volatility of 181.00%, an average interest rate of 4.64% per annum and an expected holding period of two years. In March 1999, the Company issued an additional 150,000 shares of its common stock with a market value of approximately $144,000.

[4]   Golfpromo, Inc.:

      On February 15, 1999, the Company acquired, in a purchase transaction, the outstanding common stock of Golfpromo, Inc., whose principal asset is a mailing list of golfers. The purchase price was approximately $316,000, representing the market value as at the date of issuance of 350,000 shares of the Company's common stock issued to the seller.

The agreements for the acquisitions of B III, Play Golf Now, Inc. and Golfpromo, Inc. include a provision that if the price of the Company's common stock is less than $1.00 per share, one year from the date(s) of issuance, additional shares were to be issued to the seller(s). The Company believes that the price per share was not less than $1.00 on the applicable dates and, accordingly, no additional shares were issued.

The following presents, on an unaudited pro forma basis, the net sales, net loss and loss per share had the acquisitions occurred on March 1, 1998 or the date of inception of the acquired company, whichever is later. The information for Golf Universe, Inc. is based upon its unaudited financial data for the period March 1, 1998 through April 30, 1998. The information for B III is based upon its unaudited financial data for the period March 1, 1998 through November 16, 1998. The information for Golfpromo, Inc. ("GP") includes removing the operations of GP for the period February 15, 1999 through February 28, 1999, included in the historical financial information for the year ended February 28, 1999 and including the operations of GP for the year ended December 31, 1998. The information for Play Golf Now, Inc. has not been included because it was not material. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented nor is it indicative of the expected future results of operations:

                                          Year Ended
                                         February 28,
                                            1999
                                         ------------

          Net sales                      $ 1,055,000
                                         ===========

          Net loss                       $(5,755,000)
                                         ===========

          Loss per share                       $(.57)
                                                ====

NOTE C - INCOME TAXES

At February 29, 2000, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $9,463,000 expiring through 2020. The difference between the cumulative net losses for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to the write-off of intangible assets which are not currently deductible for tax purposes. The Company has provided a valuation reserve against the full amount of net operating loss benefit of approximately $3,679,000 since the likelihood of realization cannot be determined.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE C - INCOME TAXES (CONTINUED)

The difference between the statutory tax rate of 34 percent and the Company's effective tax rate of 0 percent is due to the increase in the valuation allowance of $1,510,000 and $2,169,000 for the years ended February 29, 2000 and February 28, 1999, respectively.

Section 382 of the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes occur in stockholder ownership interests. Management believes that such limitations apply to the February 28, 1999 net operating loss of approximately $5,592,000 as a result of changes in stockholder ownership interests and, accordingly, the Company will be subject to an annual limitation of approximately $395,000 on the utilization of its February 28, 1999 net operating loss.

The Company has not filed its prior years income tax returns.

NOTE D - DUE FROM FACTOR

B III's agreement with a factor provides for the sale of all credit approved accounts receivable of B III only at the invoice price less a factoring commission of 1.75%. Minimum factoring commissions of $15,000 a year, payable monthly are required. The agreement is automatically renewable by the Company each October 31, unless the factor gives the Company 30 - 60 days notice of cancellation prior to that date. The Company is given credit for the sale within two weeks of collection by the factor. If a receivable is not collected for any reason other than the customer's financial inability to pay, the credit approval is automatically terminated and it becomes a "client risk" receivable. A client risk receivable is a purchase by the factor with recourse and can be charged back to the Company at the factor's option. The factor may advance up to 80% of the purchase price of uncollected accounts receivable. These advances bear interest at a rate the greater of 9% or 2% above the prime rate. The factor is collateralized under this agreement by the accounts receivable, cash in banks and intangible assets of B III. At February 29, 2000, the Company has a receivable due from the factor which bears interest at 2% below the prime rate.

In March 1999, the President of the Company personally guaranteed the above agreement.

In April 2000, the factor agreement was terminated.

Accounts receivable on the consolidated balance sheet are not subject to the factoring agreement at February 29, 2000.

NOTE E - LOANS FROM MAJOR STOCKHOLDER/PRESIDENT

Loans from a major stockholder/president are payable on demand with interest at 10% a year. These loans are unsecured. At February 29, 2000, the net advances from the major stockholder/president were approximately $270,000. The Company has accrued interest expense of approximately $17,000 and $4,000 for the years ended February 29, 2000 and February 28, 1999, respectively.

NOTE F - EQUIPMENT

Equipment consists of the following:
                                           February 29,   Useful Lives
                                              2000           (Years)
                                          ------------    ------------

          Office equipment and computers   $61,928             5
          Machinery and equipment           34,425             5
                                           -------

                                            96,353
          Less accumulated depreciation     13,510
                                           -------

                                           $82,843
                                           =======

Depreciation expense for the years ended February 29, 2000 and February 28, 1999 was $11,619 and $1,890, respectively.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE G - LICENSING AGREEMENT

In December 1998, the Company entered into a ten year licensing agreement for the services of Joe Namath, a sports celebrity, to be a spokesperson to promote the Company's products. The license fee of approximately $1,586,500, which is being amortized over the life of the agreement, was paid for by the issuance of 1,200,000 shares of the Company's common stock with a market value of $1,174,500, the issuance of 600,000 shares of common stock with a market value of approximately $387,000 to two individuals who assisted in obtaining the agreement and $25,000 in cash. The amortization expense for the years ended February 29, 2000 and February 28, 1999 was approximately $156,000 and $40,000, respectively. In addition, Mr. Namath is entitled to a royalty fee of 5% of the gross sales, as defined, generated from products promoted in accordance with the agreement. No royalties are due for the years ended February 29, 2000 and February 28, 1999.

NOTE H - DEBT IN DEFAULT

On February 16, 2000, the Company borrowed from Quintel Communications, Inc. ("Quintel"), an internet marketing and development company, $500,000 in the form of a convertible promissory note ("Note"). Subsequent to February 29, 2000, this debt is in default (see Note M). The Note was due on demand at any time after August 16, 2000 and is convertible into 500,000 shares of common stock of the Company at any time prior to repayment. Any shares issued by the Company will have registration and piggyback registration rights and are subject to anti-dilution adjustments in certain cases. If any additional shares are issued under the anti-dilution provisions, the Company will have a one-time repurchase right at a $1.00 per share during the twelve month period following the date of conversion of the Note. The Note is without interest until the earlier of August 17, 2000 or an event of default under the Note. Interest to be charged will be at prime plus 4%, not to exceed 14%. The Note may be prepaid at anytime after giving 15 days prior written notice. The Note is secured by the Company's database and all related records, contract rights and intangibles which has been delivered to the lender and must be updated upon request, until the obligation has been paid.

The Company entered into a ten year licensing agreement for the use of its database with Quintel. Quintel will pay $5,000 per month. These payments can be used to offset the remaining balance owed to Quintel (see Note M).

The Company also entered into a two year marketing agreement with Quintel to develop programs to market products and services and send promotional e-mails to the visitors and customers of the Company's websites. Quintel will pay the Company $.25 for each individual who "opts in" to be registered with Quintel at its site. Revenues generated from these programs (less direct "out-of-pocket" costs, including royalties, cost of producing the marketing materials and other expenses directly related to the programs) will be divided equally and distributed quarterly less any required reserves.

In connection with the marketing agreement, the Company issued two-year options to purchase 100,000 shares of the Company's common stock at $1.00 a share and 100,000 shares at $2.00 per share. The value of these options at grant date, utilizing the Black-Scholes option pricing model, was $139,000. The assumptions used in determining the value was an expected volatility of 155%, an average interest rate of 6.68% per annum and an expected holding period of two years. These options are subject to certain anti-dilution provisions and provide registration rights for the underlying shares. The agreement can be terminated in the event of a default under the agreement by either party which is not corrected within 30 days after notice is given.

NOTE I - COMMITMENTS

[1]   Employment agreements:

      On June 1, 1998, the Company entered into a five year employment agreement with its President which provides for a minimum annual salary of $260,000 with annual increases of not less than four percent. However, in lieu of cash payments of $150,000 due under the agreement through December 1998, the Company issued 2,000,000 shares of common stock to its President. The $1,925,000 quoted market value of these shares on the date of issuance has been charged to operations for the year ended February 28, 1999, as officer's salary.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE I - COMMITMENTS (CONTINUED)

[1]   Employment agreements: (continued)

      On February 18, 1999, the Company entered into a one year employment agreement with the Vice President of Golfpromo, Inc., which provides for a minimum annual salary of $60,000. Additionally, the agreement provides for a bonus of five percent of certain sales of Golfpromo, Inc. up to $500,000 and three percent of its sales between $500,001 and $1,000,000. The agreement is renewable at the option of both parties. The Vice President received approximately $28,000 in commissions for the year ended February 29, 2000 & $0 for the year ended February 28, 1999.

      In connection with the acquisition of Play Golf Now, Inc., the Company entered into an employment agreement with the seller for a two year period commencing on May 26, 1999 at an annual salary of $104,000.

[2]   Lease:

      In August 1999, the Company entered into a three year lease for office space in Florida. The lease can be renewed for an additional two year term. Rent is $5,000 a month with an annual cost of living increase and is subject to further adjustments for any increases in real estate taxes or insurance. The minimum annual base rentals under this lease are as follows:

          Year ending
         February 28,
         ------------

            2001                     $  60,000
            2002                        60,000
            2003                        25,000
                                     ---------

                                     $ 145,000
                                     =========

      The Company's other locations are leased on a month-to-month basis. Rent expense was $50,540 for the year ended February 29, 2000 and $15,980 for the year ended February 28, 1999.

NOTE J - STOCKHOLDERS' EQUITY

During the year ended February 28, 1999, the Company sold, under Regulation D of the Federal Securities Act, 200,000 units at $.10 a unit. Each unit consists of one share of the Company's common stock and two common stock warrants. Each warrant is for the purchase of seven shares of common stock at $.35 a share. As of February 29, 2000, 2,782,150 shares have been issued for the exercise of the warrants, warrants to purchase 350 shares are outstanding and warrants to purchase 17,500 shares have been surrendered by the holders without remuneration. During the year ended February 28, 1999 the Company received $979,704 in proceeds from the sale of the units and exercise of the warrants, net of offering expenses of $14,048.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE J - STOCKHOLDERS' EQUITY  (CONTINUED)

The Company has issued shares of common stock for the following services rendered (the shares have been recorded at the quoted market value of the Company's stock) on the dates issued:

                                          Year Ended February 29,    Year Ended February 28,
                                                    2000                     1999
                                          ------------------------   -----------------------
                                                         Quoted                     Quoted
                                           Number of     Market      Number of      Market
                                             Shares      Value        Shares        Value
                                          ----------   ----------   ----------   ----------
Employment contract settlement (Note L)      370,000   $  433,438
Licensing agreement (Note G)                                         1,800,000   $1,561,576
Board of Directors fees                      200,000      182,189      200,000      108,124
Consulting services                          712,500    1,361,067    1,461,811      760,065
President's wages (Note I)                                           2,000,000    1,925,000
Consulting services - related parties*                               1,325,000      820,975
Financing costs                                8,000       14,688
Legal fees                                    65,000      158,751
                                          ----------   ----------   ----------   ----------
                                           1,355,500   $2,150,133    6,786,811   $5,175,740
                                          ==========   ==========   ==========   ==========

* During the year ended February 28, 1999 the Company utilized consulting services provided by certain family members of the President of the Company.

On June 25, 1999, the stockholders of the Company approved an increase in the number of authorized shares from 20,000,000 shares to 50,000,000 shares.

NOTE K - SEGMENTS

LCS Golf, Inc., through its subsidiaries, provides products and services to the golf playing public. The Company's two reportable business segments are managed separately based on fundamental differences in their operations. They consist of the golf related and manufacturing segments. The golf related segment commenced operations subsequent to February 28, 1999.

The golf related segment provides diverse services through its websites, including direct marketing services and e-mail direct marketing services, e-commerce news and information, internet access and discounts on golf products and services.

The manufacturing segment is involved in the design, manufacture, marketing and distribution of therapeutic magnetic and specialty products. In November 1999, the Company ceased manufacturing operations and, utilizing its manufacturing assets, is outsourcing this phase of the segment.

The following table reflects information for the segments as of February 29, 2000 and February 28, 1999 and for the years then ended, consistent with the Company's management system. Certain significant assets and expenditures which related to the overall management and operations of the Company are not allocated to any segment. These expenses include consulting fees, professional fees, settlement of claims and general corporate salaries of approximately $1,387,000, $394,000, $433,000 and, $268,000, respectively for the year ended
February 29, 2000 and for the year ended February 28, 1999, they include consulting fees, professional fees and officer's salary of $2,417,000, $406,000, and $1,970,000, respectively.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
February 29, 2000 and February 28, 1999

NOTE K - SEGMENTS  (CONTINUED)

                                                                              Unallocated
                                                   Golf                        Management/
                                     Total        Related     Manufacturing    Operations
                                     -----        -------     -------------   ------------
Total assets:
  February 29, 2000              $ 2,030,962    $   254,260    $    57,270    $ 1,719,432
  February 28, 1999              $ 3,942,170    $ 1,152,037    $   623,624    $ 2,166,509

Decrease in
   total assets                  $(1,911,208)   $  (897,777)   $  (566,354)   $  (447,077)

Sales:
  February 29, 2000              $ 1,909,297    $   934,482    $   974,815
  February 28, 1999              $   107,840    $       465    $   107,375

Net loss:
  February 29, 2000              $(5,234,542)   $(1,354,351)   $  (679,166)   $(3,201,025)
  February 28, 1999              $(5,618,283)   $   (96,835)   $  (151,888)   $(5,369,560)

NOTE L - CLAIM SETTLEMENT

During January 2000, the Company reached a final settlement of a claim from a former employee of LCS New York, a predecessor company. The Company issued 200,000 shares of common stock in October 1999 and an additional 170,000 shares of common stock in January 2000. The market value of these shares of approximately $433,438 has been reflected in the February 29, 2000 financial statements. These shares are restricted and have piggyback registration rights should the Company file a registration statement, subject to the agreement of the managing underwriter.

Note M - SUBSEQUENT EVENTS

[1] Debt in default

On August 8, 2000, following certain disagreements concerning Quintel's use of our database, the Company entered into a forebearance agreement and amended the security agreement with Quintel. The Company made a $50,000 payment against the $500,000 convertible note (see Note H) which was funded personally by its major stockholder/president. The Note was amended to provide for payment on demand. The amended security agreement requires the Company to remit to Quintel, 50% of collections on the outstanding accounts receivable as of August 10, 2000 and 25% of all subsequent accounts receivable collected, within five days. Payments are to be credited, first to interest and then to principal. Quintel is also to receive 50% of all other cash receipts, including additional loans, until the
Note is paid. The amended security agreement also includes all accounts of the Company and all security, or guarantees held with respect to the accounts and all account proceeds. In addition, the Company's major stockholder/president personally guaranteed up to $250,000 of the Note (of which $150,000 has been paid against this guaranty).

Due to the above amendments, Quintel agreed not to demand payment on the Note or commence any action against the Company, as long as it receives payments for interest and principal of at least $10,000 per month and the Company generates revenues of at least $75,000 per month.

On August 8, 2000, the Company received $300,000 from American Warrant Partners, LLC ("American Warrant") in the form of a 8% convertible subordinated promissory note (see below). The Company did not remit 50% of the cash proceeds of this note, as required by the forebearance agreement, which put the Company into default under its agreement with Quintel. The Company has not obtained a waiver of the default, however, the major stockholder/president agreed to fund personally, two payments of $50,000 each towards the principal and interest on the Quintel Note. In addition, the Company agreed to remit 50% (formerly 25%) of cash received from new accounts receivable.

[2] New Financing

On August 8, 2000, American Warrant loaned the Company $300,000 under an 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible into common stock at $.25 per share, subject to adjustment. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five year warrant to purchase up to 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15, 2000 and will be subject to penalties if the Registration Statement is not declared effective by November 15, 2000. The penalties are that the for each 30-day period that the Registration Statement is not declared effective the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% until the exercise price reaches $0.05. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer or pledge their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of American Warrant to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing. The Company also agreed that, without prior written consent of American Warrant, it would not offer for sale or sell common stock at a price less than the average closing price for the five days prior to the transaction. When 85% of the interest and principal of the note is paid or converted to common stock or 180 days from date of the Warrant Agreement passes, no consent will be required.

Exhibit
Number         Description
-------        -----------
2.1   Linkun Holding Company (as filed in the Form 10-SB filing on 12/9/99)

2.2   LCS Golf, Inc. Merger (as filed in the Form 10-SB filing on 12/9/99)

2.3   Golf Universe, Inc. (as filed in the Form 10-SB filing on 12/9/99)

2.4   Mr. B III, Inc. (as filed in the Form 10-SB filing on 12/9/99)

2.5   GolfPromo, Inc. (as filed in the Form 10-SB filing on 12/9/99)

2.6   Play Golf Now, Inc. (as filed in the Form 10-SB filing on 12/9/99)

3.1   Articles of Incorporation (as filed in the Form 10-SB filing on 12/9/99)

3.2   By-laws (as filed in the Form 10-SB filing on 12/9/99)

10.1  Namath Agreement (as filed in the Form 10-SB/A filing on 4/12/00)

10.2A Quintel Loan Agreement (as filed in the Form 10-SB/A filing on 4/12/00)

10.2B Quintel Convertible Promissory Note (as filed in the Form 10-SB/A filing on 4/12/00)

10.2C Quintel Security Agreement (as filed in the Form 10-SB/A filing on
      4/12/00)

10.2D Quintel License Agreement (as filed in the Form 10-SB/A filing on 4/12/00)

10.2E Quintel Marketing Agreement (as filed in the Form 10-SB/A filing on
      4/12/00)

10.2F Quintel Registration Rights Agreement (as filed in the Form 10-SB/A filing on 4/12/00)

21 Subsidiaries of the Registrant (as filed in the Form 10-SB/A filing on 4/12/00)

27*   Financial Data Schedule

-----
* Filed herewith