Form 10QSB
period 2000-05-31
LCS GOLF INC
filed 2000-12-13
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000 or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File No. 0-30420

                                 LCS Golf, Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              11-3200338
---------------------------------                            -------------------
 (State or other jurisdiction                                 (IRS Employer of
incorporation or organization)                               Identification No.)

                       809 North Dixie Highway, Suite 200
                         West Palm Beach, Florida, 33401
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (561) 835-8484
                            -------------------------
                            Issuer's telephone number

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the Registrant's common stock is 20,282,225 (as of December 1, 2000).

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1. FINANCIAL INFORMATION

                         LCS GOLF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 MAY 31, 2000 (UNAUDITED) AND FEBRUARY 29, 2000

                                     ASSETS

                                                        MAY 31,     FEBRUARY 29,
                                                         2000           2000
                                                     ------------   ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
Cash                                                $      7,008   $    222,266
Accounts receivable (net of allowance
   for doubtful accounts of $55,000 and
   $64,750)                                              206,253        137,015
Due from factor                                               --         11,144
Prepaid and other current assets                         117,878        171,440
                                                    ------------   ------------

TOTAL CURRENT ASSETS                                     331,139        541,865

Fixed assets - at cost, less accumulated
  depreciation and amortization                           81,860         82,843

Prepaid license fee                                    1,348,590      1,388,254

Security deposits and other assets                        21,500         18,000
                                                    ------------   ------------

                                                    $  1,783,089   $  2,030,962
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $    401,079   $    326,496
Accrued wages for major stockholder/president            380,400        312,800
Debt in default                                          500,000        500,000
Note payable                                              25,000         25,000
Loans from major stockholder/president                   303,049        269,963
Other current liabilities                                 71,904         66,444
                                                    ------------   ------------

TOTAL CURRENT LIABILITIES                              1,681,432      1,500,703

Liabilities subsequently paid with common stock            2,000        152,000
                                                    ------------   ------------

TOTAL LIABILITIES                                      1,683,432      1,652,703
                                                    ------------   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 shares
  authorized, 20,282,225 and 20,132,225 shares
  issued and outstanding                                  20,282         20,132
Additional paid-in capital                            12,123,420     11,973,570
Accumulated deficit                                  (11,974,545)   (11,476,443)
Unamortized debt expense                                 (69,500)      (139,000)
                                                    ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                                99,657        378,259
                                                    ------------   ------------

                                                    $  1,783,089   $  2,030,962
                                                    ============   ============

The notes to the condensed consolidated financial statements are made a part hereof.

                        LCS GOLF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED MAY 31,
                                                   ----------------------------
                                                      2000            1999
                                                   ------------    ------------
                                                  (UNAUDITED)      (UNAUDITED)

NET SALES                                          $    402,227    $    261,998

COST OF SALES                                            68,921         217,563
                                                   ------------    ------------

                                                        333,306          44,435

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $0 AND $613,281 OF EXPENSES PAID
  WITH COMMON STOCK)                                    748,994         738,286
                                                   ------------    ------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME
  (EXPENSE)                                            (415,688)       (693,851)

OTHER INCOME (EXPENSE):
Other income                                                706           1,282
Interest expense                                        (83,120)         (5,486)
                                                   ------------    ------------

NET LOSS                                           $   (498,102)   $   (698,055)
                                                   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED             $       (.02)   $       (.04)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        20,244,725      18,544,850
                                                   ============    ============

The notes to the condensed consolidated financial statements are made a part hereof.

                        LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED MAY 31,
                                                     --------------------------
                                                          2000         1999
                                                      -----------  -----------
                                                      (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(498,102)   $(698,055)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                        113,545       80,471
    Issuance of common stock for services - net               --      613,281
  Changes in:
    Accounts receivable                                  (69,238)      (4,119)
    Due from factor                                       11,144       22,386
    Inventory                                                 --      (34,254)
    Prepaid and other current assets                      53,562     (383,367)
    Security deposits and other assets                    (3,500)          --
    Accounts payable and accrued expenses                 74,679       99,825
    Accrued wages for major stockholder/president         67,500       22,200
    Other current liabilities                              5,464        8,978
                                                       ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                   (244,946)    (272,654)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                (3,398)      (1,323)
  Loans to major stockholder/president                        --      (12,716)
                                                       ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                     (3,398)     (14,039)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from major stockholder/president loans         38,994           --
  Repayment of major stockholder/president loans          (5,908)          --
                                                       ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 33,086           --
                                                       ---------    ---------

NET DECREASE IN CASH                                    (215,258)    (286,693)

CASH - MARCH 1                                           222,266      289,029
                                                       ---------    ---------

CASH - MAY 31                                          $   7,008    $   2,336
                                                       =========    =========

SUPPLEMENTARY DISCLOSURES OF CASH PAID DURING
THE THREE MONTHS FOR:

Interest                                               $   4,645    $   5,486

Income taxes                                           $      --    $     680

The notes to the condensed consolidated financial statements are made a part hereof.

                         LCS GOLF, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

On October 28, 1997, LCS Golf, Inc. ("LCS Golf"), an inactive New York corporation, was merged in a reverse merger transaction into an inactive Delaware corporation with the same name ("LCS Delaware") in exchange for 980,904 shares of LCS Delaware's common stock. LCS Golf paid $50,000 as a finder's fee in connection with the merger which has been charged to expense. In addition, 3,916,360 shares with a value of $25,000 were issued to certain existing shareholders of LCS Golf for services rendered in connection with the merger. For financial accounting purposes, the merger on October 28, 1997 has been treated as the acquisition of LCS Delaware by LCS Golf in the form of a recapitalization. Therefore, no value has been ascribed to the common stock held by the LCS Delaware shareholders.

LCS Golf is engaged in the acquisition and operation of companies which provide products and services to the golf playing public and marketing the database information obtained from its websites. These products and services include discounted greens fees and other services, and a golf website (http://www.golfuniverse.com) which provides various golf-related hyperlinks to other golf websites and golf course previews.

LCS Golf formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. These products consist of specialty pillows of which LCS Golf plans to sell on its websites. LCS Golf has outsourced, utilizing its machinery and equipment, its manufacturing operations to produce LCS Golf's line of products. During the three months ended May 31, 2000, the manufacturing segment is idle due to LCS Golf's decision not to allocate funds to this segment and to concentrate all of its resources into developing its database and Internet marketing business. Once LCS Golf is able to raise additional capital, it intends to resume its manufacturing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of LCS Golf and its subsidiaries (the "Company"), all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through May 31, 2000, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock for a significant portion of its expenses or has obtained cash advances from its major stockholder/president, it is not known whether the Company will be able to continue this practice, or be able to obtain continuing cash advances or if its revenue will increase significantly to be able to meet its cash operating expenses.

This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the subsidiaries acquired during the 1999 fiscal year will begin to generate higher revenues and that the Company will be able to raise additional funds through an offering of its common stock or alternative sources of financing. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         LCS GOLF, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- (cont'd)

Interim Financial Data

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2000 Annual Report on Form 10-KSB. Operating results for the quarters ended May 31, 2000 and 1999, are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the fiscal year 2000 Annual Report on Form 10-KSB.

Depreciation of Equipment

Depreciation is provided utilizing the straight-line method over the estimated useful lives of the related assets. For income tax purposes, accelerated depreciation methods are utilized for certain assets.

Deferred Income Taxes

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

Advertising Costs

The Company expenses its advertising costs when incurred. Advertising costs were $73,805 and $4,432 for the three months ended May 31, 2000 and 1999, respectively.

Loss Per Share

Loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The effect of outstanding potential common shares, including stock options and warrants is not included in the per share calculations as it would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - DEBT IN DEFAULT

On February 16, 2000, the Company borrowed from Quintel Communications, Inc. ("Quintel"), an internet marketing and development company, $500,000 in the form of a convertible promissory note ("Note"). As of August 8, 2000, this debt is in default (see Note C). The Note was due on demand at any time after August 16, 2000 and is convertible into 500,000 shares of common stock of the Company at any time prior to repayment. Any shares issued by the Company will have registration and piggyback registration rights and are subject to anti-dilution adjustments in certain cases. If any additional shares are issued under the anti-dilution provisions, the Company will have a one-time repurchase right at a $1.00 per share during the twelve month period following the date of conversion of the Note. The Note is without interest until the earlier of August 17, 2000 or an event of default under the Note. Interest to be charged will be at prime plus 4%, not to exceed 14%. The Note may be prepaid at anytime after giving 15 days prior written notice. The Note is secured by the Company's database and all related records, contract rights and intangibles which has been delivered to the lender and must be updated upon request, until the obligation has been paid.

The Company entered into a ten year licensing agreement for the use of its database with Quintel. Quintel will pay $5,000 per month. These payments can be used to offset the remaining balance owed to Quintel (see Note C).

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

Note C - SUBSEQUENT EVENTS

[1] Debt in default

On August 8, 2000, following certain disagreements concerning Quintel's use of our database, the Company entered into a forebearance agreement and amended the security agreement with Quintel. The Company made a $50,000 payment against the $500,000 convertible note (see Note B) which was funded personally by its major stockholder/president. The Note was amended to provide for payment on demand. The amended security agreement requires the Company to remit to Quintel, 50% of collections on the outstanding accounts receivable as of August 10, 2000 and 25% of all subsequent accounts receivable collected, within five days. Payments are to be credited, first to interest and then to principal. Quintel is also to receive 50% of all other cash receipts, including additional loans, until the
Note is paid. The amended security agreement also includes all accounts of the Company and all security, or guarantees held with respect to the accounts and all account proceeds. In addition, the Company's major stockholder/president personally guaranteed up to $250,000 of the Note, of which $150,000, (including the two payments of $50,000 each discussed below) has been paid against this guaranty.

Due to the above amendments, Quintel agreed not to demand payment on the Note or commence any action against the Company, as long as it receives payments for interest and principal of at least $10,000 per month or collections of the Company's accounts receivable or money from the guarantor, the Company's major stockholder/president, and the Company generates gross revenues of at least $75,000 per month.

On August 8, 2000, the Company received $300,000 from American Warrant Partners, LLC ("American Warrant") in the form of an 8% convertible subordinated promissory note (see below). The Company did not remit 50% of the cash proceeds of this note, as required by the forebearance agreement, which put the Company into default under its agreement with Quintel. The Company has not obtained a waiver of the default, however, the major stockholder/president agreed to fund personally, two payments of $50,000 each towards the principal and interest on the Quintel Note. In addition, the Company agreed to remit 50% (formerly 25%) of cash received from new accounts receivable.

[2] New Financing

On August 8, 2000, American Warrant loaned the Company $300,000 under an 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible, at the option of American Warrant, into common stock at $.25 per share, subject to adjustment which resulted in a discount of the note of approximately $201,000. This discount is immediately recognized as interest expense due to the ability of American Warrant to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five year warrant expiring on August 8, 2005 to purchase up to 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000, which is the portion attributed to the warrant due to it being issued in conjunction with the $300,000 convertible promissory note. This amount is to be amortized over the life of the two year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company will record additional interest expense of approximately $204,000 during the quarter ended August 31, 2000. In order to elect to exercise the warrant at the share price computed using the formula in the warrant agreement, American Warrant must deliver the warrant and a written notice of election to exercise the warrant to the Company. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15, 2000 and is subject to penalties since the Registration Statement was not declared effective by November 15, 2000. The penalties are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% until the exercise price reaches $0.05. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of American Warrant to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing. The Company also agreed that, without prior written consent of American Warrant, it would not offer for sale or sell common stock at a price less than the average closing price per share as quoted by the OTC Electronic Bulletin Board for the five days prior to the transaction. When 85% of the interest and principal of the note is paid or converted to common stock or 180 days from date of the Warrant Agreement passes, no consent will be required.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and other similar language. Our actual results could differ materially from those discussed herein. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in "Certain Factors That May Affect Future Results of Operations."

OVERVIEW

      LCS Golf Inc. is a holding company that operates as a provider of business, an Internet division and a manufacturing division. The golf related division provides permission email direct marketing services through Golfpromo.net and Targetmails.com. Internet and direct marketing services through Ifusionco.com. PlayGolfNow.com Golf ecommerce, news and information through a vertical golf portal, discounts on golf services.

      After identifying the opportunity for permission email direct marketing, newsletter marketing and Internet & direct marketing, we began to refocus our strategy towards permission email and Internet marketing in the latter part of our prior fiscal year. To implement our permission based email strategy, we acquired Golf Promo, created TargetMails.com and started Ifusionco.com in 1999. As a result of our new focus, we have built a network and developed reseller relationships which collectively provide us with reach to over 3 million self-selected individuals, who have given express permission to receive promotional messages via email on specific categories of interest. Our current strategy is to focus our resources on our permission email business by continuing to build our network of subscribers and our customer base.

      The company's client base and brand in the industry continue to be recognized for providing quality and reliable services. The company has also entered into agreements with several companies to manage and represent their company's database and broker their client's list. This agreement will allow the company to realize additional revenues, increased brand awareness and capture additional market shares in the permission based and affinity marketing email communications services.

      The Company will continue to aggressively search for strategic partners and/or acquisition candidates for its services, a suite of "permission" based and "affinity" marketing email communication services targeted at businesses in the golf, finance, sports and entertainment industries. Management is committed to a fundamental strategy of slow, controlled growth. This approach to expansion although conservative, will strengthen the concept and avoid the pitfalls of some of the competition by insuring that the management team is not outdistanced and can execute the companies business model.

      We derive revenue by charging fees for sending permission email messages. Revenue is recognized when emails are sent to subscribers. Our customers are primarily e-commerce companies, their interactive advertising agencies, golf and golf related companies.

      We deliver email messages to members of our golf related division, consisting of our own permission email list and those of our network partners, and permission email lists from third party list managers. We pay our network partners or third party list managers either a percentage of revenue derived from the delivery of email messages to members on the lists they provide or a fixed fee. Substantially all of our customers purchase our permission email services under short-term and long-term contracts. Our revenues would suffer if we were unable to secure new contracts from existing customers or obtain new customers. We expect to continue to derive a substantial majority of our revenues from short-term contracts.

      We expect to increase spending on sales and marketing as we expand our sales force, increase our subscriber base and promote awareness of our brand. We also expect substantially higher general and administrative expenses as we expand our infrastructure to support our expected growth and as we continue to develop a new product line and make enhancements to our existing products. As a result of these increases, we expect to incur significant losses for the foreseeable future.

      Manufacturing operations for Mr. B III - the company has outsourced, utilizing our machinery and equipment, its manufacturing operations to produce the company's line of Mr. B III products.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

      Revenues. Our revenues consist of fees from providing Internet marketing services, including the delivery of permission email direct marketing messages to members in our golf network, newsletter-marketing, ecommerce, banner advertising, direct marketing campaigns and sales from our manufacturing segment. Total revenues were $402,227 for the three months ended May 31, 2000 compared with $261,998 for the three months ended May 31, 1999.

      Revenues for the golf related segment were $402,227 for the three months ended May 31, 2000 compared with $77,302 for the three months ended May 31, 1999. Revenues for the manufacturing segment were $0 for the three months ended May 31, 2000 compared to $184,696 for the three months ended May 31, 1999.

      Mr. B III, the company's manufacturing segment, is currently idle. Under our current financial conditions, the company has decided not to allocate funds to the manufacturing segment and concentrate all of its resources into developing its database and Internet marketing business. Once we are able to raise additional capital, we plan to resume our manufacturing operations.

      Cost of Revenue. Cost of revenues were $68,921 for the three months ended May 31, 2000 compared with $217,563 for the three months ended May 31, 1999.

Cost of revenues for the golf related segment were $42,067 for the three months ended May 31, 2000 compared to $0 for the three months ended May 31, 1999. Cost of revenues for the manufacturing segment were $26,854 for the three months ended May 31, 2000 compared to $217,563 for the three months ended May 31, 1999.

      Selling, General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities, legal, shares issued for consulting fees and settlement of claims. Selling expenses were primarily due to increases in our direct sales force and increased marketing expenditures targeted at building our permission email and Internet marketing strategy. We expect sales and marketing expenses will increase over the next year as we hire additional sales and marketing personnel and initiate additional marketing programs. Selling, general and administrative expenses were $748,994 for the three months ended May 31, 2000 compared to $738,286 for the three months ended May 31, 1999.

      Goodwill Expense. Due to changes in business focus the company decided to write-off all of its goodwill at February 29, 2000 valued at approximately $1,271,000. The company has outsourced its manufacturing operations of Mr. B
III. The write-off of the goodwill will allow the company to present its future financial statement to more closely represent its current financial operations.

      Interest Expense. Interest expense consists primarily of the amortization of unamortized debt expense and interest on debt obligations. Interest expense was $83,120 for the three months ended May 31, 2000 compared to $5,486 for the three months ended May 31, 1999.

      Income Taxes. No provision for federal or state income taxes was recorded as we incurred net operating losses since inception through May 31, 2000. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

      Our revenues consist of fees from providing Internet marketing services, including the delivery of permission email direct marketing messages to members in our golf network, newsletter-marketing, ecommerce, banner advertising, direct marketing campaigns and sales from our manufacturing segment. We have also entered into agreements with several companies to manage and represent their company's database and broker their client's list. These agreements should allow us to realize additional revenues, increase brand awareness and capture additional market shares in the permission based and affinity marketing email communications services.

      From inception to May 31, 2000, we primarily funded our growth through the issuance of stock and short-term borrowings. We are currently in default of the loan agreement with Quintel. We anticipate repaying Quintel over a period of time from current sales or loans. Our monthly cash flow will be greatly affected by the repayment of the loan. We have to pay 50% of our collections made on our accounts receivable and other cash receipts to Quintel, creating a shortfall in our cash flow. We may have to seek additional short term loans from our CEO, Dr. Michael Mitchell, or other sources to make up for the deficiencies in cash flow until full repayment is complete. We expect to pay this loan in full once we have received additional funding. Dr. Mitchell has personally guaranteed repayment of up to $250,000.00 of the Quintel loan and has already made payments of $150,000 to Quintel, under this guaranty.

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

      On August 8, 2000 American Warrant Partners, LLC ("American Warrant") invested $300,000.00 in our Company. We issued an 8% convertible subordinated promissory note to American Warrant with a maturity date for the principal at August 8, 2002. The note is convertible, at the option of American Warrant, into our common stock at $0.25 per share, subject to adjustment, which resulted in a discount of the note of approximately $201,000. This discount is immediately recognized as interest expense due to the ability of American Warrant to convert the note at any time. Interest is payable on a quarterly basis commencing September 30, 2000. We also issued to American Warrant a warrant expiring on August 8, 2005 to purchase up to 600,000 shares of our common stock, at the exercise price of $0.40 per share, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000, which is the portion attributed to the warrant due to it being issued in conjunction with the $300,000 convertible promissory note. This amount is to be amortized over the life of the two year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company will record additional interest expense of approximately $204,000 during the quarter ended August 31, 2000. In order to elect to exercise the warrant at the share price computed using the formula in the warrant agreement, American Warrant must deliver the warrant and a written notice of election to exercise the warrant to us.

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

      We are also in default under the registration rights agreement with American Warrant. The Registration Statement to register the shares if the $300,000 convertible note is converted into our common stock and the shares underline their warrants to purchase 600,000 shares of our common stock was not declared effective by November 15, 2000. For each 30-day period after November 15, 2000 that the Registration Statement is not declared effective, the following will occur:

      1. $0.25 conversion price of the convertible note and the $0.40 warrant exercise price will each be reduced by 2%, but not below $0.05 per share;

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

      If we are unable to raise capital from the sources described above we will reduce our overhead by terminating lines of business that are currently in development or generating inadequate cash flows. We are also prepared to reduce staff to assure a positive cash flow scenario.

YEAR 2000 READINESS DISCLOSURE

      The company has not experienced any problem with any of its system and software and does not expect to spend any additional funds on Year 2000 issues.

CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS

      We were founded in 1997 to design and distribute golf clubs and related products. In early 1999, we began to provide permission email and Internet services. For the three months ended May 31, 2000, permission email marketing services represented 100% of our revenue, compared to 30% in the three months ended May 31, 1999. Accordingly, our operating results since the end of the first quarter 2001 are not comparable to our results for prior periods. We cannot be certain that our business strategy will be successful or that we will adequately address these risks.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

We expect to continue to incur net losses for the foreseeable future and negative cash flow from operations through at least the year 2001. We expect to significantly increase our operating expenses as a result of expanding our sales and marketing, product development and administrative operations and developing new strategic relationships to promote our future growth. As a result, we will need to generate significant revenues to meet these increased expenses and to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND REMAIN UNCERTAIN, WHICH COULD NEGATIVELY AFFECT THE VALUE OF YOUR INVESTMENT.

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

      We expect that an increasing portion of our future revenues will be derived from permission email marketing products and services. The volume and timing of orders are difficult to predict because the market for our products is in its infancy and the sales cycle may vary substantially from customer to customer. Currently, our customer contracts are only for a limited period of time, typically lasting only days or weeks, which makes revenues in any quarter substantially dependent upon contracts entered into in that quarter. Our customers can terminate their contracts with us on short notice without penalty. Moreover, our sales are expected to fluctuate due to seasonal or cyclical marketing campaigns. We expect that revenue growth in the first and third quarters of each year may be lower than revenue growth in the second and fourth quarters of that and the preceding year. We believe this trend may occur as a result of our customers' annual budgetary, purchasing and sales cycles. In addition, our sales cycle has varied from customer to customer and several customers have taken many months to evaluate our services before making their purchase decisions. To the extent significant revenues occur earlier than expected, our operating results for later quarters may not compare favorably with operating results from earlier quarters.

OUR SUCCESS DEPENDS UPON BROAD MARKET ACCEPTANCE OF PERMISSION EMAIL MARKETING SERVICES AND WE ARE UNCERTAIN IF OR WHEN SUCH MARKET ACCEPTANCE WILL OCCUR.

      We do not know if our products and services will be successful. The growth of the Internet remains fairly recent and advertising on the Internet even more so. The Internet may not be accepted as a viable long-term commercial marketplace and medium of commerce for a number of reasons, including potentially inadequate development of necessary Internet infrastructure, government regulation or delayed development of enabling technologies and performance improvements. The market for permission email marketing services is in its infancy, and we are not certain whether our target customers will widely adopt and deploy this technology. Even if they do so, they may not choose our products for technical, cost, support or other reasons. Adoption of permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct ma rketing. We believe that the promotion of the concept of permission email marketing will require us to engage in an intensive marketing and sales effort to educate prospective customers regarding the uses and benefits of our products and services. Enterprises that have already invested substantial resources in other advertising methods may be reluctant or slow to adopt our new approach.

      Our future growth also depends on the commercial success of our Golf Promo l Network,Targetmails.com and Ifusionco.com the products that comprise our network. If our customers do not widely adopt and purchase our services, our business will suffer. Furthermore, the Internet advertising and permission email services market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we are unable to develop and introduce products or enhancements to our service offering in a timely manner, we may not be able to successfully compete.

COMPETITION IN THE MARKET FOR INTERNET ADVERTISING AND DIRECT MARKETING IS INTENSE AND COULD ADVERSELY AFFECT OUR BUSINESS.

      The market for Internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. We expect that competition will increase significantly in the near term because of the attention the Internet has received as a means of advertising and direct marketing and because there are no significant barriers to entry. Our primary long-term competitors may not have entered the market yet because our market is new. Competition could result in price reductions, changes in the way services are priced, reduced gross margin and loss of market share, any of which could cause our business to suffer.

      Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well-capitalized companies in the world. In addition, some of our competitors may include website owners who own permission email lists. We expect to face competition from these and other competitors, including Internet portals, traditional list brokers, banner advertising managers, independent list managers, incentive-based subscriber lists and customer management and retention service companies.

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

      We must continue to maintain and expand relationships with network partners who provide us with access to permission email lists. We began to enter into agreements with our network partners in the first quarter of 1999. These contracts are generally for an initial term of one to three years, with an automatic annual renewal. Pursuant to these contracts, we provide our network partners with resale and tracking services by selling direct marketers access to their lists, and our network partners receive a percentage of our revenue. We cannot be assured that the growth of our business as a result of our entering into these agreements will be sufficient to meet our expectations for sales growth and profitability. In addition to our network partners, we have reseller arrangements with third party list managers, under which we pay a fixed fee for the nonexclusive use of their list for a specific campaign. These third party list managers are not contractually obligated to provide us with access to their lists. A majority of the email addresses that we have access to through our proprietary list, our network partners and our list managers is currently comprised of addresses from list managers. If we fail to maintain or grow our relationships with our network partners and third party list managers, our business could suffer.

IF WE ARE UNABLE TO MANAGE OUR EXPECTED GROWTH, OUR BUSINESS WILL SUFFER.

      Our ability to successfully offer our products and services and implement our business plan in the rapidly evolving market for permission email marketing services requires an effective planning and management process. We continue to increase the scope of our operations and have grown our headcount substantially. These factors have placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our operational and financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force.

OUR BUSINESS WOULD SUFFER IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUISITIONS OF OTHER COMPANIES OR SUBSCRIBER LISTS.

      From time to time, we expect to evaluate opportunities to grow through acquisitions of, or investments in, complementary companies, products or technologies. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, products or technology. In addition, the key personnel of the acquired company may decide not to work for us. If we make acquisitions of products or technology, we could have difficult in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to us or our existing stockholders. If we are unable to successfully address any of these risks, our business could be harmed.

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

PRIVACY CONCERNS WITH RESPECT TO OUR PRODUCTS AND SERVICES COULD NEGATIVELY AFFECT OUR BUSINESS.

      Our technology collects and utilizes data derived from user activity in the Golf Promo Network. Our network enables the use of personal profiles, in addition to other mechanisms, to deliver targeted marketing materials, to help compile demographic information and to limit the frequency with which an advertisement is shown to the user. The effectiveness of our technology and the success of our business could be limited by any reduction or limitation in the use of personal profiles. These personal profiles contain bits of information keyed to a specific server, file pathway or directory location that is stored in the user's hard drive. Personal profiles are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of the user's browser settings. In addition, currently available applications can be configured to prevent personal profiles from being stored on their hard drive. Some commentators, privacy advocates and governm ental bodies have suggested limiting or eliminating the use of personal profiles. In the event this occurs, our business would likely suffer.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES OF DOING BUSINESS ON THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS.

      Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the cost of communicating on the Internet and negatively affect and demand for our direct marketing solutions or otherwise harm our business. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyright and taxation. A number of other laws and regulations may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and direct marketing medium. In addition, the growing use of the Internet has burdened the existing telecommunications infrastructure and has caused interruptions in the telephone service. Telephone carriers have petitioned the government to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance carriers. The European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of user information.

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

           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27. Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2000                 LCS GOLF, INC.


                                        By: /s/ Dr. Michael Mitchell
                                        ----------------------------------------
                                        Dr. Michael Mitchell
                                        President, Chief Executive
                                        Officer and Chairman