Form 10QSB
period 2000-08-31
LCS GOLF INC
filed 2000-12-15
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000 or

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

PART 1.   FINANCIAL INFORMATION

                        LCS GOLF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                AUGUST 31, 2000 (UNAUDITED) AND FEBRUARY 29, 2000

                                     ASSETS

                                                     AUGUST 31,     FEBRUARY 29,
                                                        2000           2000
                                                    ------------   ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
Cash                                                $     25,110   $    222,266
Accounts receivable (net of allowance
  for doubtful accounts of $70,000 and
  $64,750)                                               146,765        137,015
Due from factor                                               --         11,144
Prepaid and other current assets                          99,872        171,440
                                                    ------------   ------------

TOTAL CURRENT ASSETS                                     271,747        541,865

Fixed assets - at cost, less accumulated
  depreciation and amortization                           80,831         82,843

Prepaid license fee                                    1,308,925      1,388,254

Security deposits and other assets                        51,500         18,000
                                                    ------------   ------------

                                                     $ 1,713,003   $  2,030,962
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $    469,709   $    326,496
Accrued wages - major stockholder/president              448,000        312,800
Debt in default                                          654,000        500,000
Note payable                                              25,000         25,000
Loans from major stockholder/president                   361,206        269,963
Other current liabilities                                 74,869         66,444
                                                    ------------   ------------

TOTAL CURRENT LIABILITIES                              2,032,784      1,500,703

Liabilities to be paid with common stock                   2,000        152,000
                                                    ------------   ------------

TOTAL LIABILITIES                                      2,034,784      1,652,703
                                                    ------------   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 shares
  authorized, 20,282,225 and 20,132,225 shares
  issued and outstanding                                  20,282         20,132
Additional paid-in capital                            12,423,419     11,973,570
Accumulated deficit                                  (12,765,482)   (11,476,443)
Unamortized debt expense                                      --       (139,000)
                                                    ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                              (321,781)       378,259
                                                    ------------   ------------

                                                    $  1,713,003   $  2,030,962
                                                    ============   ============

The notes to the condensed consolidated financial statements are made a part hereof.

                        LCS GOLF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED AUGUST 31,    SIX MONTHS ENDED AUGUST 31,
                                                 -----------------------------   ----------------------------
                                                     2000             1999           2000            1999
                                                 ------------     ------------   ------------    ------------
                                                 (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)
NET SALES                                        $    158,605     $    482,014   $    560,832    $    744,012

COST OF SALES                                          44,307          203,679        113,228         421,242
                                                 ------------     ------------   ------------    ------------

                                                      114,298          278,335        447,604         322,770

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $0, $607,366, $0 AND $1,220,647
  OF EXPENSES PAID WITH COMMON STOCK)                 608,348        1,864,965      1,357,342       2,603,251
                                                 ------------     ------------   ------------    ------------

LOSS FROM OPERATIONS BEFORE OTHER INCOME
  (EXPENSE)                                          (494,050)      (1,586,630)      (909,738)     (2,280,481)

OTHER INCOME (EXPENSE):
Other income (expense)                                   (706)              --             --           1,282
Interest expense                                     (296,181)          (7,707)      (379,301)        (13,193)
                                                 ------------     ------------   ------------    ------------

NET LOSS                                         $   (790,937)    $ (1,594,337)  $ (1,289,039)   $ (2,292,392)
                                                 ============     ============   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED           $       (.04)    $       (.08)  $       (.06)   $       (.12)
                                                 ============     ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      20,282,225       18,902,975     20,260,796      18,784,225
                                                 ============     ============   ============    ============

The notes to the condensed consolidated financial statements are made a part hereof.

                        LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS ENDED AUGUST 31,    SIX MONTHS ENDED AUGUST 31,
                                                    -----------------------------   -----------------------------
                                                       2000              1999          2000              1999
                                                    -----------       -----------   -----------       -----------
                                                     (UNAUDITED)       (UNAUDITED)   (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (790,937)      $(1,594,337)  $(1,289,039)      $(2,292,392)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                       317,534            80,762       431,079           161,233
    Provision for doubtful accounts                       5,250                --         5,250                --
    Issuance of common stock for services - net              --           607,366            --         1,220,647
  Changes in:
    Accounts receivable                                  54,238          (192,359)      (15,000)         (196,478)
    Due from factor                                          --            43,300        11,144            65,686
    Inventory                                                --          (116,105)           --          (150,359)
    Prepaid and other current assets                     18,006           680,285        71,568           296,918
    Security deposits and other assets                  (30,000)          (10,000)      (33,500)          (10,000)
    Accounts payable and accrued expenses                68,537           110,683       143,216           210,508
    Accrued wages - major stockholder/president          67,700           111,000       135,200           133,200
    Other current liabilities                             2,961             4,140         8,425            13,118
                                                    -----------       -----------   -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                  (286,711)         (275,265)     (531,657)         (547,919)
                                                    -----------       -----------   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                               (3,344)          (17,836)       (6,742)          (19,159)
  Loans to major stockholder/president                       --            39,231            --            26,515
                                                    -----------       -----------   -----------       -----------

NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                               (3,344)           21,395        (6,742)            7,356
                                                    -----------       -----------   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note issued                             300,000            50,000       300,000            50,000
  Repayment of note                                     (50,000)               --       (50,000)               --
  Proceeds from major stockholder/president loans        58,157           408,653        97,151           408,653
  Repayment of major stockholder/president loans             --          (119,087)       (5,908)         (119,087)
                                                    -----------       -----------   -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               308,157           339,566       341,243           339,566
                                                    -----------       -----------   -----------       -----------

NET INCREASE (DECREASE) IN CASH                          18,102            85,696      (197,156)         (200,997)

CASH - BEGINNING OF PERIOD                                7,008             2,336       222,266           289,029
                                                    -----------       -----------   -----------       -----------

CASH - END OF PERIOD                                $    25,110       $    88,032   $    25,110       $    88,032
                                                    ===========       ===========   ===========       ===========

SUPPLEMENTARY DISCLOSURES OF CASH PAID DURING
THE PERIOD:
Interest                                            $     6,542       $     5,573   $    11,187       $    11,059
Income taxes                                                          $       680

NONCASH ACTIVITY:
Liabilities paid with common stock                                                  $   150,000

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

LCS Golf formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. These products consist of specialty pillows of which LCS Golf plans to sell on its websites. LCS Golf has outsourced, utilizing its machinery and equipment, its manufacturing operations to produce LCS Golf's line of products. During the six months ended August 31, 2000, the manufacturing segment is idle due to LCS Golf's decision not to allocate funds to this segment and to concentrate all of its resources into developing its database and Internet marketing business. Once LCS Golf is able to raise additional capital, it intends to resume its manufacturing operations.

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

Through August 31, 2000, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock for a significant portion of its expenses or has obtained cash advances from its major stockholder/president, it is not known whether the Company will be able to continue this practice, or be able to obtain continuing cash advances or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

                         LCS GOLF, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- (cont'd)

Interim Financial Data

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2000 Annual Report on Form 10-KSB. Operating results for the three and six months ended August 31, 2000 and 1999, are not necessarily indicative of the results that may be expected for the full year or any other period.

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

Advertising Costs

The Company expenses its advertising costs when incurred. Advertising costs were $74,165 and $2,108 for the three months ended August 31, 2000 and 1999, respectively, and $147,970 and $6,540 for the six months ended August 31, 2000 and 1999, respectively.

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

NOTE B - DEBT IN DEFAULT

$500,000 Convertible Promissory Note

On February 16, 2000, the Company borrowed from Quintel Communications, Inc. ("Quintel"), an internet marketing and development company, $500,000 in the form of a convertible promissory note ("Note"). As of August 8, 2000, this debt is in default (see below). The Note was due on demand at any time after August 16, 2000 and is convertible into 500,000 shares of common stock of the Company at any time prior to repayment. Any shares issued by the Company will have registration and piggyback registration rights and are subject to anti-dilution adjustments in certain cases. If any additional shares are issued under the anti-dilution provisions, the Company will have a one-time repurchase right at a $1.00 per share during the twelve month period following the date of conversion of the Note. The Note is without interest until the earlier of August 17, 2000 or an event of default under the Note. Interest to be charged will be at prime plus 4%, not to exceed 14%. The Note may be prepaid at anytime after giving 15 days prior written notice. The Note is secured by the Company's database and all related records, contract rights and intangibles which has been delivered to the lender and must be updated upon request, until the obligation has been paid.

The Company entered into a ten year licensing agreement for the use of its database with Quintel. Quintel will pay $5,000 per month. These payments can be used to offset the remaining balance owed to Quintel (see below).

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

On August 8, 2000, following certain disagreements concerning Quintel's use of our database, the Company entered into a forebearance agreement and amended the security agreement with Quintel. The Company made a $50,000 payment against the $500,000 convertible note (see below) which was funded personally by its major stockholder/president. The Note was amended to provide for payment on demand. The amended security agreement requires the Company to remit to Quintel, 50% of collections on the outstanding accounts receivable as of August 10, 2000 and 25% of all subsequent accounts receivable collected, within five days. Payments are to be credited, first to interest and then to principal. Quintel is also to receive 50% of all other cash receipts, including additional loans, until the
Note is paid. The amended security agreement also includes all accounts of the Company and all security, or guarantees held with respect to the accounts and all account proceeds. In addition, the Company's major stockholder/president personally guaranteed up to $250,000 of the Note, of which $150,000, (including the two payments of $50,000 each discussed below) has been paid against this guaranty.

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

$300,000 Convertible Subordinated Promissory Note

On August 8, 2000, American Warrant loaned the Company $300,000 under an 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible, at the option of American Warrant, into common stock at $.25 per share, subject to adjustment which resulted in a discount of the note of approximately $201,000. This discount is immediately recognized as interest expense due to the ability of American Warrant to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five year warrant expiring on August 8, 2005 to purchase 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000, which is the portion attributed to the warrant due to it being issued in conjunction with the $300,000 convertible promissory note. This amount is to be amortized over the life of the two year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company will record additional interest expense of approximately $204,000 during the quarter ended August 31, 2000. In order to elect to exercise the warrant at the share price computed using the formula in the warrant agreement, American Warrant must deliver the warrant and a written notice of election to exercise the warrant to the Company. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15, 2000 and is subject to penalties since the Registration Statement was not declared effective by November 15, 2000. The penalties are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% until the exercise price reaches $0.05. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of American Warrant to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing. The Company also agreed that, without prior written consent of American Warrant, it would not offer for sale or sell common stock at a price less than the average closing price per share as quoted by the OTC Electronic Bulletin Board for the five days prior to the transaction. When 85% of the interest and principal of the note is paid or converted to common stock or 180 days from date of the Warrant Agreement passes, no consent will be required.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

      Revenues. Our revenues consist of fees from providing Internet marketing services, including the delivery of permission email direct marketing messages to members in our golf network, newsletter-marketing, ecommerce, banner advertising, direct marketing campaigns and sales from our manufacturing segment. Total revenues were $158,605 for the three months ended August 31, 2000 compared with $482,014 for the three months ended August 31, 1999.

      Revenues for the golf related segment were $158,605 for the three months ended August 31, 2000 compared with $367,237 for the three months ended August 31, 1999. Revenues for the manufacturing segment were $0 for the three months ended August 31, 2000 compared to $114,777 for the three months ended August 31, 1999.

      Mr. B III, the company's manufacturing segment, is currently idle. Under our current financial conditions, the company has decided not to allocate funds to the manufacturing segment and concentrate all of its resources into developing its database and Internet marketing business. Once we are able to raise additional capital, we plan to resume our manufacturing operations.

      Our revenues reflect the change in business focus in the last quarter of the prior fiscal year, to a database marketing and permission based marketing company and the outsourcing of the manufacturing business. We believe that our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during certain quarters of each year and direct marketers mail substantially more marketing materials during certain quarters of each year. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenues were materially reduced by a decline in the economic prospects of advertisers on the Internet, direct marketers and the online economy in general, which may have altered current and prospective advertisers' spending priorities or budget cycles or extended our sale cycle.

      Due to our current financial position, we have not been able to hire additional sales staff to increase our sales or advertise our products and services. We are trying to raise additional capital with which we plan to hire a qualified sales force and begin an aggressive advertising campaign.

      Cost of Revenue. Cost of revenues were $44,307 for the three months ended August 31, 2000 compared with $203,679 for the three months ended August 31, 1999.

      Cost of revenues for the golf related segment were $44,307 for the three months ended August 31, 2000 compared to $0 for the three months ended August 31, 1999. Cost of revenues for the manufacturing segment were $0 for the three months August 31, 2000 compared to $203,679 for the three months ended August 31, 1999.

      Selling, General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities, legal, shares issued for consulting fees and settlement of claims. Selling expenses were primarily due to increases in our direct sales force and increased marketing expenditures targeted at building our permission email and Internet marketing strategy. We expect sales and marketing expenses will increase over the next year as we hire additional sales and marketing personnel and initiate additional marketing programs. Selling, general and administrative expenses were $608,348 for the three months ended August 31, 2000 compared to $1,864,965 for the three months ended August 31, 1999.

      Goodwill Expense. Due to changes in business focus the company decided to write-off all of its goodwill at February 29, 2000 valued at approximately $1,271,000. The company has outsourced its manufacturing operations of Mr. B
III. The write-off of the goodwill will allow the company to present its future financial statement to more closely represent its current financial operations.

      Interest Expense. Interest expense consists primarily of the amortization of unamortized debt expense and interest on debt obligations. Interest expense was $296,181 for the three months ended August 31, 2000 compared to $7,707 for the three months ended August 31, 1999.

      Income Taxes. No provision for federal or state income taxes was recorded as we incurred net operating losses since inception through August 31, 2000. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

      Revenues. Our revenues consist of fees from providing Internet marketing services, including the delivery of permission email direct marketing messages to members in our golf network, newsletter-marketing, ecommerce, banner advertising, direct marketing campaigns and sales from our manufacturing segment. Total revenues were $560,832 for the six months ended August 31, 2000 compared with $744,012 for the six months ended August 31, 1999.

      Revenues for the golf related segment were $560,832 for the six months ended August 31, 2000 compared with $444,539 for the six months ended August 31, 1999. Revenues for the manufacturing segment were $0 for the six months ended August 31, 2000 compared to $299,473 for the six months ended August 31, 1999.

      Mr. B III, the company's manufacturing segment, is currently idle. Under our current financial conditions, the company has decided not to allocate funds to the manufacturing segment and concentrate all of its resources into developing its database and Internet marketing business. Once we are able to raise additional capital, we plan to resume our manufacturing operations.

      Our revenues reflect the change in business focus in the last quarter of the prior fiscal year, to a database marketing and permission based marketing company and the outsourcing of the manufacturing business. We believe that our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during certain quarters of each year and direct marketers mail substantially more marketing materials during certain quarters of each year. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenues were materially reduced by a decline in the economic prospects of advertisers on the Internet, direct marketers and the online economy in general, which may have altered current and prospective advertisers' spending priorities or budget cycles or extended our sale cycle.

      Due to our current financial position, we have not been able to hire additional sales staff to increase our sales or advertise our products and services. We are trying to raise additional capital with which we plan to hire a qualified sales force and begin an aggressive advertising campaign.

      Cost of Revenue. Cost of revenues were $113,228 for the six months ended August 31, 2000 compared with $421,242 for the six months ended August 31, 1999.

      Cost of revenues for the golf related segment were $86,374 for the six months ended August 31, 2000 compared to $0 for the six months ended August 31, 1999. Cost of revenues for the manufacturing segment were $26,854 for the six months ended August 31, 2000 compared to $421,242 for the six months ended August 31, 1999.

      Selling, General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities, legal, shares issued for consulting fees and settlement of claims. Selling expenses were primarily due to increases in our direct sales force and increased marketing expenditures targeted at building our permission email and Internet marketing strategy. We expect sales and marketing expenses will increase over the next year as we hire additional sales and marketing personnel and initiate additional marketing programs. Selling, general and administrative expenses were $1,357,342 for the six months ended August 31, 2000 compared to $2,603,251 for the six months ended August 31, 1999.

      Goodwill Expense. Due to changes in business focus the company decided to write-off all of its goodwill at February 29, 2000 valued at approximately $1,271,000. The company has outsourced its manufacturing operations of Mr. B
III. The write-off of the goodwill will allow the company to present its future financial statement to more closely represent its current financial operations.

      Interest Expense. Interest expense consists primarily of the amortization of unamortized debt expense and interest on debt obligations. Interest expense was $379,301 for the six months ended August 31, 2000 compared to $13,193 for the six months ended August 31, 1999.

      Income Taxes. No provision for federal or state income taxes was recorded as we incurred net operating losses since inception through August 31, 2000. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

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

      From inception to August 31, 2000, we primarily funded our growth through the issuance of stock and short-term borrowings. We are currently in default of the loan agreement with Quintel. We anticipate repaying Quintel over a period of time from current sales or loans. Our monthly cash flow will be greatly affected by the repayment of the loan. We have to pay 50% of our collections made on our accounts receivable and other cash receipts to Quintel, creating a shortfall in our cash flow. We may have to seek additional short term loans from our CEO, Dr. Michael Mitchell, or other sources to make up for the deficiencies in cash flow until full repayment is complete. We expect to pay this loan in full once we have received additional funding. Dr. Mitchell has personally guaranteed repayment of up to $250,000.00 of the Quintel loan and has already made payments of $150,000 to Quintel, under this guaranty.

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

      On August 8, 2000 American Warrant Partners, LLC ("American Warrant") invested $300,000.00 in our Company. We issued an 8% convertible subordinated promissory note to American Warrant with a maturity date for the principal at August 8, 2002. The note is convertible, at the option of American Warrant, into our common stock at $0.25 per share, subject to adjustment, which resulted in a discount of the note of approximately $201,000. This discount is immediately recognized as interest expense due to the ability of American Warrant to convert the note at any time. Interest is payable on a quarterly basis commencing September 30, 2000. We also issued to American Warrant a warrant expiring on August 8, 2005 to purchase 600,000 shares of our common stock, at the exercise price of $0.40 per share, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000, which is the portion attributed to the warrant due to it being issued in conjunction with the $300,000 convertible promissory note. This amount is to be amortized over the life of the two year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company will record additional interest expense of approximately $204,000 during the three months ended August 31, 2000. In order to elect to exercise the warrant at the share price computed using the formula in the warrant agreement, American Warrant must deliver the warrant and a written notice of election to exercise the warrant to us.

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

CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS

      We were founded in 1997 to design and distribute golf clubs and related products. In early 1999, we began to provide permission email and Internet services. For the six months ended August 31, 2000, permission email marketing services represented 100% of our revenue, compared to 60% in the six months ended August 31, 1999. Accordingly, our operating results since the end of the second quarter 2001 are not comparable to our results for prior periods. We cannot be certain that our business strategy will be successful or that we will adequately address these risks.

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

Date: December 15, 2000                 LCS GOLF, INC.


                                        By: /s/ Dr. Michael Mitchell
                                        ----------------------------------------
                                        Dr. Michael Mitchell
                                        President, Chief Executive
                                        Officer and Chairman