Form 10KSB
period 2001-02-28
LCS GOLF INC
filed 2001-06-13
CIK 934306

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/x/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

                         Commission file number 0-30420

                                 LCS GOLF, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                  11-3200338
---------------------------------           ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization

            7109 Fairway Drive, Suite 100, Palm Beach, Florida 33417
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (561) 766-0031
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.001 per share

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.

                                                               Yes  X    No
                                                                  -----    -----

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure  will be contained,  to the best of the  Registrant's  knowledge,  in  definitive  proxy or  information statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form 10-KSB. /x/

         State the  issuer's  revenues  for its most  recent  fiscal  year:  The issuer's revenues for the fiscal year ended February 28, 2001 were $698,536.

         The aggregate  market value of the voting stock held by  non-affiliates of the Registrant computed by reference to the price at which the stock was sold on June 12, 2001 was approximately  $4,322,267.  Solely for the purposes of this calculation,  shares held by directors and officers of the Registrant  have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock,  as of the latest  practicable  date: At June 12, 2001, there were outstanding 20,582,225 shares of the Registrant's Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the  Registrant's  definitive proxy statement to be filed not later than June 28, 2001 pursuant to Regulation  14A are  incorporated by  reference  in Items 9 through 12 of Part III of this  Annual  Report on Form
10-KSB.

         Transitional Small Business Disclosure Format (check one):

         Yes / / No /x/

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
          -----------------------

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

         On May  1,  1998,  we  acquired  Golf  Universe,  Inc.,  now  known  as
PlayGolfNow, Inc., and hereinafter referred to as ("PlayGolfNow"),  which became our  wholly  owned  subsidiary.  PlayGolfNow  was  incorporated  in the state of
Florida on  October  23,  1996.  We  acquired  all of the  outstanding  stock in
PlayGolfNow in exchange for the following consideration:

         o     400,000  shares  of our  common  stock  issued  to  PlayGolfNow's shareholders,
         o     A promissory  note for $100,000,  which we paid prior to February
               28, 1999, and
         o     Expenses of $16,750 associated with the transaction.

         We entered into this  transaction  to acquire  PlayGolfNow's  plans for development of a golf related website.  Prior to this transaction,  our officers or directors had no affiliation with PlayGolfNow.

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

         On January 26, 1999, we entered into a common stock purchase  agreement with Alex  Bruni,  the holder of 100% of the issued  and  outstanding  shares of
PlayGolfNow. Play Golf was incorporated on November 27, 1998 in the state of New
York. We acquired all of the issued and  outstanding  shares of  PlayGolfNow  in exchange for:

         o     350,000 shares of our common stock issued to Mr. Bruni, and
         o     An  unconditional  option  issued  to Mr.  Bruni to  purchase  an additional 200,000 shares of our common stock at a purchase price of $0.50 per share that may be  exercised  in whole or in part on or before January 25, 2001.

         PlayGolfNow  then became our wholly owned  subsidiary.  We entered into this  transaction to acquire  PlayGolfNow's  golf membership  discount  program, consisting of a network of golf courses,  driving ranges, and pro shops offering discounted  rates  to  PlayGolfNow's  members.  Prior to this  transaction,  our officers and directors had no affiliation with PlayGolfNow.

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

Business of Issuer.

            We sell products and offer information over the Internet through our four wholly owned subsidiaries:

         o     PlayGolfNow
         o     B III
         o     Golf Promo
         o     iFusion

Internet Operations:

         PlayGolfNow.com

         o     PlayGolfNow.com  has  been  operational  since  March of 1999 and
               currently   averages   approximately   150,000   hits   per  day.
               PlayGolfNow.com  delivers  information and details on over 24,000 golf  courses  located  world wide and over 10,000  golf  related businesses as well as other golf related data and information.

         o     The   PlayGolfNow   site   offers  an  online  pro  shop,   where
               golf-related  products and services are sold through  third party vendors. The website offers products and services from major golf
               equipment  manufacturers,   apparel  designers,  and  other  golf
               related  manufacturers.  We obtain commissions when site visitors purchase  products,  reserve  tee times,  and make  travel  plans online.

         o     The  PlayGolfNow  site offers a PlayGolfNow  Rewards Members Club that  provides  members  discounts on golf services and products.
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
         o     corporate and package development; and
         o     sweepstaking, and couponing;

         iFusion generates  revenues from monthly  retainers,  subcontract work, and per project work.

         Targetmails.com  is a website  operated by iFusion,  which utilizes our databases. Our database of golfers includes:

         o     in excess of 3 million email addresses:
         o     1.5 permission email addresses,
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

         With our diverse databases:

         o     we are able to direct  market  specific  PlayGolfNow  and Rewards
               Club products and services
         o     rent the database to advertisers,  researchers, and golf industry consumers; and
         o     increase traffic to the  PlayGolfNow.com  and  WallStreetGolf.com web sites through the targetmails.com website.

         Golfpromo.net and Golfuniverse.com are used principally as links to our other web-sites.

         B III, Inc.

         We formerly designed and manufactured  consumer products through B III, but we ceased our manufacturing  operations in November of 1999. The Company has decided to shut down all operations of B III.

Industry

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

         We recently formed iFusion,  a full service Internet  solutions company that provides  marketing  expertise by offering clients  strategic  planning and account management,  design and Internet and online promotions.  Recent packages were designed and implemented for  organizations  such as Palm  Restaurant,  Ivy
Mckenzie and Armbrust Aviation.  Significant synergies exist between TargetMails and iFusion  that stem from  value-added  marketing  services  for our  database
clients.   These  services  include:   (i)  integration  of  online,  email  and
traditional  campaigns  into  seamless  promotional  packages  and (ii) Web site
design  and  implementation.   Integration  of  Online,  Email  and  Traditional
Campaigns into Seamless Promotional Packages.

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

         PlayGolfNow.com,  our primary golf website  http://www.PlayGolfNow.com, provides a  comprehensive  range of  offerings  for the  golfer,  including  the largest  database of golf courses  worldwide,  online tee time  reservations,  a comprehensive  golf yellow  pages,  an online Pro shop which  includes all major golf  equipment  and related  products  at  discount  prices and free golf video games. The Rewards Members Club, through the PlayGolf website offers substantial discounts to a network of golf courses,  golf schools,  hotels,  restaurants and car rental  agencies.  The members also receive  discounts on golf equipment and apparel they purchase through the PlayGolf online pro shop.  Finally, we provide online newsletters that reach over 500,000 subscribers  weekly,  partnering with
Golf & Travel magazine and many others.

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

Employees

         LCS Golf and its subsidiaries have 8 employees, full-time.

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

Agreements

         On February  16, 2000,  we entered into a series of related  agreements with Quintel  Communications,  Inc. (now known as Traffix,  Inc. and hereinafter referred to as "Traffix"),  including a loan  agreement to borrow  $500,000 from
Traffix in the form of a convertible  promissory  note. The promissory  note was collateralized  by our  database of  information.  The note bears  interest at a variable  rate not to  exceed  14%.  The note was due on demand  any time  after
August 16, 2000.  Traffix may convert the  remaining  principal  and accrued but unpaid  interest  into shares of our common stock and such shares would have had registration  rights as set forth in a registration  rights agreement.  Further, any  additional  shares  issued upon  conversion  of the debt are  protected  by anti-dilution  provisions,  subject to our right to repurchase any shares issued under such  anti-dilution  provisions at $1.00 per share, which repurchase right may be used once in twelve months from the date of the agreement.

         On the same date,  we entered into a marketing  agreement and licensing agreement with Traffix.  As consideration for providing marketing services for a period of two years, we issued options,  valued at approximately  $139,000 using the Black-Scholes Option Pricing Model, to purchase 200,000 shares of our common stock.  The model enables us to estimate the fair value of stock options granted because  it takes  into  account,  as of the grant  date of the  option;  i) the exercise price;  ii) the expected life of the option;  iii) the current price of the  underlying  common  stock;  iv) the  stock's  expected  volatility;  v) the expected dividends; and vi) the risk free interest rate for the expected term of the option.  Options to purchase  100,000 shares are exercisable for a period of two years from issuance at $1.00 per share and

options to purchase  100,000  shares are  exercisable  for a period of two years from  issuance at $2.00 per share.  The shares  underlying  these  options  have registration  rights as described in the registration rights agreement discussed above.

         Under the licensing  agreement,  Traffix  acquired a license to use our database of information  in exchange for payment of $5,000 per month.  We are in default  under the loan  agreement  and Traffix will credit this monthly  amount towards any amounts in arrears.  The  licensing  agreement  is for a term of ten years with an option to renew for an additional five years.

         On August 7, 2000 following certain disagreements  concerning Traffix's use of our database,  we entered into a  forbearance  agreement and amendment of
our  security  agreement  with  Traffix.   Traffix  acknowledged  receipt  of  a
$50,000.00  payment  against  the  principal  balance  of  $500,000  due  on the convertible  note,  funded  personally  by Dr.  Mitchell.  The related  note was amended to provide for payment upon written demand.  If there is a default under the terms of the forbearance agreement or the note, the interest rate will equal the prime  rate as  defined  in the note plus 4% not to  exceed  fourteen  (14%)
percent.  Until  payment of all amounts  due under the note are made,  amendment number 1 to the security agreement requires us to pay fifty percent (50%) of the collections received for accounts receivable  outstanding as of August 10, 2000, and twenty-five  percent (25%) of collections  for all new accounts  receivable, within five days.  Payment is to be credited against amounts due under the note, first to interest,  then to  principal.  Traffix also  receives 50% of all other cash receipts  including  additional  loans,  cash  equivalents  and  marketable securities  generated by us from any source  whatsoever until payment in full of the amounts due under the note. The security  agreement  filed February 22, 2000 was amended to include all accounts of LCS Golf and all securities or guarantees held by us in respect of the accounts and all account proceeds. In addition, Dr.
Mitchell,  President and CEO of LCS Golf,  executed and delivered a guarantee on
August 7, 2000 of up to $250,000.00 on the note (of which $150,000 has been paid against this guaranty).

         On August 8, 2000 Traffix agreed to forbear from  demanding  payment of the note or  commencing  any action  against us as long as Traffix  receives  at least  $10,000.00 per month in payment of principal and interest on the Note, or collections of the accounts  receivable or from the  guarantor,  and we generate gross revenues of at least $75,000.00 per calendar month from the normal conduct of  business.  On May 16,  2001,  the parties  entered  into an amendment to the forbearance  agreement  whereby  the  Company  agreed to a payment  schedule  of approximately  $10,000  per month to repay the  promissory  note and Traffix has agreed not to take any actions with respect thereto.

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
The value of this  warrant  will be  amortized  over five  years or  shorter  if exercised. In order to elect to exercise the warrant at the share price computed using the formula in the warrant  agreement,  American  Warrant must deliver the warrant  and a written  notice of  election  to  exercise  the warrant to us. In addition,  we entered into a registration  rights agreement in which we promised to register the shares with the  Commission as soon as  reasonably  practicable, but in no event  later than  September  15,  2000 and are  subject to  penalties because the  Registration  Statement was not declared  effective by November 15,
2000.  The  penalties  are that for each  30-day  period  that the  Registration
Statement  is not  declared  effective,  the  conversion  price  of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by
2% until the exercise price reaches $0.05. In addition, the interest rate on the convertible note will increase 2% for each 30-day period,  not to exceed 15%. To date,  no such  Registration  Statement  has been filed.  Certain  officers  and directors of the Company agreed to a lock-up  provision  restricting their right to sell,  transfer,  pledge or  hypothecate  or otherwise  encumber their shares until the earlier of the one year  anniversary of the  agreement,  the effective date of the  Registration  Statement,  or until we raise $1,000,000 in equity or debt  financing.  We also agreed that without prior written  consent,  until the earlier of 85% of the  principal  balance and  interest is paid or  converted to common stock,  or 180 days from the date of the warrant  agreement,  we will not offer  to sell  or sell  any of our  common  stock  at a  price  per  share  (or conversion or exercise price per share) less than the average  closing price per share of our common stock as quoted by the OTC Electronic  Bulletin Board on the five days immediately  prior to the close of the transaction.  We also agreed to recommend  and use our best  efforts to elect a designee and  representative  of
American  Warrant as a member of the Board of  Directors  until the later of one year from the date of the agreement or until such time we receive  $1,000,000 in equity or debt  financing.  On May 16,  2001 the Company  and  American  Warrant
Partners  entered  into an  Amendment  Waiver and  Consent  with  respect to the promissory  note,  warrant and  registration  statement,  whereby the conversion price and exercise price of the promissory note and warrant, respectively,  have been  amended to the lower of $.12 per share or 80% of the closing bid price per share of the Common Stock as quoted on the NASDAQ OTC Bulletin Board on the date immediately  preceding  the date of exercise or  conversion  and the Company has further agreed to file a registration  statement covering such underlying common stock no later  than 60 days  from June 15,  2001,  in  consideration  for which
American  Warrant  Partners  has  agreed to waive any  penalty  provisions  with respect to the filing of the registration  statement and consent to the issuance of common stock below the then  applicable  conversion or exercise  price of the promissory  note  and  warrant  and the  issuance  of  $200,000  in  convertible debentures.

         Debt in Default

         The  American  Warrant  loan of  $300,000  placed us in  default of the forbearance  agreement  that we signed with  Traffix  because we did not in turn remit fifty percent of the cash  proceeds as required  under the  agreement.  On
August 30, 2000, Dr.  Mitchell agreed to fund personally two payments of $50,000 each towards  principal and interest on the Traffix loan. We also changed to 50%
instead of 25% of  receipts  from new  accounts  receivable  that are payable to
Traffix under the amended security agreement.

         Intellectual Property.

         Through  our  acquisition  of B III,  we own the patent  serial  number
29/073.138  for a product  sold under the label  "Adorables,"  that is an animal pillow  with  a  pouch.  We  have  not  sought  trademark  registration  of  the
"Adorables"  name  with the U.S.  Patent &  Trademark  Office.  PlayGolfNow  has
registered the following domain names:

         o     skiuniverse.com
         o     Golfpromo.net
         o     universe-online.com
         o     iFusionco.com
         o     ifusionco.net
         o     PlayGolfNow.com
         o     junior-golf.com
         o     targetmails.com
         o     myplaygolfnow.com
         o     WallStreetGolf.com
         o     freeis4me.com
         o     lcsgolf.com
         o     golfuniverse-online.com

Risk Factors That May Affect Future Results

         The Company operates in a rapidly changing  environment that involves a number of risks, some of which are beyond the Company's  control.  The following discussion highlights the most material of the risks.

WE ARE IN  DEFAULT  OF A SENIOR  SECURED  LOAN  WHICH MAY CAUSE US TO CURTAIL OR
CEASE OPERATIONS.

         Our failure to remit 50% of the cash proceeds from the American Warrant transaction  to Traffix  resulted in a default under the  forbearance  agreement with Traffix.  If Traffix  elects to pursue its remedies  under the  forbearance agreement and we are unable to reach an amicable resolution with Traffix, we may have to  curtail  or cease  operations  unless we are able to obtain  additional financing.  Even if we do reach an amicable  resolution  with Traffix,  which we have no reason to believe such resolution is possible,  and continue operations, our efforts to satisfy continuing  obligations under the Traffix agreements will significantly  impact our cash flow.  Pursuant to arrangements with Traffix,  we increased  the  percentage  of  receipts  which we must remit from new  accounts receivable from 25% to 50% which will  significantly  impact our cash flow until such time as we are able to make payment in full under the Traffix Agreement.

OUR  FINANCIAL  CONDITION  IS POOR AND WE MAY BE UNABLE TO  CONTINUE  AS A GOING
CONCERN.

         Our operations have been dependent upon short-term  borrowing and other funding  resources.  From March 1, 1999 through February 28, 2001, our president has made net advances of approximately $629,000. Our independent auditors report on our  consolidated  financial  statements for the year ended February 29, 2001 included  language  that raises  substantial  doubt  exists as to our ability to continue  as a going  concern.  Our  financial  statements  show an  accumulated deficit of approximately $14,962,000.  We expect to continue to incur net losses for the  foreseeable  future and negative cash flow from  operations  through at least the fiscal year 2002.  We expect to  significantly  increase our operating expenses as a result of expanding our sales and marketing,  product  development and  administrative  operations and developing  new strategic  relationships  to promote our future growth. As a result, we will need to generate increased sales to meet these  expenses and to achieve  profitability.  In addition,  due to our default under the agreement with Traffix,  we must now remit 50% of all accounts receivable collected to Traffix which will further significantly reduce our cash flow.  Therefore,  an investment  should not be made in our securities unless an investor is prepared to lose his or her entire investment.

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

COMPETITION  IN THE MARKET FOR  INTERNET  ADVERTISING  AND DIRECT  MARKETING  IS
INTENSE AND COULD ADVERSELY AFFECT OUR BUSINESS.

         Many of our  current  and  potential  competitors,  such as 24/7 Media,
Inc.,  Postmaster Direct, Inc., Exactis,  Inc.,  DoubleClick,  Inc. and YesMail,
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

         We must  continue to maintain  and expand  relationships  with  network
Partners, such as Click Here to Find.Com, Golf Illustrated,  Inc. and Telemundo,
who provide us with access to  permission  email  lists.  We began to enter into agreements  with our  network  partners  in the  first  quarter  of 1999.  These contracts  are  generally  for an initial  term of one to three  years,  with an automatic annual renewal.  Pursuant to these  contracts,  we provide our network partners with resale and tracking services by selling direct marketers access to their lists, and our network  partners  receive a percentage of our revenue.  We cannot be assured  that the growth of our  business as a result of our  entering into these  agreements  will be  sufficient to meet our  expectations  for sales growth and profitability.  In addition to our network partners, we have reseller arrangements with third party list managers,  under which we pay a fixed fee for the  nonexclusive use of their list for a specific  campaign.  These third party list managers are not contractually obligated to provide us with access to their lists.  A majority  of the email  addresses  that we have  access to through our proprietary  list,  our network  partners  and our list  managers  is  currently comprised of addresses  from list  managers.  If we fail to maintain or grow our relationships  with our  network  partners  and third party list  managers,  our business could suffer.

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

Item 2.  DESCRIPTION OF PROPERTY

         We do not own any real property. Beginning on June 12, 2001, we entered into a lease for office space  located at 7109 Fairway  Drive,  Suite 100,  Palm beach,  Florida  33417.  Prior thereto we leased lease office space at 809 North
Dixie Highway,  Suite 200, West Palm Beach, Florida for our Internet operations.
Our new office space is  approximately  2000 square feet.  The monthly rental is
$2,200.00  and the term of the lease is three years.  This lease expires on June
15, 2004,  but provides an option to renew for an additional two years if we are not in default of the terms in the lease.

Item 3.  LEGAL PROCEEDINGS

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

         From mid-1998  through January 19, 2000, our common stock was traded on the NASDAQ  Over-The-Counter  Bulletin Board and the National  Quotation  Bureau
"Pink Sheets" under the symbol  "LCSG." The following  chart sets forth the high and low sales prices for each quarter since listing of our common stock.

1999 Quarter                                        High           Low
------------                                        ----           ---
January 1 - March 31                               $2.75          $0.75
April 1 - June 30                                  $3.62          $2.25
July 1 - September 30                              $2.63          $1.22
October 1 - December 31                            $1.63          $0.69

2000 Quarter                                        High           Low
------------                                        ----           ---
January 1 - March 31                               $2.00          $0.50
April 1 - June 30                                  $1.30          $0.33
July 1 - September 30                              $0.75          $0.25
October 1 - December 31                            $0.81          $0.15

2001 Quarter
January 1 - March 31                               $0.50          $0.14

         On  January  19,  2000,  we were  de-listed  from the Over the  Counter
Bulletin Board for failure to comply with the new listing standards set forth by the NASD before our phase-in  date.  During this time, our stock has been quoted in the  National  Quotation  Bureau pink  sheets.  On February  16, 2001 we were relisted on the NASDAQ OTC Bulletin Board.

         No prediction  can be made as to the effect,  if any, that future sales of shares of common  stock or the  availability  of common stock for future sale will have on the market price of the common stock prevailing from  time-to-time.
Sales of  substantial  amounts  of  common  stock  on the  public  market  could adversely affect the prevailing market price of the common stock.

Holders

         As of June 12, 2001, there were 421 holders of our common stock held in street name.

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
an option to purchase an  additional  200,000  shares of our common stock in our acquisition of PlayGolfNow.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         Except  for  historical  information,  the  discussion  in this  report contains forward-looking statements that involve risks and uncertainties.  These forward-looking statements include, among others, those statements including the
words  "expects,"   "anticipates,"   "intends,"  "believes"  and  other  similar
language.  Our actual  results  could  differ  materially  from those  discussed herein. You should not place undue reliance on these forward-looking statements, which  apply only as of the date of this  report.  Factors  that could  cause or contribute to such differences  include, but are no limited, the risks discussed in "Certain Factors That May Affect Future Results of Operations."

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

         Manufacturing  operations  for Mr. B III - The  Company  has decided to terminate all of its manufacturing  operations and has discontinued all of Mr. B
III operations as well as written-off all its good will on the contract with Mr.
Joe Namath as Mr. B III corporate representative.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED FEBRUARY 29, 2001 AND FEBRUARY 29, 2000

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

         Our  revenues  for the  twelve  months  ended  February  28,  2002 were
$698,536 on a  consolidated  basis as compared to 1,909,000 for the prior twelve months ended  February  29,  2000.  Our  operating  expenses  (cost of sales and selling,  general and  administrative  expenses) were  $2,272,662 as compared to
$4,630,780 for the prior  twelve-months ended February 29, 2000. In an effort to reduce  the  strain  on our  cash  flow we  have  outsourced  our  manufacturing operations  at B III.  This change has allowed us to reduce our fixed  operating costs.  We incurred  substantial  non-cash  expenses such as issuance of capital stock for services  rendered,  amortization of goodwill and write-offs  totaling
$1,269,261 which did not cause cash outflows to operate our business as compared to $3,650,000 for the prior twelve months ended February 29, 2000.

Cost of Revenue

         Cost of revenues were $217,907 as compared to $1,197,820  for the prior twelve months ended February 29, 2001.

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

Selling,  general and  administrative  expenses were  $2,272,662  for the twelve months  ended  February  28,  2001  compared to  $4,630,780  for the year ending
February 29, 2000.

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

Goodwill Expense

         Due to changes in our business  focus during the fourth  quarter  ended
February  29,  2000,  we decided to  write-off  all of its  goodwill  Joe Namath
Contract at February 28, 2001 valued at approximately $1,269,261. We have closed manufacturing  operations  of B III. We have changed our focus from  principally golf related  operations  to an internet data  collection  service and marketing company.

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

Liquidity and Capital Resources

         We are currently in default of the loan agreement with Traffix. However we have entered into a forbearance  agreement which was subsequently amended. We anticipate  repaying  Traffix over a period of time from current sales or loans.
Our monthly cash flow will be greatly  affected by the repayment of the loan. We have to pay 50% of our collections made on our accounts  receivables to Traffix, creating a shortfall in our cash flow. We may have to seek additional short term loans from our CEO,  Dr.  Michael  Mitchell or other  sources to make up for the deficiencies  in cash flow until full  repayment is  complete.  We expect to pay this loan in full once we have received  additional  funding.  Dr.  Mitchell has personally guaranteed repayment of up to $250,000.00 of the Traffix loan and has already made payments of $150,000 to Traffix.

         We are also in default under the  registration  rights  agreement  with
American  Warrant.  The  Registration  Statement  to register  the shares if the
$300,000  convertible  note is  converted  into our common  stock and the shares underline their warrants to purchase  600,000 shares of our common stock was not declared  effective by November 15, 2000. As a result of such  default,  we have entered into an amendment  waiver and consent  agreement  with American  Warrant
Partners  whereby  the Company  has  agreed,  among  other  things to reduce the conversion  price of their note and the exercise  price of their  warrant to the lower of $.12 per share or 80% of the closing bid price and quoted on the NASDAQ
OTC Bulletin Board on the date  immediately  preceding the date of conversion or exercise, as applicable.

         We are in the process of addressing the liquidity issues. As of May 24,
2001, we sold $150,000 of convertible debentures and have received subscriptions for an  additional  $50,000 which convert into common stock at the lower of $.12 per share or 80% of the closing  bid price of the common  stock as quoted on the
NASDAQ OTC Bulletin Board on the day immediately  preceding such  conversion.  A copy of the  Subscription  Agreement and form of the Note are attached hereto as
Exhibits. The $200,000 of convertible debentures have been personally guaranteed by Dr. Mitchell  pursuant to a Guarantee  Agreement and a Stock Pledge Agreement
whereby Dr.  Mitchell has personally  pledged  750,000 shares of Common Stock of the Company, both of which are attached hereto as exhibits.

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

         The  Company  continues  to  have  a  working  captial  deficiency  and continues to generate operating losses.

Item 7.  FINANCIAL STATEMENTS

         Reference  is  made  to the  Financial  Statements  referred  to in the accompanying Index,  setting forth the consolidated  financial statements of LCS
Golf, Inc. and subsidiaries.

Item 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         On May 31, 2000, we dismissed our independent auditors, Cornick, Garber
&  Sandler,  LLP ("Cornick") and engaged the firm of Richard A. Eisner &
Company, LLP ("Eisner") to serve as our new independent auditors. The reason for such  dismissal was not due to any  disagreement  with  Cornick,  whether or not resolved,  on any  matter  of  accounting  principles  or  practices,  financial statement disclosure or auditory scope or procedure.  Rather, it was because the audit partner most familiar with us recently left Cornick and joined Eisner. The
Company's Board of Directors approved such change in Accountants.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.
         ----------------------------------------

         The information required by this item is incorporated by reference from the  Company's  definitive  proxy  statement to be filed not later than June 28,
2001 pursuant to Regulation 14A of the General Rules and  Regulations  under the
Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the  Company's  definitive  proxy  statement to be filed not later than June 28,
2001 pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the  Company's  definitive  proxy  statement to be filed not later than June 28,
2001 pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the  Company's  definitive  proxy  statement to be filed not later than June 28,
2001 pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

2.1      Linkun Holding Company (as filed in the Form 10-SB filing on 12/9/99).

2.2      LCS Golf, Inc. Merger (as filed in the Form 10-SB filing on 12/9/99).

2.3      Golf Universe, Inc. (as filed in the Form 10-SB filing on 12/9/99).

2.4      Mr. B III, Inc. (as filed in the Form 10-SB filing on 12/9/99).

2.5      GolfPromo, Inc. (as filed in the Form 10-SB filing on 12/9/99).

2.6      PlayGolfNow, Inc. (as filed in the Form 10-SB filing on 12/9/99).

3.1      Articles  of  Incorporation  (as  filed in the  Form  10-SB  filing  on
         12/9/99).

3.2      By-laws (as filed in the Form 10-SB filing on 12/9/99).

10.1     Namath Agreement (as filed in the Form 10-SB/A filing on 4/12/00).

10.2A    Traffix  Loan  Agreement  (as  filed  in the  Form  10-SB/A  filing  on
         4/12/00).

10.2B    Traffix  Convertible  Promissory  Note (as  filed  in the Form  10-SB/A filing on 4/12/00).

10.2C    Traffix  Security  Agreement  (as filed in the Form  10-SB/A  filing on
         4/12/00).

10.2D    Traffix  License  Agreement  (as  filed in the Form  10-SB/A  filing on
         4/12/00).

10.2E    Traffix  Marketing  Agreement  (as filed in the Form 10-SB/A  filing on
         4/12/00).

10.2F    Traffix  Registration  Rights  Agreement  (as filed in the Form 10-SB/A filing on 4/12/00).

10.2G    Traffix Forbearance Agreement, dated as of August 8, 2000.

10.2H    Traffix Amendment #1 to the Security  Agreement,  dated as of August 8,
         2000.

10.2I    Guaranty signed as of August 7, 2000 by Michael Mitchell for the timely repayment  of the  obligations  of LCS Golf under the  promissory  note dated as of February 16, 2000 between Traffix and LCS Golf.*

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
         9/8/00).

10.3E    Subscription Agreement for the purchase of Convertible Debentures.*

10.3F    Form of Convertible Debenture.*

10.3G    Guarantee  Agreement dated as of May 24, 2001 between Michael  Mitchell and Private Equity Group LLC.*

10.3H    Stock  Pledge  Agreement  dated  as of May  24,  2001  between  Michael
         Mitchell and Private Equity Group, LLC.*

21       Subsidiaries  of the Registrant (as filed in the Form 10-SB/A filing on
         4/12/00)

27*      Financial Data Schedule

------------------------
* Filed herewith

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      June 13, 2001                         LCS Golf, Inc.

                                           By:    /s/ Dr. Michael Mitchell
                                                  ------------------------
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

Signature                                     Title                                                  Date

/s/ Dr. Michael Mitchell                      President, Chief Executive Officer and                 June 13, 2001
-------------------------------------         Chairman (Principal Executive Officer)
Dr. Michael Mitchell

/s/ Alex Bruni                                Chief Operating Officer, Principal Financial           June 13, 2001
-------------------------------------         and Accounting  Officer
Alex Bruni

                                              Director                                               June 13, 2001
-------------------------------------
Charles A. Gargano

/s/ Kenneth Greenblatt                        Director                                               June 13, 2001
-------------------------------------
Kenneth Greenblatt

                         LCS GOLF, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

LCS GOLF, INC. AND SUBSIDIARIES

Contents

                                                                                                                                                          Page

Consolidated Financial Statements

Independent auditors' reports................................................F-1

Balance sheet as of February 28, 2001........................................F-2

Statements of operations for the years ended
  February 28, 2001 and February 29, 2000....................................F-3

Statements of changes in capital deficit for the years ended
  February 28, 2001 and February 29, 2000....................................F-4

Statements of cash flows for the years ended February 28, 2000 and February 29, 2001......................................................F-5

Notes to financial statements................................................F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LCS Golf, Inc.

We have audited the  accompanying  consolidated  balance sheet of LCS Golf, Inc.
and subsidiaries as of February 28, 2001 and the related consolidated statements of  operations,  changes in captial  deficit  and cash flows for the years ended
February  28, 2001 and February 29, 2000.  These  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material  respects,  the consolidated  financial  position of LCS Golf, Inc. and subsidiaries  as of February 28,  2001,  and the  consolidated  results of their operations  and their  consolidated  cash flows for the years ended February 28,
2001 and February 29, 2000 in conformity  with accounting  principles  generally accepted in the United States of America.

As disclosed  in Note A [3], the  accompanying  financial  statements  have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements,  the Company as at February 28, 2001, is in a negative working capital position,  has incurred  significant  losses from operations for the year then ended and has relied on loans from its majority stockholder. These factors raise  substantial  doubt about the  Company's  ability to continue as a going concern.  Management's  plans  regarding this matter are also described in
Note A [3]. The financial  statements do not include any adjustments  that might result from the outcome of this uncertainty.

                                              Richard A. Eisner & Company, LLP
                                              --------------------------------
New York, New York                            Certified Public Accountants
June 13, 2001

                         LCS GOLF, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                February 28, 2001

ASSETS
Current assets:
  Cash                                                                             $  1,514
  Accounts receivable, net of allowance for doubtful
    accounts of $105,300                                                             72,965
  Prepaid and other current assets                                                   16,453
                                                                                -----------
    Total current assets                                                             90,932
Fixed assets, net                                                                    44,164
Deferred financing costs, net                                                        48,277
Security deposits                                                                    18,000
                                                                                -----------
                                                                                  $ 201,373
                                                                                ===========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                         $ 1,510,049
  Notes payable                                                                      25,000
  Loans from major stockholder/president                                            629,529
  Other current liabilities                                                           4,000
                                                                                -----------
    Total current liabilities                                                     2,168,578
Convertible debt                                                                    551,300
                                                                                -----------
    Total liabilities                                                             2,719,878
Commitments
CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized;                        20,282
  20,282,225 shares issued and outstanding
Additional paid-in capital                                                       12,423,420
Accumulated deficit                                                            (14,962,207)
                                                                                -----------
    Total capital deficit                                                       (2,518,505)
                                                                                -----------
                                                                                   $201,373
                                                                                ===========

See independent auditors' reports and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                              Year Ended
                                                                    -------------------------------
                                                                     February 28,     February 29,
                                                                         2001             2000
                                                                    --------------   --------------
Revenues                                                                 $698,536       $1,909,297
Cost of Revenues                                                          217,907        1,197,820
                                                                    --------------   --------------
                                                                          480,609          711,477
                                                                    --------------   --------------
Operating expenses
  Selling, general and administrative expenses                          2,200,662        4,630,780
    (includes $2,150,133
    of expenses paid with common stock in 2000)
  Write-off of intangible assets                                        1,269,261        1,270,607
                                                                    --------------   --------------
  Total operating expenses                                              3,469,923        5,901,387
Loss from operations before other income (expense)                     (2,989,294)      (5,189,910)
Other income (expense):
  Other income                                                                 86           11,204
  Interest expense                                                       (496,556)         (55,336)
                                                                    --------------   --------------
Net loss                                                              $(3,485,764)     $(5,234,542)
                                                                    ==============   ==============
Net loss per share - basic and diluted                                      $(.17)           $(.27)
                                                                    ==============   ==============
Weighted average number of shares outstanding                          20,270,687       19,043,494
                                                                    ==============   ==============

       See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Capital Deficit

                                                          Common Shares             Additional
                                                   ----------------------------       Paid-In      Accumulated     Unamortized
                                                      Shares          Amount          Capital        Deficit      Debt Expense
                                                   ------------    ------------    ------------   ------------    ------------
Balance - February 28, 1999                          17,519,225    $     17,519    $  8,137,066   $ (6,241,000)
Liabilities paid with Common Stock                    1,107,500           1,108       1,404,688
Shares issued in connection with acquisitions           150,000             150         144,038
Options issued in connection with loan agreement                                        139,000                    $  (139,000)
Shares issued for services                            1,355,500           1,355       2,148,778
Net loss for the year ended February 29, 2000                                                       (5,234,542)
                                                   ------------    ------------    ------------   ------------    ------------
Balance - February 29, 2000                          20,132,225          20,132      11,973,570    (11,476,443)       (139,000)
Liabilities paid with common stock                      150,000             150         149,850
Write-off of options issued in connection                                                                              139,000
  with loan agreement
Options issued in connection with loan agreement                                        300,000
Net loss for the year ended February 29, 2001                                                                       (3,485,764)
                                                   ------------    ------------    ------------   ------------    ------------
Balance - February 28, 2001                          20,282,225    $     20,282    $ 12,423,420   $(14,962,207)   $          0
                                                   ============    ============    ============   ============    ============

       See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                        Year Ended
                                                           ------------------------------------
                                                           February 28, 2001  February 29, 2000
                                                           -----------------  -----------------
Cash flows from operating activities:
  Net loss                                                    $(3,485,764)     $(5,234,542)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                 504,609          326,431
    Write-off of fixed assets                                      29,000
    Issuance of common stock for services                                        2,150,133
    Write-off of intangible assets                              1,269,261        1,270,607
    Provisions for doubtful accounts                               40,550

    Changes in:
      Accounts receivable                                          23,500         (137,015)
      Due from factor                                              11,144           83,440
      Inventory                                                                     73,377
      Prepaid and other current assets                            106,710          404,490
      Security deposits                                                             (7,800)
      Accounts payable and accrued expenses                       870,753          209,534
      Other current liabilities                                   (64,444)          24,516
                                                              -----------      -----------
            Net cash used in operating activities                (694,681)        (836,829)
                                                              -----------      -----------
Cash flows from investing activities:
  Purchase of fixed assets                                         (8,137)         (51,412)
  Collection of (loans to) major stockholder/president                              26,515
                                                              -----------      -----------
            Net cash used in investing activities                  (8,137)         (24,897)
                                                              -----------      -----------
Cash flows from financing activities:
  Proceeds from notes issued                                      300,000          550,000
  Repayment of note                                              (177,500)         (25,000)
  Proceeds from major stockholder/president loans                 365,474          615,823
  Repayment of major stockholder/president loans                   (5,908)        (345,860)
                                                              -----------      -----------
            Net cash provided by financing activities             482,066          794,963
                                                              -----------      -----------
Net (decrease) increase in cash                                  (220,752)         (66,763)
Cash - beginning                                                   22,266          289,029
                                                              -----------      -----------
Cash - ending                                                 $     1,514      $   222,266
                                                              ===========      ===========

Supplementary disclosures of cash paid during the year for:
  Interest                                                    $     7,037      $    41,707
Noncash activity:
  Liabilities paid with common stock                          $   150,000      $ 1,405,796
  Additional common stock issued for purchase of business                      $   144,188

       See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

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

            The  Company is  primarily  engaged  in the  marketing  of  database information  obtained from its websites and others.  These  products and services include magnetic therapeutic devices, discounted greens
            fees    and     other     services,     and    a    golf     website
            (http://www.playgolfnow.com)  which  provides  various  golf-related hyperlinks to other golf websites and golf course previews.

[2]         Principles of consolidation:

            The consolidated  financial  statements  include the accounts of LCS
            Golf,  Inc. and its  subsidiaries:  Play Golf Now, Inc.;  Golfpromo,
            Inc.;  Golf  Universe,  Inc.;  Ifusion  Corp.  and Mr.  B III,  Inc.
            (inactive), all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

[3]         Basis of presentation:

            The  accompanying   consolidated   financial  statements  have  been
            prepared on a going concern basis which contemplates the realization of assets and the  satisfaction  of liabilities in the normal course of business.

            Through February 28, 2001, the Company has not been able to generate significant  revenues  from its  operations  to cover  its costs and operating expenses and at February 28, 2001 is in a negative working capital  position.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

            Although  the Company has been able to issue its common  stock (Note
            H) for a  significant  portion of its expenses or has obtained  cash advances  from its major  stockholder/president  (Note C), it is not known whether the Company will be able to continue this practice, be able to obtain  continuing  cash  advances  or if its  revenue  will increase  significantly  to be  able  to  meet  its  cash  operating expenses.

            This, in turn, raises  substantial doubt about the Company's ability to continue as a going concern.  The Company is attemtping to obtain
            additional   funding  in  the  form  of  debt  or  equity  including
            arrangements which could  significantly  change the structure of the
            Company.  However,  no assurances  can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

            In fiscal year 2001,  the Company  wrote off the carrying  amount of these intangible assets.

[7]         Concentrations:

            Financial  instruments  which  potentially  subject  the  Company to concentration of credit risk consist of accounts receivable and cash deposits.  Cash  balances  are  held  principally  at one  financial institution  and may exceed Federal  Deposit  Insurance  Corporation insured amounts.

            For  the  year  ended  February  28,  2001,  sales  to one  customer accounted for  approximately  24% of total sales. In addition,  four customers  accounted  for  approximately  18%,  15%,  15% and 10% of accounts  receivable  at  February  28,  2001.  For the  year  ended
            February  29,  2000,   sales  to  three   customers   accounted  for
            approximately  21%, 15% and 10% of total sales,  and three customers accounted for approximately 34%, 32% and 16% of accounts  receivable at February 29, 2000.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

[8]         Advertising costs:
            The Company expenses its advertising  costs when incurred.  However,
            $10,000  of  expenses  relating  to  an  infomercial  which  was  in production  as of  February  28, 1999 were  expensed  upon the first showing of the infomercial during the year ended February 29, 2000.

            Advertising  costs were  approximately  $160,000  for the year ended
            February 28, 2001 and $142,000 for the year ended  February 29, 2000 which includes approximately $133,000 of the infomercial.

[9]         Loss per share:

            Loss per share has been  computed  by  dividing  the net loss by the weighted  average  number of common shares  outstanding  during each period. The effect of outstanding potential common shares, including stock options,  warrants and convertible debt is not included in the per share calculations as it would be anti-dilutive.

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

[11]        Revenue recognition:

(a)         Advertising revenue:

            Advertising  revenue is derived from third-party  advertising on the
            Company's  websites.  This is  comprised of banner  advertising  and newsletter  marketing.  Advertising  revenue  is  recognized  in the period  that the  advertisement  is  displayed.  Revenue  related to barter  transactions is not recognized  unelss the fair value of the advertising is  determinable  based upon the entities own historical practice of receiving cash.

(b)         Merchandise revenue:

            Merchandise   revenue  is  derived  principally  from  the  sale  of
            specialty  pillows,  and is  recognized  once the  product  has been shipped and payment is assured.

(c)         E-mail distribution revenue:

            E-mail  distribution  revenue is derived from delivering  permission
            e-mail for  third-parties  to the Company's and other mailing lists.
            E-mail  distribution  revenue  is  recognized  when  the  e-mail  is delivered.

(d)         Marketing revenue:

            Marketing revenue is derived from providing  marketing  services and related marketing  materials to third-parties.  Marketing revenue is recognized once the service is completed.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

(e)         Commission income:

            Commission income is derived from e-commerce  transactions generated through the Company's websites for third-party products.  Commission revenue is recognized  once the product has been shipped and payment is assured.

NOTE B - INCOME TAXES

At February 28, 2001,  the Company has available for federal income tax purposes net operating loss carryforwards of approximately  $11,600,000  expiring through
2021 which  generated  a deferred  tax asset of  approximately  $4,482,000.  The difference  between the cumulative net losses for financial  reporting  purposes and the net operating  loss  carryforwards  for tax purposes is primarily due to the write-off of intangible  assets which are not currently  deductible  for tax purposes which generated a tax asset of approximately  $521,000. The Company has provided a valuation  reserve against these deferred tax assets of approximately
$5,003,000 since the likelihood of realization cannot be determined.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

The  difference  between the  statutory tax rate of 34 percent and the Company's effective  tax  rate  of 0  percent  is  due to the  increase  in the  valuation allowance of $1,324,000 and $1,510,000 for the years ended February 28, 2001 and
February 29, 2000, respectively.

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

NOTE C - LOANS FROM MAJOR STOCKHOLDER/PRESIDENT

Loans from major  stockholder/president  are payable on demand with  interest at
10% a year.  These loans are  unsecured.  At February 28, 2001, the net advances from the major  stockholder/president  were approximately  $630,000. The Company has accrued interest expense of approximately  $68,000 and $17,000 for the years ended February 28,2001 and February 29,2000, respectively.

NOTE D - EQUIPMENT

Equipment consists of the following:

                                                                      February 28,      Useful Lives
                                                                          2001             (Years)

                       Office equipment and computers                   $18,432               5
                       Machinery and equipment                           41,969               5

                                                                         60,401
                       Less accumulated depreciation                     31,326
                                                                        $44,164
                                                                     ===========

Depreciation expense for the years ended February 28, 2001 and February 29, 2000 was $17,816 and $11,619, respectively.

NOTE E - LICENSING AGREEMENT

In December  1998, the Company  entered into a ten year licensing  agreement for the services of Joe Namath, a sports celebrity,  to be a spokesperson to promote the Company's products. The license fee of approximately  $1,586,500,  which was being amortized over the life of the agreement,  was paid for by the issuance of
1,200,000  shares  of  the  Company's  common  stock  with  a  market  value  of
$1,174,500,  the issuance of 600,000  shares of common stock with a market value of  approximately  $387,000 to two  individuals  who assisted in  obtaining  the agreement  and  $25,000 in cash.  During  the

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

fourth quarter of the year ended  February 28, 2001, the Company  evaluated this asset  for  impairment  on the basis of  whether  it is fully  recoverable  from projected  undiscounted  cash flows expected to be realized from this agreement.
The  Company  wrote  off the  remaining  value of this  asset  of  approximately
$1,269,000.  The amortization  expense for the years ended February 28, 2001 and
February 29, 2000 was  approximately  $119,000 and  $156,000,  respectively.  In addition,  Mr. Namath is entitled to a royalty fee of 5% of the gross sales,  as defined,  generated from products promoted in accordance with the agreement.  No royalties are due for the years ended February 28, 2001 and February 29, 2000.

NOTE F - CONVERTIBLE DEBT

(1)         $500, 000 Convertible Promissory Note

On February 16, 2000, the Company borrowed from Traffix,  Inc. (formerly Quintel
Communications, Inc. ("Traffix"), an internet marketing and development company,
$500,000 in the form of a convertible  promissory  note ("Note").  Subsequent to
February 29, 2000,  this debt was in default.  The Note was due on demand at any time after  August 16, 2000 and is  convertible  into  500,000  shares of common stock of the Company at any time prior to  repayment.  Any shares  issued by the
Company will have registration and piggyback registration rights and are subject to  anti-dilution  adjustment in certain  cases.  If any  additional  shares are issued  under the  anti-dilution  provisions,  the Company  will have a one-time repurchase  right at a $1.00 per share during the twelve month period  following the date of  conversion  of the Note.  The Note was without  interest  until the earlier of August 17, 2000 or an event of default under the Note. Interest to be charged  will be at prime plus 4%, not to exceed 14%. The Note may be prepaid at anytime  after giving 15 days prior written  notice.  The Note is secured by the
Company's  database and all related  records,  contract  rights and  intangibles which has been  delivered to the lender and must be updated upon request,  until the obligation has been paid.

The  Company  entered  into a ten year  licensing  agreement  for the use of its database with Traffix.  Traffix will pay $5,000 per month. These payments can be used to offset the remaining balance owed to Traffix.

The Company  also entered into a two year  marketing  agreement  with Traffix to develop programs to market products and services and send promotional e-mails to the  visitors  and  customers of the  Company's  websites.  Traffix will pay the
Company $.25 for each  individual who "opts in" to be registered with Traffix at its site.  Revenues  generated from these programs (less direct  "out-of-pocket"
costs, including royalties,  cost of producing the marketing materials and other
expense   directly  related  to  the  programs)  will  be  divided  equally  and distributed quarterly less any required reserves.

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

On August 8, 2000, following certain  disagreements  concerning Traffix's use of our database,  the Company entered into a Forbearance  Agreement and amended the security agreement with Traffix.  The Company made a $50,000 payment against the
$500,000  convertible note (see Note H) which was funded personally by its major stockholder/president.  The Note was  amended to provide  for payment on demand.
The amended security agreement requires the Company to remit to Traffix,  50% of collections on the outstanding accounts receivable as of August 10, 2000 and 25%
of all subsequent accounts receivable collected,  within five days. Payments are to be  credited,  first to interest  and then to  principal.  Traffix

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

is also to receive 50% of all other cash receipts,  including  additional loans, until  the Note is paid.  The  amended  security  agreement  also  includes  all accounts of the Company and all security, or guarantees held with respect to the
accounts  and  all  account   proceeds.   In  addition,   the  Company's   major
stockholder/president  personally guaranteed up to $250,000 of the Note of which
$160,000,  (including the two payments of $50,000 each discussed below) has been paid against this guaranty).

Due to the above amendment,  Traffix agreed not to demand payment on the Note or commence  any action  against the Company,  as long as it receives  payments for interest  and  principal  of at least  $10,000  per month or  collection  of the
Company's accounts  receivable or money from the guarantor,  the Company's major stockholder/president,  and the  Company  generates  gross  revenues of at least
$75,000 per month.

On August 8, 2000, the Company received $300,000 from American Warrant Partners,
LLC  ("American  Warrant")  in  the  form  of  an  8%  convertible  subordinated promissory note (see below).  The Company did not remit 50% of the cash proceeds of this note, as required by the  Forbearance  Agreement,  which put the Company into default  under its agreement  with Traffix.  The Company has not obtained a waiver of the default, however, the major  stockholder/president  agreed to fund personally,  two payments of $50,000 each towards the  principal and interest on the Traffix Note.  In addition,  for the required  periods,  the Company did not generate  $75,000 per month in gross revenues as required under the  forbearance agreement.

On May 16,  2001,  the Company  entered into an agreement  Traffix,  Inc.  which amended the  aforementioned  Forebearance  Agreement  dated August 8, 2000.  The
Company  agreed  to pay  $10,000.  Upon  the  closing  of the  Company's  Bridge financing (see below), Traffix will be paid an additional $10,000. Commencing on
June 1, 2001, the Company  agreed to a payment  schedule of a minimum of $10,000 per month  until the date the  registration  statement  required  to be filed in connection with a proposed equity line becomes effective. Beginning on the first day of the month after the registration statement is effective,  Traffix will be paid a minimum of $25,000 per month.

(2)ab$300,000 Convertible Subordinated Promissory Note

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
The  assumptions  used in  determining  the value was an expected  volatility of
227%, an average interest rate of 6.06% per annum and an expected holding period of five years.  The  allocated  value of the  warrant is  $99,000,  which is the portion attributed to the warrant due to it being issued in conjunction with the
$300,000  convertible  promissory  note. This amount is to be amortized over the life of the two year  note,  or  shorter if  exercised  earlier.  Based upon the values ascribed to the convertibility  feature of the note and the warrant,  the
Company has  recorded  additional  interest  expense of  approximately  $228,000 during the year ended  February  28,  2001.  In order to elect to  exercise  the warrant at the share price computed using the formula in the warrant  agreement,
American  Warrant must  deliver the warrant and a written  notice of election to
exercise  the  warrant  to  the  Company.   The  Company  also  entered  into  a
registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably  practicable  but not later than September 15,
2000. The Company did not file the Registration  Statement by September 15, 2000 and since the Registration  Statement was not declared effective by November 15,
2000,  the  terms of

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

the agreement are that for each 30-day period that the Registration Statement is not declared  effective,  the conversion  price of $0.25 of the convertible note and the  warrant  exercise  price of $0.40 will each be reduced by 2% per 30-day period,  until the exercise price reaches $0.05.  Pursuant to this, at year-end, the  reduced  conversion  price and the  exercise  price were $0.23 and  $0.368, respectively.  The effect of this  change was not  material.  In  addition,  the interest rate on the  convertible  note will increase 2% for each 30-day period, not to exceed 15%.  Pursuant to this, the Company has recorded  interest expense of $11,000 for the year ended  February 28, 2001.  As of February  28,2001,  the interest  rate is 15%.  Certain  officers  and  directors  agreed  to a  lock-up agreement  restricting their right to sell,  transfer,  pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement,  2.) the effective date of the Registration  Statement.  or 3)
until the Company  raises  $1,000,000 in equity or debt  financing.  The Company agreed  to  recommend  and use its best  efforts  to elect a  representative  of
American  Warrant to the Board of Directors  until one year from the date of the agreement or until the Company  raises  $1,000,000 in equity or debt  financing.
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

On May 16,  2001,  the Company  entered  into an  amendment,  waiver and consent relating  to the 8%  convertible  subordinated  promissory  note,  warrant,  and registration  rights  agreement  revising the conversion price of the promissory note and the  exercise  price of the warrant to the lower of $0.12 or 80% of the current market price on the date immediately  preceding the date of the exercise or conversion.  The Company is required to register the underlying  common stock in a  registration  statement  to be filed in  connection  with a  proposed  new investment no later than 60 days from June 15, 2001, in consideration for which,
American Warrant has agreed to waive any penalty  provisions with respect to the filing of the registration statement and consent to the issuance of common stock below the then  applicable  conversion or exercise price of the promissory  note and warrant relating to the bridge financing received on May 24,2001.

Pursuant to this  amendment to Conversion and Exercise  price,  the Company will record a charge of  approximately  $239,000 for the quarter  ended May 31, 2001, which represents the beneficial conversion feature resulting from the difference between the FMV of the shares at the  effective  date of the  amendment  and the effective conversion rate of the note.

Convertible debt, as of February 28, 2001, is comprised of the following:

                Traffix Note                         $322,500
                American Warrant Note                 228,800
                                                   -------------
                                                     $551,300
                                                   =============

(3)         Bridge Financing - $200,000 Convertible Debentures

On May 24, 2001, the Company  entered into an Agreement for the sale of $200,000 of 8% convertible  debentures which  automatically  convert into common stock in five  years at the  lower  of $0.12  per  share  or 80% of the  market  price as defined. The $200,000 Note has been personally guaranteed by the Company's major stockholder/president  with 750,000 of his shares of the  Company's  stock being held in escrow. The Company also agreed to file a registration statement for the shares is to be filed as soon as  practicable  but no later than sixty  calendar days from June 15, 2001. At June 13, 2001, the Company has received  $150,000 of the proceeds of this note.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

NOTE G - COMMITMENTS

[1]         Employment agreements:

            On June 1, 1998,  the Company  entered  into a five year  employment agreement  with its President  which  provides for a minimum  annual salary of  $260,000  with an annual  increase  of not less than four percent. Compensation under this agreement was $279,000 and $268,000 for the  years  ended  February  28,  2001 and  February  29,  2000, respectively.  As of February  28,2001,  the Company has included in accrued expenses $591,000 of unpaid salary.

            On June 1, 1998,  the Company  entered  into a five year  employment agreement  with its President  which  provides for a minimum  annual salary  of  $260,000  with  annual  increases  of not less than four percent. Compensation under this agreement was $279,000 and $268,000 for the  years  ended  February  28,  2001 and  February  29,  2000, respectively.

            In connection with the acquisition of PlayGolfNow, Inc., the Company entered into an employment  agreement with the seller for a two year period commencing on May 26, 1999 at an annual salary of $104,000.

[2]         Lease:

            In June 2001, the Company entered into a three year lease for office space in  Florida.  The lease can be renewed for an  additional  two year  term.  Rent is $2,971 a month  with an  annual  cost of living increase and is subject to further  adjustments for any increases in real estate  taxes or  insurance.  The minimum  annual base  rentals under this lease are as follows:

                      Year ending February 28,
               ---------------------------------
                                2002                         $ 42,754
                                2003                           35,652
                                2003                           35,652
                   Year ending
                   February 29, 2004                           11,584
                                2005
                                                       -----------------
                                                            $ 125,942
                                                       =================

            The Company's other  locations are leased space on a  month-to-month basis. Rent expense was $70,125 for the year ended February 28, 2001 and $50,540for the year ended February 29, 2000.

NOTE H - STOCKHOLDERS' EQUITY

During the year ended February 28, 1999, the Company sold, under Regulation D of the Federal  Securities Act, 200,000 units at $.10 a unit. Each unit consists of one share of the  Company's  common  stock and two common stock  warrants.  Each warrant is for the purchase of seven shares of common stock at $.35 a share.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

The  Company  has  issued  shares of common  stock  for the  following  services rendered  during the year ended February 29, 2000 (the shares have been recorded at the quoted market value of the Company's stock) on the dates issued:

                                                     Year Ended February 29,
                                                              2000
                                               ---------------------------------
                                                   Number of          Quoted
                                                    Shares         Market Value
                                               ---------------    --------------
Employment contract settlement (Note J)               370,000          $433,438
Board of Directors fees                               200,000          $182,189
Consulting services                                   712,500        $1,361,067
Financing costs                                         8,000           $14,688
Legal fees                                             65,000          $158,751
                                               ---------------    --------------
                                                    1,355,500        $2,150,133
                                               ===============    ==============

No shares were issued for  services  during the year ended  February  28,  2001.
During the year ended  February 28, 2001,  the Company  issued 150,000 shares of common stock in payment of $150,000 liability.

On June 25, 1999, the  stockholders  of the Company  approved an increase in the number of authorized shares from 20,000,000 shares to 50,000,000 shares.

NOTE I - SEGMENTS

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

The manufacturing segment is involved in the design, manufacture,  marketing and distribution of therapeutic  magnetic and specialty products.  In November 1999, the Company ceased  manufacturing  operations and,  utilizing its  manufacturing assets,  is  outsourcing  this phase of the  segment.  This segment is currently inactive.

The following  table  reflects  information  for the segments as of February 28,
2001 and  February  29, 2000 and for the years then ended,  consistent  with the
Company's  management system.  Certain significant assets and expenditures which related  to the  overall  management  and  operations  of the  Company  are  not allocated to any segment.  These expenses include consulting fees,  professional fees, and general  corporate  salaries of approximately  $165,000,  $457,000 and
$279,000,

respectively  for the year  ended  February  28,  2001  and for the  year  ended
February 29, 2000, they include consulting fees, professional fees and officer's salary of $1,337,000, $394,000,$433,000 and $268,000, respectively.

NOTE I - SEGMENTS  (CONTINUED)
                                                                                          Unallocated
                                                                                          Management/
                                         Total          Golf Related     Manufacturing    Operations
Total assets:

  February 29, 2000                  $ 2,030,962       $   254,260       $    57,270       $ 1,719,432

Decrease in total assets             $(1,829,589)      $   (64,855)      $   (49,270)      $(1,715,464)

Sales:

  February 29, 2000                  $ 1,909,297       $   934,482       $   974,815

Net loss:

  February 29, 2000                  $(5,234,542)      $(1,354,350)      $  (679,166)      $(3,201,023)

NOTE J - CLAIM SETTLEMENT

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

