Form 10KSB/A
period 2001-02-28
LCS GOLF INC
filed 2001-06-14
CIK 934306

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

         On August 7, 2000 following certain disagreements  concerning Traffix's use of our database,  we entered into a  forbearance  agreement and amendment of our security agreement with Traffix.  Traffix  acknowledged receipt of a $50,000 payment against the principal  balance of $500,000 due on the convertible  note, funded  personally by Dr. Mitchell.  The related note was amended to provide for payment  upon  written  demand.  If there is a  default  under  the terms of the forbearance  agreement or the note,  the interest rate will equal the prime rate as  defined  in the note plus 4% not to exceed  fourteen  (14%)  percent.  Until payment of all  amounts due under the note are made,  amendment  number 1 to the security  agreement  requires us to pay fifty percent  (50%) of the  collections received  for  accounts  receivable  outstanding  as of  August  10,  2000,  and twenty-five percent (25%) of collections for all new accounts receivable, within five days.  Payment is to be credited  against amounts due under the note, first to interest,  then to  principal.  Traffix  also  receives 50% of all other cash receipts including additional loans, cash equivalents and marketable  securities generated by us from any source  whatsoever until payment in full of the amounts due under the note. The security  agreement  filed February 22, 2000 was amended to include all accounts of LCS Golf and all securities or guarantees  held by us in respect of the accounts and all account proceeds. In addition,  Dr. Mitchell,
President  and CEO of LCS Golf,  executed and delivered a guarantee on August 7,
2000 of up to $250,000 on the note (of which $150,000 has been paid against this guaranty).

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

         On August 8, 2000 American Warrant Partners,  LLC ("American  Warrant")
invested  $300,000  in our  Company.  We issued an 8%  convertible  subordinated promissory  note to American  Warrant with a maturity  date for the principal of
August 8,  2002.  The note is  convertible  into our  common  stock at $0.25 per share, subject to adjustment,  which resulted in a beneficial  conversion charge of  approximately  $201,000  which was expensed  immediately  since the note was concertible  at anytime.  Interest is payable on a  quarterly  basis  commencing
September  30, 2000.  We also issued to American  Warrant a warrant  expiring on
August 8, 2005 to  purchase  up to 600,000  shares of our common  stock,  at the exercise  price of $0.40 per share,  to be  exercised  in whole or in part.  The value of this warrant at grant date,  utilizing the Black-Scholes option pricing model, was approximately  $99,000. The assumptions used in determining the value was an expected  volatility of 227%, an average interest rate of 6.06% per annum and an expected  holding period of five years. The value of this warrant will be amortized over five years or shorter if exercised. In order to elect to exercise the  warrant  at the share  price  computed  using the  formula  in the  warrant agreement,  American  Warrant must  deliver the warrant and a written  notice of election  to  exercise  the  warrant  to us.  In  addition,  we  entered  into a registration  rights  agreement in which we promised to register the shares with the  Commission  as soon as reasonably  practicable,  but in no event later than
September  15,  2000 and are  subject  to  penalties  because  the  Registration
Statement  was not declared  effective by November 15, 2000.  The  penalties are that for each 30-day  period that the  Registration  Statement  is not  declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise  price of $0.40  will each be reduced  by 2% until the  exercise  price reaches  $0.05.  In addition,  the interest  rate on the  convertible  note will increase  2% for each  30-day  period,  not to  exceed  15%.  To  date,  no such
Registration  Statement  has been filed.  Certain  officers and directors of the
Company agreed to a lock-up provision restricting their right to sell, transfer, pledge or  hypothecate  or otherwise  encumber their shares until the earlier of
the  one  year  anniversary  of  the  agreement,   the  effective  date  of  the
Registration  Statement,  or  until  we  raise  $1,000,000  in  equity  or  debt financing.  We also agreed that without prior written consent, until the earlier of 85% of the  principal  balance and  interest is paid or  converted  to common stock, or 180 days from the date of the warrant agreement,  we will not offer to sell or sell any of our  common  stock at a price per share  (or  conversion  or exercise  price per share) less than the average  closing price per share of our common  stock as quoted by the OTC  Electronic  Bulletin  Board on the five days immediately  prior to the close of the transaction.  We also agreed to recommend and use our best  efforts to elect a designee  and  representative  of  American
Warrant as a member of the Board of  Directors  until the later of one year from the date of the agreement or until such time we receive $1,000,000 in equity or debt  financing.  On May 16,  2001 the Company  and  American  Warrant
Partners  entered  into an  Amendment  Waiver and  Consent  with  respect to the promissory  note,  warrant and  registration  statement,  whereby the conversion price and exercise price of the promissory note and warrant, respectively,  have been  amended to the lower of $.12 per share or 80% of the closing bid price per share of the Common Stock as quoted on the NASDAQ OTC Bulletin Board on the date immediately  preceding  the date of exercise or  conversion  and the Company has further agreed to file a registration  statement covering such underlying common stock no later  than 60 days  from June 15,  2001,  in  consideration  for which
American  Warrant  Partners  has  agreed to waive any  penalty  provisions  with respect to the filing of the registration  statement and consent to the issuance of common stock below the then  applicable  conversion or exercise  price of the promissory  note  and  warrant  and the  issuance  of  $200,000  in  convertible debentures.

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

WE RECENTLY  REDIRECTED OUR STRATEGIC FOCUS SO OUR RECENT OPERATING  RESULTS ARE
NOT COMPARABLE TO OUR RESULTS FOR PRIOR PERIODS.

         We were founded in 1997 to design and distribute golf clubs and related products.  In early  1999,  we began to provide  permission  email and  Internet
Services.  For the twelve  months  ended  February 28,  2001,  permission  email marketing  services  represented  100% of our  revenue,  compared  to 49% in the twelve months ended February 29, 2000. Accordingly,  our operating results since the end of fiscal 2000 are not comparable to our results for prior  periods.  We cannot be certain that our business  strategy will be successful or that we will adequately address these risks.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

         Our  revenues  for the  twelve  months  ended  February  28,  2001 were
$698,536 on a  consolidated  basis as compared to 1,909,000 for the prior twelve months ended  February  29,  2000.  Our  operating  expenses  (cost of sales and selling,  general and  administrative  expenses) were  $2,272,662 as compared to
$4,630,780 for the prior  twelve-months ended February 29, 2000. In an effort to reduce  the  strain  on our  cash  flow we  have  outsourced  our  manufacturing operations  at B III.  This change has allowed us to reduce our fixed  operating costs.  We incurred  substantial  non-cash  expenses such as issuance of capital stock for services  rendered,  amortization of goodwill and write-offs  totaling
$1,269,261 which did not cause cash outflows to operate our business as compared to $3,650,000 for the prior twelve months ended February 29, 2000.

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

Goodwill Expense

         Due to changes in our business  focus during the fourth  quarter  ended
February  29,  2000,  we decided to  write-off  all of its  goodwill  Joe Namath
Contract at February 28, 2001 valued at approximately $1,269,000. We have closed manufacturing  operations  of B III. We have changed our focus from  principally golf related  operations  to an internet data  collection  service and marketing company.

Interest Expense

         Interest  expense  consists of interest on debt  obligations.  Interest expense was $497,000 for the twelve months ending  February 28, 2001 compared to
$56,000 for the year ending February 29, 2000.

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

         The  Company  continues  to  have  a  working  capital  deficiency  and continues to generate operating losses.

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

                                              Director                                               June 13, 2001
-------------------------------------
Charles A. Gargano

/s/ Kenneth Greenblatt                        Director                                               June 13, 2001
-------------------------------------
Kenneth Greenblatt

                         LCS GOLF, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

LCS GOLF, INC. AND SUBSIDIARIES

Contents

                                                                                                                                                          Page

Consolidated Financial Statements

Independent auditors' report.................................................F-1

Balance sheet as of February 28, 2001........................................F-2

Statements of operations for the years ended
  February 28, 2001 and February 29, 2000....................................F-3

Statements of changes in capital deficit for the years ended
  February 28, 2001 and February 29, 2000....................................F-4

Statements of cash flows for the years ended February 28, 2001 and February 29, 2000......................................................F-5

Notes to financial statements................................................F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LCS Golf, Inc.

We have audited the  accompanying  consolidated  balance sheet of LCS Golf, Inc.
and subsidiaries as of February 28, 2001 and the related consolidated statements of  operations,  changes in capital  deficit  and cash flows for the years ended
February  28, 2001 and February 29, 2000.  These  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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
                                                                                -----------
                                                                                  $ 201,373
                                                                                ===========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                         $ 1,510,049
  Debt in default                                                                   322,500
  Notes payable                                                                      25,000
  Loans from major stockholder/president                                            629,529
  Other current liabilities                                                           4,000
                                                                                -----------
    Total current liabilities                                                     2,491,078
Convertible debt                                                                    228,800
                                                                                -----------
    Total liabilities                                                             2,719,878
Commitments
CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized;                        20,282
  20,282,225 shares issued and outstanding
Additional paid-in capital                                                       12,423,420
Accumulated deficit                                                            (14,962,207)
                                                                                -----------
    Total capital deficit                                                       (2,518,505)
                                                                                -----------
                                                                                   $201,373
                                                                                ===========

See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                              Year Ended
                                                                    -------------------------------
                                                                     February 28,     February 29,
                                                                         2001             2000
                                                                    --------------   --------------
Revenues                                                                 $698,536       $1,909,297
Cost of Revenues                                                          217,907        1,197,820
                                                                    --------------   --------------
                                                                          480,629          711,477
                                                                    --------------   --------------
Operating expenses
  Selling, general and administrative expenses                          2,200,662        4,630,780
    (includes $2,150,133
    of expenses paid with common stock in 2000)
  Write-off of intangible assets                                        1,269,261        1,270,607
                                                                    --------------   --------------
  Total operating expenses                                              3,469,923        5,901,387
Loss from operations before other income (expense)                     (2,989,294)      (5,189,910)
Other income (expense):
  Other income                                                                 86           11,204
  Interest expense                                                       (496,556)         (55,336)
                                                                    --------------   --------------
Net loss                                                              $(3,485,764)     $(5,234,542)
                                                                    ==============   ==============
Net loss per share - basic and diluted                                      $(.17)           $(.27)
                                                                    ==============   ==============
Weighted average number of shares outstanding                          20,270,687       19,043,494
                                                                    ==============   ==============

       See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Capital Deficit

                                                          Common Shares             Additional
                                                   ----------------------------       Paid-In      Accumulated     Unamortized
                                                      Shares          Amount          Capital        Deficit      Debt Expense
                                                   ------------    ------------    ------------   ------------    ------------
Balance - February 28, 1999                          17,519,225    $     17,519    $  8,137,066   $ (6,241,000)
Liabilities paid with Common Stock                    1,107,500           1,108       1,404,688
Shares issued in connection with acquisitions           150,000             150         144,038
Options issued in connection with loan agreement                                        139,000                    $  (139,000)
Shares issued for services                            1,355,500           1,355       2,148,778
Net loss for the year ended February 29, 2000                                                       (5,234,542)
                                                   ------------    ------------    ------------   ------------    ------------
Balance - February 29, 2000                          20,132,225          20,132      11,973,570    (11,476,443)       (139,000)
Liabilities paid with common stock                      150,000             150         149,850
Amortization of debt expense                                                                                           139,000
Options issued in connection with loan agreement                                        300,000
Net loss for the year ended February 28, 2001                                                       (3,485,764)
                                                   ------------    ------------    ------------   ------------    ------------
Balance - February 28, 2001                          20,282,225    $     20,282    $ 12,423,420   $(14,962,207)   $          0
                                                   ============    ============    ============   ============    ============

       See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                        Year Ended
                                                           ------------------------------------
                                                           February 28, 2001  February 29, 2000
                                                           -----------------  -----------------
Cash flows from operating activities:
  Net loss                                                    $(3,485,764)     $(5,234,542)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                 523,332          326,431
    Write-off of fixed assets                                      29,000
    Issuance of common stock for services                                        2,150,133
    Write-off of intangible assets                              1,269,261        1,270,607
    Provisions for doubtful accounts                               40,550

    Changes in:
      Accounts receivable                                          23,500         (137,015)
      Due from factor                                              11,144           83,440
      Inventory                                                                     73,377
      Prepaid and other current assets                            154,987          404,490
      Deferred financing cost                                      67,000
      Security deposits                                                             (7,800)
      Accounts payable and accrued expenses                       870,753          209,534
      Other current liabilities                                   (64,444)          24,516
                                                              -----------      -----------
            Net cash used in operating activities                (694,681)        (836,829)
                                                              -----------      -----------
Cash flows from investing activities:
  Purchase of fixed assets                                         (8,137)         (51,412)
  Collection of (loans to) major stockholder/president                              26,515
                                                              -----------      -----------
            Net cash used in investing activities                  (8,137)         (24,897)
                                                              -----------      -----------
Cash flows from financing activities:
  Proceeds from convertible debt                                  300,000          550,000
  Repayment of debt in default                                   (177,500)         (25,000)
  Proceeds from major stockholder/president loans                 365,474          615,823
  Repayment of major stockholder/president loans                   (5,908)        (345,860)
                                                              -----------      -----------
            Net cash provided by financing activities             482,066          794,963
                                                              -----------      -----------
Net (decrease) increase in cash                                  (220,752)         (66,763)
Cash - beginning                                                   22,266          289,029
                                                              -----------      -----------
Cash - ending                                                 $     1,514      $   222,266
                                                              ===========      ===========

Supplementary disclosures of cash paid during the year for:
  Interest                                                    $     7,037      $    41,707
Noncash activity:
  Liabilities paid with common stock                          $   150,000      $ 1,405,796
  Additional common stock issued for purchase of business                      $   144,188

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

            This, in turn, raises  substantial doubt about the Company's ability to continue as a going concern.  The Company is attempting to obtain
            additional   funding  in  the  form  of  debt  or  equity  including
            arrangements which could  significantly  change the structure of the
            Company.  However,  no assurances  can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

[6]         Intangible assets:

            In  connection  with the  Company's  acquisitions,  the value of the common  stock  issued and the cash paid  substantially  exceeded the fair  value  of the  tangible  assets  acquired,  which  excess  was attributable to goodwill, customer lists and website costs. However, since  it was not  practicable  to  allocate  the  excess  to  these components  on an  individual  basis,  the excess was  reflected  as
            "Intangible  Assets" which were being  amortized on a  straight-line basis over ten years.

            In fiscal year 2000,  the Company  wrote off the carrying  amount of these intangible assets.

[7]         Concentrations:

            Financial  instruments  which  potentially  subject  the  Company to concentration of credit risk consist of accounts receivable and cash deposits.  Cash  balances  are  held  principally  at one  financial institution  and may exceed Federal  Deposit  Insurance  Corporation insured amounts.

            For  the  year  ended  February  28,  2001,  sales  to one  customer accounted for  approximately  26% of total sales. In addition,  four customers  accounted  for  approximately  18%,  15%,  15% and 10% of accounts  receivable  at  February  28,  2001.  For the  year  ended
            February  29,  2000,   sales  to  three   customers   accounted  for
            approximately  21%, 15% and 10% of total sales,  and three customers accounted for approximately 34%, 32% and 16% of accounts  receivable at February 29, 2000.

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

            Advertising  costs were  approximately  $160,000  for the year ended
            February 28, 2001 and $142,000 for the year ended  February 29, 2000 which includes approximately $133,000 for the infomercial.

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

[11]        Revenue recognition:

(a)         Advertising revenue:

            Advertising  revenue is derived from third-party  advertising on the
            Company's  websites.  This is  comprised of banner  advertising  and newsletter  marketing.  Advertising  revenue  is  recognized  in the period  that the  advertisement  is  displayed.  Revenue  related to barter  transactions is not recognized  unless the fair value of the advertising is  determinable  based upon the entities own historical practice of receiving cash.

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

NOTE B - INCOME TAXES

At February 28, 2001,  the Company has available for federal income tax purposes net operating loss carryforwards of approximately  $10,792,000  expiring through
2021 which  generated  a deferred  tax asset of  approximately  $4,166,000.  The difference  between the cumulative net losses for financial  reporting  purposes and the net operating  loss  carryforwards  for tax purposes is primarily due to the write-off of intangible  assets and accrued expenses which are not currently deductible  for tax  purposes  which  generated  a tax  asset  of  approximately
$749,000.  The Company has provided a valuation  reserve  against these deferred tax assets of  approximately  $4,905,000  since the  likelihood  of  realization cannot be determined.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

The  difference  between the  statutory tax rate of 34 percent and the Company's effective  tax  rate  of 0  percent  is  due to the  increase  in the  valuation allowance of $1,226,000 and $1,510,000 for the years ended February 28, 2001 and
February 29, 2000, respectively.

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

NOTE D - EQUIPMENT

Equipment consists of the following:

                                                                      February 28,      Useful Lives
                                                                          2001             (Years)
                                                                      ------------      ------------

                       Office equipment and computers                   $18,432               5
                       Machinery and equipment                           41,969               5
                                                                     -----------

                                                                         60,401
                       Less accumulated depreciation                     31,326
                                                                     -----------
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
being amortized over the life of the agreement,  was paid for by the issuance of
1,200,000  shares  of  the  Company's  common  stock  with  a  market  value  of
$1,174,500,  the issuance of 600,000  shares of common stock with a market value of  approximately  $387,000 to two  individuals  who assisted in  obtaining  the agreement  and  $25,000 in cash.  During  the

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

year ended February 28, 2001, the Company evaluated this asset for impairment on the basis of whether it is fully  recoverable from projected  undiscounted  cash flows  expected to be realized  from this  agreement.  The Company wrote off the remaining  value of this asset of  approximately  $1,269,000.  The  amortization expense  for the  years  ended  February  28,  2001 and  February  29,  2000 was approximately  $119,000 and $156,000,  respectively.  In addition, Mr. Namath is entitled to a royalty fee of 5% of the gross sales,  as defined,  generated from products  promoted in accordance  with the  agreement.  No sales subject to such royalties were made for the years ended February 28, 2001 and February 29, 2000.

NOTE F - DEBT IN DEFAULT

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

The  Company  entered  into a ten year  licensing  agreement  for the use of its database with Traffix.  Traffix will pay $5,000 per month. These payments can be used to offset the  remaining  balance  owed to  Traffix.  During the year ended
February 28, 2001, no such payments were recorded as revenues as an offset.

The Company  also entered into a two year  marketing  agreement  with Traffix to develop programs to market products and services and send promotional e-mails to the  visitors  and  customers of the  Company's  websites.  Traffix will pay the
Company $.25 for each  individual who "opts in" to be registered with Traffix at its site.  Revenues  generated from these programs (less direct  "out-of-pocket"
costs, including royalties,  cost of producing the marketing materials and other
expense   directly  related  to  the  programs)  will  be  divided  equally  and distributed  quarterly less any required  reserves.  There have been no revenues recognized from these programs.

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
The  estimated  value of these options has been  expensed  through  February 28,
2001. These options are subject to certain anti-dilution  provisions and provide registration  rights for the underlying  shares. The agreement can be terminated in the  event of a default  under the  agreement  by either  party  which is not corrected within 30 days after notice is given.

On August 8, 2000, following certain  disagreements  concerning Traffix's use of our database,  the Company entered into a Forbearance  Agreement and amended the security agreement with Traffix.  The Company made a $50,000 payment against the
$500,000  convertible note (see Note I) which was funded personally by its major stockholder/president.  The Note was  amended to provide  for payment on demand.
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

Note G - CONVERTIBLE DEBT

On August 8, 2000,  American  Warrant  loaned the Company  $300,000  under an 8%
convertible subordinated promissory note with a maturity date of August 8, 2002.
The note is convertible, at the option of American Warrant, into common stock at
$.25 per share (market price of $.4375 per share),  subject to adjustment  which resulted in a discount of the note of approximately  $201,000. This discount was immediately  recognized  as  interest  expense  due to the  ability of  American
Warrant  to  convert  the  note  at any  time.  Interest  is  payable  quarterly commencing  on September  30, 2000.  The Company also issued a five year warrant expiring  on  August  8,  2005 to  purchase  600,000  shares  of  common  stock, exercisable at $.40 per share,  subject to adjustment,  to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option  pricing model,  was  approximately  $260,000.  The  assumptions  used in determining  the value was an expected  volatility of 227%, an average  interest rate of 6.06% per annum  and an  expected  holding  period  of five  years.  The allocated  value of the warrant is $99,000,  which is the portion  attributed to the warrant due to it being issued in conjunction with the $300,000  convertible promissory  note.  This amount is to be amortized  over the life of the two year note,  or shorter if exercised  earlier.  Based upon the values  ascribed to the convertibility  feature of the note and the  warrant,  the Company has  recorded additional  interest  expense of  approximately  $228,000  during the year ended
February 28, 2001.  In order to elect to exercise the warrant at the share price computed  using the  formula in the warrant  agreement,  American  Warrant  must deliver the warrant and a written  notice of election to exercise the warrant to the  Company.  The Company also entered  into a  registration  rights  agreement whereby  a  Registration  Statement  for the  shares  is to be  filed as soon as reasonably  practicable  but not later than  September 15, 2000. The Company did not file the  Registration  Statement  by  September  15,  2000  and  since  the
Registration  Statement  was not declared  effective  by November 15, 2000,  the terms of

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

the agreement are that for each 30-day period that the Registration Statement is not declared  effective,  the conversion  price of $0.25 of the convertible note and the  warrant  exercise  price of $0.40 will each be reduced by 2% per 30-day period,  until the exercise price reaches $0.05.  Pursuant to this, at year-end, the  reduced  conversion  price and the  exercise  prices were $0.23 and $0.368, respectively.  In  addition,  the  interest  rate on the  convertible  note will increase 2% for each 30-day  period,  not to exceed 15%.  Pursuant to this,  the
Company has recorded interest expense of $11,000 for the year ended February 28,
2001. As of February  28,2001,  the interest rate is 15%.  Certain  officers and directors  agreed  to a  lock-up  agreement  restricting  their  right  to sell, transfer,  pledge or  hypothecate  or otherwise  encumber their shares until the earlier of 1) the one year anniversary of the agreement,  2.) the effective date of the  Registration  Statement.  or 3) until the Company  raises  $1,000,000 in equity or debt  financing.  The  Company  agreed to  recommend  and use its best efforts to elect a representative  of American Warrant to the Board of Directors
until  one year  from the date of the  agreement  or until  the  Company  raises
$1,000,000 in equity or debt  financing.  The Company also agreed that,  without prior written consent of American  warrant,  it would not offer for sale or sell common stock at a price less than the average  closing price per share as quoted by the OTC Electronic Bulletin Board for the five days prior to the transaction.
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

NOTE H - COMMITMENTS

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

                      Year ending February 28,
               ---------------------------------
                                2002                         $ 42,754
                                2003                           35,652
                                2003                           35,652
                                2004                           11,584
                                2005                             --
                                                       -----------------
                                                            $ 125,942
                                                       =================

            The Company's other  locations are leased space on a  month-to-month basis. Rent expense was $70,125 for the year ended February 28, 2001 and $50,540 for the year ended February 29, 2000.

NOTE I - CAPITAL DEFICIT

During the year ended February 28, 1999, the Company sold, under Regulation D of the Federal  Securities Act, 200,000 units at $.10 a unit. Each unit consists of one share of the  Company's  common  stock and two common stock  warrants.  Each warrant is for the purchase of seven shares of common stock at $.35 a share.  At
February 28, 2001, 50 warrants remain outstanding.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated  Financial  Statements
February 28, 2001 and February 29, 2000

NOTE I - STOCKHOLDERS' EQUITY  (CONTINUED)

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

NOTE J - SEGMENTS

LCS Golf, Inc., through its subsidiaries,  provides products and services to the golf playing public. The Company's two reportable business segments for the year ended February 29, 2000 were managed separately based on fundamental differences in their  operations.  They  consisted  of the golf  related  and  manufacturing segments.  The golf related segment commenced operations  subsequent to February
28, 1999.

The golf  related  segment  provides  diverse  services  through  its  websites, including  direct  marketing  services  and e-mail  direct  marketing  services,
e-commerce news and information,  internet access and discounts on golf products and services.

The manufacturing segment is involved in the design, manufacture,  marketing and distribution of therapeutic  magnetic and specialty products.  In November 1999, the Company ceased  manufacturing  operations and,  utilizing its  manufacturing assets.  This segment is currently  inactive and the Company  operates  only one business segment

The following  table  reflects  segment information  as of February 28,
2001 and  February  29, 2000 and for the years then ended,  consistent  with the
Company's  management system.  Expenses including

consulting  fees,   professional   fees  and  officer's  salary  of  $1,337,000,
$394,000,$433,000  and $268,000,  respectively  for the year ended  February 29,
2000 were not allocated to any segment.

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

NOTE K - CLAIM SETTLEMENT

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

NOTE L - SUBSEQUENT EVENT

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

