Form 10KSB/A
period 2001-02-28
LCS GOLF INC
filed 2001-06-28
CIK 934306

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

                         Commission file number 0-30420

                                  LCS GOLF, INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                             11-3200338
   ----------------------------------       ------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

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

                                                        Yes /X/     No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

            State the  issuer's  revenues for its most recent  fiscal year:  The issuer's revenues for the fiscal year ended February 28, 2001 were $770,536.

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

Name                                Age           Position

Dr. Michael Mitchell                48           President, CEO and Chairman of
                                                 the Board of Directors of the
                                                 Company
Mr. Charles A. Gargano              65           Director
Mr. Alex Bruni                      43           Chief Operating Officer
Mr. Kenneth Greenblatt              53           Director

            Dr. Michael Mitchell has been the President, Chief Executive Officer and Chairman of the Board of Directors since 1994. He obtained a degree in biology from Jacksonville University in 1976. In 1980, he obtained his M.D.
degree from the University of Dominica. From 1985 through the end of 1999, he was a physician at Greenwich Village Pediatrics. He is board certified in pediatrics and has memberships in the Academy of Pediatrics and the New York
County Medical Society. He has now left the practice of pediatrics to devote his full attention to LCS Golf.

            Mr. Charles A. Gargano has been a Director of the Company since
1999. He earned his B.S. and M.B.A. degrees from Fairleigh Dickinson University and an M.S. in civil engineering from Manhattan College. He served under
Presidents Reagan and Bush as the Ambassador to the Republic of Trinidad and
Tobago. From 1995 to the present, Mr. Gargano has served as the Commissioner for the New York State Department of Economic Development, while simultaneously serving his appointment as Chairman of Empire State Development, Inc. Mr.
Gargano is a licensed Professional Engineer and a Civil Engineer.

            Mr. Alex Bruni has served as our Chief Operating Officer since 1999.
He obtained a BBA in Accounting and a MS in Taxation from Hofstra University.
From 1988 through 1998, Mr. Bruni worked at American Express as the Director of
International Taxes, managing a staff of five tax accountants while also managing and planning American Express international operations. From March 1998 through February 1999, Mr. Bruni was the President of PlayGolfNow, Inc which was acquired by the Company in 1999. From 1999 to the present, Mr. Bruni has been
Chief Operating Officer of the Company.

            Mr. Kenneth Greenblatt has been a Director since 2000. Mr.
Greenblatt has a BBA degree in Finance from the University of Miami. He currently serves as a member of the President's Council of the University of
Miami and as a member of the Board of Directors of the Helen Hayes Theatre, in
addition to his position with the company. In 1987, Mr. Greenblatt founded
Waverly Converting, Inc., a textile company, and served as its President until the company was sold to Missbrenner, Inc. in 1997. Prior to founding Waverly
Converting, Inc., Mr. Greenblatt served as Chairman for Guilford Mills
Incorporated.

Family Relationships.

            There are no family relationships among our directors or executive officers.

ITEM 10.    EXECUTIVE COMPENSATION

                           Summary Compensation Table

                                                                                      Long Term Compensation
                                             Annual Compensation           Awards                            Payouts
        (a)              (b)         (c)     (d)           (e)               (f)               (g)              (h)          (i)
                                                                       Restricted Stock     Securities                    All other
Name and Principal                 Salary   Bonus     Other Annual         Award(s)         Underlying     LTIP Payouts Compensation
     Position        Fiscal Year     ($)     ($)    Compensation ($)         ($)         Options/SARs (#)       ($)           ($)
     --------        -----------     ---     ---    ----------------         ---         ----------------       ---           ---

Michael                1999           0       0             0             $1,925,000             0               0             0
Mitchell,              2000           0       0             0                 0                  0               0             0
President              2001           0       0             0                 0                  0               0             0

            Dr. Michael Mitchell did not receive compensation pursuant to the terms of his employment agreement during the fiscal year-ended February 29, 2000 and February 28, 2001 because the Company operated at a loss. Such compensation has been accrued in our financial statements.

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

            In accordance with the agreement in which we purchased all of the outstanding shares of Play Golf, we agreed to employ Alex Bruni for a period of two-years from May 26, 1999 as Chief Operating Officer at an annual salary of
$104,000 payable in bi-weekly installments. A substantial amount of Mr. Bruni's compensation has been deferred.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information with respect to the beneficial ownership of our common stock by (a) each person known to us to be the beneficial owner of more than five percent of our common stock, and (b)
directors and executive officers both individually and as a group, as of June
20, 2001. Unless otherwise indicated, we believe that the beneficial owner had sole voting and investment power over such shares.

Name and Address                                                     Number of Beneficially Owned    Ownership of Beneficial Owner
of Beneficial Owner                 Title                            Shares                          Percentage of Class
-------------------
Dr. Michael Mitchell                President, CEO and Chairman      4,118,309(1)                          20%
24 East 12th Street
New York, NY 10003

Mr. Charles Gargano                 Director                           250,000                             1.21%
633 3rd Ave., 37th Fl.
New York, NY 10017

Mr. Kenneth Greenblatt              Director                           100,000                             *
809 N Dixie Hwy, Suite 200
West Palm Beach, FL 33401

Mr. Alex Bruni                      Chief Operating Officer            550,000(3)                          2.67%
809 N Dixie Hwy, Suite 200
West Palm Beach, FL 33401

All Executive Officers and                                           5,873,309                             28.53%
Directors as a group (4 people)

----------------------
*           Less than 1%

(1)         This amount includes 200,000 shares earned by Lynn Mitchell, Dr.
            Mitchell's wife, for services to us.

(2)         This amount includes 200,000 shares that may be obtained through
            January 2001 by Mr. Bruni upon exercise of his outstanding options.

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

Dated:  June 28, 2001                         LCS Golf, Inc.

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

Signature                           Title                                            Date

/s/ Dr. Michael Mitchell            President, Chief Executive Officer and           June 28, 2001
-------------------------           Chairman (Principal Executive Officer)
Dr. Michael Mitchell

/s/ Alex Bruni                      Chief Operating Officer, Principal Financial     June 28, 2001
-------------------------           and Accounting Officer
Alex Bruni

                                    Director                                         June 28, 2001
-------------------------
Charles A. Gargano

/s/ Kenneth Greenblatt              Director                                         June 28, 2001
-------------------------
Kenneth Greenblatt