Form 10QSB/A
period 2001-05-31
LCS GOLF INC
filed 2001-07-23
CIK 934306

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended May 31, 2001 or

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from _______________ to ____________________

Commission File No. 0-30420

                                 LCS Golf, Inc.
                                 --------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                          11-3200338
------------------------------                          -------------------
(State or other jurisdiction                              (IRS Employer of
incorporation or organization)                           Identification No.)

                    7109 Fairway Drive, Suite 100,
                    Palm Beach, Florida 33417
                    ----------------------------------------
                    (Address of principal executive offices)

                              (561)-766-0031
                           -------------------------
                           Issuer's telephone number

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the Registrant's common stock is 26,382,225 (as of July 19, 2001).

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1. FINANCIAL INFORMATION

                         LCS GOLF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 MAY 31, 2001 (UNAUDITED) AND FEBRUARY 28, 2001

                                     ASSETS

                                                        MAY 31,     FEBRUARY 28,
                                                         2001           2001
                                                     ------------   ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
Cash                                                $     32,562   $      1,514
Accounts receivable (net of allowance
   for doubtful accounts of $105,300)                     48,577         72,965
Prepaid and other current assets                          17,893         16,453
                                                    ------------   ------------

TOTAL CURRENT ASSETS                                      99,032         90,932

Fixed assets, net                                         41,230         44,164

Deferred financing costs, net                             39,833         48,277

Security deposits and other assets                        16,993         18,000
                                                    ------------   ------------

                                                    $    197,088   $    201,373
                                                    ============   ============

                         LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $  1,701,530   $  1,510,049
Debt in default                                          302,000        322,500
Note payable                                              25,000         25,000
Loans from major stockholder/president                   667,944        629,529
Other current liabilities                                  2,000          4,000
                                                    ------------   ------------

TOTAL CURRENT LIABILITIES                              2,698,994      2,491,078

Convertible Debt                                         366,125        228,800

Liabilities subsequently paid with common stock        1,287,250
                                                    ------------   ------------

TOTAL LIABILITIES                                      4,352,369      2,719,878
                                                    ------------   ------------

COMMITMENTS

CAPITAL DEFICIT:
Common stock - $.001 par value, 50,000,000 shares
  authorized, 20,582,225 and 20,282,225 shares
  issued and outstanding                                  20,582         20,282
Additional paid-in capital                            12,747,619     12,423,420
Accumulated deficit                                  (16,923,482)   (14,962,207)
                                                    ------------   ------------

TOTAL CAPITAL DEFICIT                                 (4,155,281)    (2,518,505)
                                                    ------------   ------------

                                                    $    197,088   $    201,373
                                                    ============   ============

The notes to the condensed consolidated financial statements are made a part hereof.

                                        1

                        LCS GOLF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED MAY 31,
                                                   ----------------------------
                                                      2001            2000
                                                   ------------    ------------
                                                  (UNAUDITED)      (UNAUDITED)

NET SALES                                         $     89,679     $    402,227

COST OF SALES                                           40,498           68,921
                                                  ------------     ------------

GROSS PROFIT                                            49,181          333,306

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $1,285,250 AND $0 OF EXPENSES
  SUBSEQUENTLY PAID WITH COMMON STOCK)               1,676,979          748,994
                                                  ------------     ------------

LOSS FROM OPERATIONS                                (1,627,798)        (415,688)

OTHER INCOME (EXPENSE):
Other income                                                                706
Interest expense                                      (333,477)         (83,120)
                                                  ------------     ------------

NET LOSS                                          $ (1,961,275)    $   (498,102)
                                                  ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED            $       (.10)    $       (.02)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       20,507,225       20,244,725
                                                  ============     ============

The notes to the condensed consolidated financial statements are made a part hereof.

                                        2

                        LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED MAY 31,
                                                     --------------------------
                                                          2001         2000
                                                      -----------  -----------
                                                      (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(1,961,275)    $(498,102)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                         23,703       113,545
    Common stock issued and to be issued
    for services                                       1,370,750            --
    Financing Charge - non cash                          239,000            --
  Changes in:
    Accounts receivable                                   24,388       (69,238)
    Due from factor                                                     11,144
    Prepaid and other current assets                      (1,441)       53,562
    Security deposits and other assets                     1,007        (3,500)
    Accounts payable and accrued expenses                191,501       142,179
    Other current liabilities                                            5,464
                                                       ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                   (112,367)     (244,946)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                 -0-          (3,398)
                                                       ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES                                   (3,398)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note issued                              125,000
  Repayment of note                                      (20,000)
  Proceeds from major stockholder/president loans        100,715        38,994
  Repayment of major stockholder/president loans         (62,350)       (5,908)
                                                       ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                143,415        33,086
                                                       ---------     ---------

NET INCREASE/DECREASE IN CASH                             31,048     (215,258)

CASH - MARCH 1                                             1,514      222,266
                                                       ---------    ---------

CASH - MAY 31                                          $  32,562    $   7,008
                                                       =========    =========

SUPPLEMENTARY DISCLOSURES OF CASH PAID DURING
THE THREE MONTHS FOR:

Interest                                               $            $   4,645

The notes to the condensed consolidated financial statements are made a part hereof.

                                        3

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

Through May 31, 2001, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock for a significant portion of its expenses or has obtained cash advances from its major stockholder/president, it is not known whether the Company will be able to continue this practice, or be able to obtain continuing cash advances or if its revenue will increase significantly to be able to meet its cash operating expenses.  At May 31, 2001, the Company had working capital and capital deficiencies and was in default on certain indebtedness [See Note B].

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management believes that with its current operations and the new agreements that it entered into, that the Company will begin to generate higher revenues and will be able to raise additional funds through an offering of its common stock or alternative sources of financing.
However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Certain accounts have been reclassified for comparative purposes.

                                        4

                         LCS GOLF, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- (cont'd)

Interim Financial Data

These condensed consolidated financial statements have been prepared by the
Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the
opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally
Accepted Accounting Principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2000
Annual Report on Form 10-KSB. Operating results for the quarter ended May 31,
2001, are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the
Company. There were no significant changes in the Company's commitments and contingencies as previously described in the fiscal year 2001 Annual Report on
Form 10-KSB.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - DEBT IN DEFAULT

On February 16, 2000, the Company borrowed from Traffix, Inc. (formerly Quintel
Communications, Inc.) ("Traffix"), an internet marketing and development company, $500,000 in the form of a convertible promissory note ("Note"). As of
August 8, 2000, this debt is in default (see Note C). The Note was due on demand at any time after August 16, 2000 and is convertible into 500,000 shares of common stock of the Company at any time prior to repayment. Any shares issued by the Company will have registration and piggyback registration rights and are subject to anti-dilution adjustments in certain cases. If any additional shares are issued under the anti-dilution provisions, the Company will have a one-time repurchase right at a $1.00 per share during the twelve month period following the date of conversion of the Note. The Note is without interest until the earlier of August 17, 2000 or an event of default under the Note. Interest to be charged will be at prime plus 4%, not to exceed 14%. The Note may be prepaid at anytime after giving 15 days prior written notice. The Note is secured by the
Company's database and all related records, contract rights and intangibles which have been delivered to the lender and must be updated upon request, until the obligation has been paid.

The Company entered into a ten year licensing agreement for the use of its database with Traffix. Any payments, if made, can be used to offset the remaining balance owed to Traffix.

The Company also entered into a two year marketing agreement with Traffix to develop programs to market products and services and send promotional e-mails to the visitors and customers of the Company's websites. Traffix will pay the
Company $.25 for each individual who "opts in" to be registered with Traffix at its site. Revenues generated from these programs (less direct "out-of-pocket"
costs, including royalties, cost of producing the marketing materials and other expenses directly related to the programs) will be divided equally and Traffix's shares will be distributed quarterly less any required reserves.

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

On August 8, 2000, following certain disagreements concerning Traffix's use of the Company's database, the Company entered into a forebearance agreement and amended the security agreement with Traffix. The Company made a $50,000 payment against the $500,000 convertible note (see Note B) which was funded personally by its major stockholder/president. The Note was amended to provide for payment on demand. The amended security agreement requires the Company to remit to
Traffix, 50% of collections on the outstanding accounts receivable as of August
10, 2000 and 25% of all subsequent accounts receivable collected, within five days. Payments are to be credited, first to interest and then to principal.
Traffix is also to receive 50% of all other cash receipts, including additional loans, until the Note is paid. The amended security agreement also includes all accounts of the Company and all security, or guarantees held with respect to the accounts and all account proceeds. In addition, the Company's major stockholder/president personally guaranteed up to $250,000 of the Note, of which
$150,000, (including the two payments of $50,000 each discussed below) has been paid against this guaranty.

Due to the above amendments, Traffix agreed not to demand payment on the Note or commence any action against the Company, as long as it receives payments for interest and principal of at least $10,000 per month or collections of the
Company's accounts receivable or money from the guarantor, the Company's major stockholder/president, and the Company generates gross revenues of at least
$75,000 per month.

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

On May 16, 2001, the Company entered into an agreement with Traffix, Inc. which amended the aforementioned Forebearance Agreement dated August 8, 2000. The
Company agreed to pay $10,000 on signing. Upon the closing of the Company's
Bridge financing (see below), Traffix will be paid an additional $10,000.
Commencing on June 1, 2001, the Company agreed to a payment schedule of a minimum of $10,000 per month until the date the registration statement required to be filed in connection with a proposed equity line becomes effective.
Beginning on the first day of the month after the registration statement is effective, Traffix is required to be paid a minimum of $25,000 per month.

NOTE C- CONVERTIBLE DEBT

[1]  On August 8, 2000, American Warrant loaned the Company $300,000 under an 8%
     convertible subordinated promissory note with a maturity date of August 8,
     2002. The note is convertible, at the option of American Warrant, into common stock at $.25 per share, subject to adjustment which resulted in a discount of the note of approximately $201,000. This discount is immediately recognized as interest expense due to the ability of American
     Warrant to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five year warrant expiring on August 8, 2005 to purchase up to 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option pricing model, was approximately
     $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000, which is the portion attributed to the warrant due to it being issued in conjunction with the $300,000 convertible promissory note. This amount is to be amortized over the life of the two year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company will record additional interest expense of approximately $204,000 during the quarter ended August
     31, 2000. In order to elect to exercise the warrant at the share price computed using the formula in the warrant agreement, American Warrant must deliver the warrant and a written notice of election to exercise the warrant to the Company. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The
     Company did not file the Registration Statement by September 15, 2000 and is subject to penalties since the Registration Statement was not declared effective by November 15, 2000. The penalties are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% until the exercise price reaches
     $0.05. In addition, the interest rate on the convertible note will increase
     2% for each 30-day period, not to exceed 15%. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises
     $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of American Warrant to the
     Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing. The Company also agreed that, without prior written consent of American Warrant, it would not offer for sale or sell common stock at a price less than the average closing price per share as quoted by the OTC Electronic Bulletin Board for the five days prior to the transaction. When 85% of the interest and principal of the note is paid or converted to common stock or 180 days from date of the Warrant Agreement passes, no consent will be required.

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

     Pursuant to this amendment to Conversion and Exercise prices, the Company has recorded a charge of approximately $239,000 for the quarter ended May
     31, 2001, which represents the beneficial conversion feature resulting from the difference between the fair market value of the shares at the effective date of the amendment and the effective conversion rate of the note.

[2]  On May 24, 2001, the Company entered into an Agreement for the sale of
     $200,000 of 8% convertible debentures which automatically convert into common stock in five years at the lower of $0.12 per share or 80% of the market price as defined. The $200,000 Note has been personally guaranteed by the Company's major stockholder/president with 750,000 of his shares of the Company's stock being held in escrow. The Company also agreed to file a registration statement for the shares but no later than sixty calendar days from June 15, 2001. At June 13, 2001, the Company has received $150,000 of the proceeds of this note.

NOTE D - SUBSEQUENT EVENT

In June 2001, the Company issued approximately 6,400,000 shares of its common stock to employees and consultants for services rendered during the three months ended May 31, 2001. Of these shares issued, 1,800,000 shares were issued to the major stockholder/President of the Company.

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

         After identifying the opportunity for permission email direct marketing, newsletter marketing and Internet & direct marketing, we began to refocus our strategy towards permission email and Internet marketing in the latter part of our fiscal year ended February 29, 2001. To implement our permission based email strategy, we acquired Golf Promo, created TargetMails and started ifusionco in 1999. As a result of our new focus, we have built a network and developed reseller relationships which collectively provide us with reach to over 3 million self-selected individuals, who have given express permission to receive promotional messages via email on specific categories of interest. Our current strategy is to focus our resources on our permission email business by continuing to build our network of subscribers and our customer base.

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

         Manufacturing operations for Mr. B III - The Company has decided to terminate all of its manufacturing operations and has discontinued all of Mr. B
III operations as well as written-off all its goodwill on the contract with Mr.
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

RESULTS OF OPERATIONS

THREE  MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000

Revenues

         Our revenues consist of fees from providing Internet marketing services, including the delivery of permission mail direct marketing messages to members in our network, newsletter-marketing, ecommerce, banner advertising,
Internet marketing services and direct marketing campaigns. We have also entered into agreements with several companies to engage and represent their company's database and broker their client lists. These agreements should allow us to realize additional revenues, increase brand awareness and capture additional market shares in the permission based and affinity marketing email communications services.

         Our revenues for the three months ended May 31, 2001 were $89,679 on a consolidated basis as compared to 402,227 for the prior three months ended May
31, 2000.

Cost of Revenue

         Cost of revenues were $40,498 as compared to $ 68,921 for the three months ended May 31, 2000.

Selling, General and Administrative

         Selling, general and administrative expenses consist primarily of personnel and related costs of our direct sales force, marketing staff and marketing programs and the cost of personnel for general corporate functions, including finance, accounting, human resources, facilities, legal, shares issued for consulting fees and settlement of claims.

Selling, general and administrative expenses were $ 1,676,979 for the three months ended May 31, 2001 compared to $748,994 for the three month ending May
31, 2000.

         The increase in selling, general and administrative expenses was primarily due to increases in consulting ,marketing expenditures targeted at building our permission email and Internet marketing strategy, attorneys and accounting fees. We expect sales and marketing expenses will increase over the next year as we hire additional sales and marketing personnel and initiate additional marketing programs.

Intangible Assets

         Goodwill expenses were $ 0 for the three months ending May 31, 2001 compared to $1,271,00 for the three month ending May 31, 2000.

         Due to changes in our business focus from principally golf related operations to an internet data collection service and marketing company during the fourth quarter ended February 29, 2000, we have closed manufacturing operations of Mr. B III.

         During the fourth quarter of the fiscal year ended February 28, 2001, the Company evaluated the licensing agreement with Joe Namath for impairment on the basis of whether it is fully recoverable from projected undiscounted cash flows expected to be realized from this agreement. As a result, the Company wrote off the remaining value of this asset of approximately $1,269,000.

Interest Expense

         Interest expense consists of interest on debt obligations and an additional charge of $ 239,000 for the change in the beneficial feature of the
American Warrant debt. Interest expense was $ 333,477 for the three months ending May 31, 2001 compared to $ 83,120 for the three month ending May 31,
2000. Interest expense was $ 333,477 for the three months ending May 31, 2001 compared to $ 83,120 for the three month ending May 31, 2000.

Income Taxes

         No provision for federal or state income taxes was recorded as we incurred net operating losses since inception through May 31, 2001. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

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

         We are also in default under the registration rights agreement with
American Warrant. The Registration Statement required that the shares issuable upon the conversion of $300,000 convertible promissory note and the 600,000 share stock purchase warrant issued to American Warrant Partners be declared effective by November 15, 2000. As a result of such default, we have entered into an amendment waiver and consent agreement with American Warrant Partners whereby the Company has agreed, among other things to reduce the conversion price of their note and the exercise price of their warrant to the lower of $.12 per share or 80% of the closing bid price and quoted on the NASDAQ OTC Bulletin
Board on the date immediately preceding the date of conversion or exercise, as applicable.

         We are in the process of addressing the liquidity issues. As of June
13, 2001, we sold $150,000 of convertible debentures and have received subscriptions for an additional $50,000 which convert into common stock at the lower of $.12 per share or 80% of the closing bid price of the common stock as quoted on the NASDAQ OTC Bulletin Board on the day immediately preceding such conversion. A copy of the Subscription Agreement and form of the Note are attached hereto as Exhibits. The $200,000 of convertible debentures have been personally guaranteed by Dr. Mitchell pursuant to a Guarantee Agreement and a
Stock Pledge Agreement whereby Dr. Mitchell has personally pledged 750,000 shares of Common Stock of the Company, both of which are attached hereto as exhibits.

                                       10

         We will need additional funding to meet our current operating needs, hire additional sales staff and invest in infrastructure and marketing. We anticipate revenues to increase proportionally to the utilization of funds, and additional revenues should allow us to achieve a positive cash flow position for the next three months. We will attempt to maintain our fixed cost at a steady rate and control our variable cost in proportion to our revenue base. We believe that with new capital, a cost control strategy and an increase in revenues, we should be in a position to continue as a going concern. We expect to execute this plan on an ongoing basis.

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

                                       11

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2001                     LCS GOLF, INC.

                                        By: /s/ Dr. Michael Mitchell
                                        ----------------------------------------
                                        Dr. Michael Mitchell
                                        President, Chief Executive
                                        Officer and Chairman

                                       12