Form 10QSB
period 2001-08-31
LCS GOLF INC
filed 2001-11-23
CIK 934306

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended August 31, 2001 or

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from _______________ to ____________________

Commission File No. 0-30420

                                 LCS Golf, Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             11-3200338
- ---------------------------------                            -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the Registrant's common stock is 27,407,225 (as of November 20, 2001).

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1.   FINANCIAL INFORMATION

                        LCS GOLF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                AUGUST 31, 2001 (UNAUDITED) AND FEBRUARY 28, 2001

                                     ASSETS

                                                     AUGUST 31,     FEBRUARY 28,
                                                        2001           2001
                                                    ------------   ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
Cash                                                $     28,363   $      1,514
Accounts receivable (net of allowance
  for doubtful accounts of $116,406 and $105,300          27,333         72,965
Prepaid and other current assets                           6,975         16,453
                                                    ------------   ------------

TOTAL CURRENT ASSETS                                      62,671         90,932

Fixed assets, net                                         49,236         44,164

Deferred financing costs, net                             31,490         48,277

Security deposits and other assets                         9,293         18,000
                                                    ------------   ------------

                                                     $   152,690   $    201,373
                                                    ============   ============

                         LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $  2,025,411   $  1,510,049
Debt in default                                          282,500        322,500
Note payable                                              25,000         25,000
Loans from major stockholder/president                   663,180        629,529
Other current liabilities                                 51,925          4,000
                                                    ------------   ------------

TOTAL CURRENT LIABILITIES                              3,048,016      2,491,078

Convertible Debt                                         386,500        228,000
                                                    ------------   ------------

TOTAL LIABILITIES                                      3,434,516      2,719,878
                                                    ------------   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 shares
  authorized, 27,157,225 and 20,282,225 shares
  issued and outstanding                                  26,857         20,282
Additional paid-in capital                            14,054,544     12,423,420
Accumulated deficit                                  (17,363,327)   (14,962,207)
                                                    ------------   ------------

TOTAL CAPITAL DEFICIT                                 (3,281,826)    (2,518,505)
                                                    ------------   ------------

                                                    $    152,690   $    201,373
                                                    ============   ============

The notes to the condensed consolidated financial statements are made a part hereof.

                        LCS GOLF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED AUGUST 31,    SIX MONTHS ENDED AUGUST 31,
                                                 -----------------------------   ----------------------------
                                                     2001             2000           2001            2000
                                                 ------------     ------------   ------------    ------------
                                                 (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)

NET REVENUES                                     $    109,851     $    158,605   $    199,530    $    560,832

COST OF REVENUES                                       25,808           44,307         66,306         113,228
                                                 ------------     ------------   ------------    ------------

                                                       84,043          114,298        133,224         447,604

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $28,399, $0, $1,398,399 AND $0
  OF EXPENSES PAID WITH COMMON STOCK)                 466,465          608,348      2,143,444       1,357,342
                                                 ------------     ------------   ------------    ------------

LOSS FROM OPERATIONS                                 (382,422)        (494,050)    (2,010,220)       (909,738)

OTHER INCOME (EXPENSE):
Other (expense)                                            --             (706)            --              --
Interest expense                                      (57,323)        (296,181)      (390,800)       (379,301)
                                                 ------------     ------------   ------------    ------------

NET LOSS                                         $   (439,745)    $   (790,937)  $ (2,401,020)   $ (1,289,039)
                                                 ============     ============   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED           $       (.02)    $       (.04)  $       (.10)   $       (.06)
                                                 ============     ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      26,265,263       20,282,225     23,163,611      20,267,796
                                                 ============     ============   ============    ============

The notes to the condensed consolidated financial statements are made a part hereof.

                        LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED AUGUST 31,
                                                    -----------------------------
                                                       2001              2000
                                                    -----------       -----------
                                                     (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            (2,401,020)       $(1,289,039)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                       33,288            431,079
    Provision for doubtful accounts                         --              5,250
    Issuance of common stock for services - net      1,398,399                 --
    Financing Charge - Non Cash                        239,000                 --
  Changes in:
    Accounts receivable                                 45,632            (15,000)
    Due from factor                                         --             11,144
    Prepaid and other current assets                     9,478             71,568
    Security deposits and other assets                  25,494            (33,500)
    Accounts payable and accrued expenses              515,362            278,416
    Other current liabilities                           47,925              8,425
                                                    -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                  (86,442)          (531,657)
                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                             (13,610)            (6,742)
  Loans to major stockholder/president                      --             26,515
                                                    -----------       -----------

NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                             (13,610)            (6,742)
                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note issued                            133,250            300,000
  Repayment of note                                    (40,000)           (50,000)
  Proceeds from major stockholder/president loans      125,989             97,151
  Repayment of major stockholder/president loans       (92,338)            (5,908)
                                                    -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              126,901            341,243
                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH                         26,849           (197,156)

CASH - BEGINNING OF PERIOD                               1,514            222,266
                                                    -----------       -----------

CASH - END OF PERIOD                                    28,367        $    25,110
                                                    ===========       ===========

SUPPLEMENTARY DISCLOSURES OF CASH PAID DURING
THE PERIOD:
Interest                                                    --        $    11,187

NONCASH ACTIVITY:
Liabilities paid with common stock                   $1,287,250      $   150,000

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not been able to draw down on its equity funding line of credit with Saudi
Capital as the Registration Statement on Form SB-2 has not been declared effective.

Through August 31, 2001, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock for a significant portion of its expenses or has obtained cash advances from its major stockholder/president, it is not known whether the Company will be able to continue this practice, or be able to obtain continuing cash advances or if its revenue will increase significantly to be able to meet its cash operating expenses.

The circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

To meet its operating expense need subsequent to August 31, 2001, the Company has obtained advances from its major stockholder/President.  As of the date of this filing, the Company has not drawn on its equity funding commitment from
Saudi Capital.

Certain accounts have been reclassified for comparative purposes.

                         LCS GOLF, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - (cont'd)

Interim Financial Data

These condensed consolidated financial statements have been prepared by the
Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the
opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally
Accepted Accounting Principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2001
Annual Report on Form 10-KSB. Operating results for the three and six months ended August 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for the full year or any other period.

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

Advertising Costs

The Company expenses its advertising costs when incurred. Advertising costs were
$100 and $74,165 for the three months ended August 31, 2001 and 2000, respectively, and $789 and $147,970 for the six months ended August 31, 2001 and 2001, respectively.

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

NOTE B - DEBT IN DEFAULT

On February 16, 2000, the Company borrowed from Traffix, Inc. (formerly Quintel
Communications, Inc.) ("Traffix"), an internet marketing and development company, $500,000 in the form of a convertible promissory note ("Note"). As of
August 8, 2000, this debt is in default (see Note C). The Note was due on demand at any time after August 16, 2000 and is convertible into 500,000 shares of common stock of the Company at any time prior to repayment. Any shares issued by the Company will have registration and piggyback registration rights and are subject to anti-dilution adjustments in certain cases. If any additional shares are issued under the anti-dilution provisions, the Company will have a one-time repurchase right at a $1.00 per share during the twelve month period following the date of conversion of the Note. The Note is without interest until the earlier of August 17, 2000 or an event of default under the Note. Interest to be charged will be at prime plus 4%, not to exceed 14%. The Note may be prepaid at anytime after giving 15 days prior written notice. The Note is secured by the
Company's database and all related records, contract rights and intangibles which have been delivered to the lender and must be updated upon request, until the obligation has been paid.  As of August 31, 2001, the Company was current with all amounts owed to Traffix.  The Company has not paid any amounts due under the Traffix Note as of August 31, 2001 and it is in default of that agreement, as amended.

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

NOTE D - ISSUANCE OF COMMON STOCK

In June 2001, the Company issued approximately 6,400,000 shares of common stock in payment of $1,287,250 due employees and consultants. Of these shares,
1,800,000 shares were issued to the major stockholder/president of the Company.

NOTE E - EQUITY FUNDING COMMITMENT

On June 29, 2001, the Company entered into an agreement with Saudi
Capital Partners (the "Investor") pursuant to which the Investor granted to the
Company a $15,000,000 equity funding commitment which continues for a period of eighteen months. The agreement provides that from time to time,the Company, in its sole discretion may deliver a Put Notice (the "Notice")to the Investor stating the dollar amount of shares (the "Amount") which the Company intends to sell to the Investor during the Purchase period which is the period beginning on the Notice date and ending on and including the tenth trading day after the
Notice date. The number ofcommon shares sold to the Investor in any given put may not exceed thelesser of (a) the number of put shares which when multiplied by the put shareprice equals $2,000,000 or (b) 15% of the aggregate daily reported trading volume during the ten business days preceding the day we invoke the put right.The purchase price will be 85% of the average of the lowest three closing bid prices of the Company's common stock during the Purchaseperiod. The
Amount will be in increments of not less than $25,000 and not more than
$2,000,000.The agreement can be terminated by mutual written consent of the
Investor and the Company. The agreement will be terminated by the investor when either A) an aggregate of $15,000,000 has been purchased, B) eighteen months after the effective date of the agreement, C) if the Company issues or sells any equity securities, D) the Company does not file an Initial Registration
Statement by August 15, 2001 which the Investor has agreed to extend the date to
August 21, 2001, E) the Company is delisted or the occurrance of a Material
Adverse event, as defined. As an inducement to enter into this agreement, the
Company agreed to reimburse the Investor for due diligence relating to the negotiation and execution of the agreement in the amount of $25,000.

NOTE F - CONSULTING AGREEMENT

On June 12, 2001, the Company entered into a consulting agreement with Private
Equity Group, LLC (the "Group") for a period of twelve months commencing on May
24, 2001. Pursuant to the agreement, as compensation the Company will pay
$26,000 to the Group in shares of its common stock asshall equal the lesser of
$0.12 per share or 80% of the market price, as defined.

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

                                       10

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

Total revenues for the three months ended August 31, 2001 were $109,851 compared to $158,605 for the three months ended August 31, 2000, a 31% decrease. This decrease was primarily caused by the Company scaling back its sales and marketing operations.

Due to our current financial position, we have not been able to hire additional sales staff to increase our sales or advertise our products and services. We are trying to raise additional capital with which we plan to hire a qualified sales force and begin an aggressive advertising campaign.

Cost of revenues for the three months ended August 31, 2001 were $25,808 compared to $44,307 for the three months ended August 31, 2000, a 42% decrease.
The gross profit percentage for the three months ended August 31, 2001 was 76%
compared to 72% for the three months ended August 31, 2000. Gross profit percentages will fluctuate on a quarterly basis based on the negotiation of short-term contracts

Selling, general and administrative expenses consist primarily of personnel and related costs for the Company's sales force, marketing staff, and general corporate functions. Selling, general and administrative expenses were $466,465 for the quarter ended August 31, 2001 compared to $608,348 for the quarter ended
August 31, 2000 a 23% decrease. This decrease was caused by the Company cutting operating expenses during the current quarter. Selling, general and administrative expenses for the three months ended August 31, 2001 included
$38,750 of expenses that were paid in common stock of the Company. Selling, general and administrative expenses for the three months ended August 31, 2000 did not include any expenses paid in common stock.

Interest expense consists of interest on debt obligations, charges for beneficial conversion features on convertible debt and the amortization of discount relating to the value of warrants issued in conjunction with convertible debt. Interest expense for the three months ended August 31, 2001 was $57,323 compared to $296,181 for the three months ended August 31, 2000.
This decrease was caused by the company recording additional interest expense for a beneficial conversion feature on its convertible debt.

No provision for federal or state income taxes was recorded during the three months ended August 31, 2001 and 2000, respectively. The company has incurred net operating losses since its inception. This tax benefit has been reduced to zero through a 100% valuation allowance.

                                       11

RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

Total revenues for the six months ended August 31, 2001 were $199,530 compared to $560,832 for the three months ended August 31, 2000, a 64% decrease. This decrease was primarily caused by the Company scaling back its sales and marketing operations.

Due to our current financial position, we have not been able to hire additional sales staff to increase our sales or advertise our products and services. We are trying to raise additional capital with which we plan to hire a qualified sales force and begin an aggressive advertising campaign.

Cost of revenues for the six months ended August 31, 2001 were $66,306 compared to $113,228 for the six months ended August 31, 2000, a 41% decrease. The gross profit percentage for the six months ended August 31, 2001 was 67% compared to
80% for the six months ended August 31, 2000. This decrease was primarily attributable to an increase in commission rates

Selling, general and administrative expenses consist primarily of personnel and related costs for the Company's sales force, marketing staff, and general corporate functions. Selling, general and administrative expenses were
$2,143,444 for the six months ended August 31, 2001 compared to $1,357,342 for the six months ended August 31, 2000 a 58% increase. Exclusive of $1,398,399 of expenses relating to the issuance of common stock selling, general and administrative expenses decreased $612,297 or 45% during the six months ended
August 31, 2001. This decrease was caused by the Company implementing various cost cutting measures during the current fiscal year.

Interest expense consists of interest on debt obligations, charges for beneficial conversion features on convertible debt and the amortization of discount relating to the value of warrants issued in conjunction with convertible debt. Interest expense for the six months ended August 31, 2001 was
$390,800 compared to $379,301 for the six months ended August 31, 2000. This decrease was caused by the amortization of the discount relating to the value of warrants issued in conjunction with convertible debt as well as an increase in funding from the Company's chief executive officer and major shareholder.

No provision for federal or state income taxes was recorded during the three months ended August 31, 2001 and 2000, respectively. The company has incurred net operating losses since its inception. This tax benefit has been reduced to zero through a 100% valuation allowance.

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

                                       12

The Company was in default under the registration rights agreement with American
Warrant Partners. The registration rights agreement required that the shares issuable upon conversion of the $300,000 convertible promissory and the 600,000 stock purchase warrants issued to American Warrant Partners be declared effective by November 15, 2000. As a result of the default, the Company entered into an amendment waiver and consent agreement with American Warrant Partners whereby the Company agreed to reduce the conversion price of their note and the exercise price of the stock purchase warrants.

The Company's SB-2 registration statement that contained the shares discussed above was declared effective on August 22, 2001.

                                       13

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