Form 10QSB
period 2001-11-30
LCS GOLF INC
filed 2002-02-12
CIK 934306

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended November 30, 2001 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the Registrant's common stock is 27,407,225 (as of February 8, 2002).

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1.   FINANCIAL INFORMATION

                        LCS GOLF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               NOVEMBER 30, 2001 (UNAUDITED) AND FEBRUARY 28, 2001

                                     ASSETS

                                                     NOVEMBER 30,   FEBRUARY 28,
                                                        2001           2001
                                                    ------------   ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
Cash                                                $              $      1,514
Accounts receivable (net of allowance
  for doubtful accounts of $151,381 and $105,300             496         72,965
Prepaid and other current assets                                         16,453
                                                    ------------   ------------

TOTAL CURRENT ASSETS                                         496         90,932

Fixed assets, net                                         45,088         44,164

Deferred financing costs, net                             40,037         48,277

Security deposits and other assets                         9,293         18,000
                                                    ------------   ------------

                                                     $    94,914   $    201,373
                                                    ============   ============

                         LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Cash Overdraft                                             7,492           --
Accounts payable and accrued expenses               $  2,232,235    $ 1,510,049
Debt in default                                          282,500        322,500
Debt not in compliance with terms                        424,370           --
Note payable                                              25,000         25,000
Loans from major stockholder/president                   790,907        629,529
Other current liabilities                                 51,925          4,000
                                                    ------------   ------------

TOTAL CURRENT LIABILITIES                              3,814,429      2,491,078

Convertible Debt                                                        228,000
                                                    ------------   ------------

TOTAL LIABILITIES                                      3,814,429      2,719,878
                                                    ------------   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 shares
  authorized, 27,407,225 and 20,282,225 shares
  issued and outstanding                                  27,407         20,282
Additional paid-in capital                            14,241,494     12,423,420
Accumulated deficit                                  (17,988,416)   (14,962,207)
                                                    ------------   ------------

TOTAL CAPITAL DEFICIT                                 (3,719,515)    (2,518,505)
                                                    ------------   ------------

                                                    $     94,914   $    201,373
                                                    ============   ============

The notes to the condensed consolidated financial statements are made a part hereof.

                        LCS GOLF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED NOVEMBER 30, NINE MONTHS ENDED NOVEMBER 30,
                                                 ------------------------------  ------------------------------
                                                     2001             2000           2001            2000
                                                 ------------     ------------   ------------    ------------
                                                 (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)

NET REVENUES                                     $     32,094     $    105,219   $    221,624    $    666,051

COST OF REVENUES                                        4,640           46,501         70,946         159,729
                                                 ------------     ------------   ------------    ------------

                                                       27,454           58,718        160,678         506,322

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $28,099, $0, $1,398,399 AND $0
  OF EXPENSES PAID WITH COMMON STOCK)                 411,679          489,402      2,555,123       1,846,744
                                                 ------------     ------------   ------------    ------------

LOSS FROM OPERATIONS                                 (384,225)        (430,684)    (2,394,445)     (1,340,422)

OTHER INCOME (EXPENSE):
Other income                                               --               82             --              82
Interest expense                                      (94,964)         (66,195)      (631,764)       (445,494)
                                                 ------------     ------------   ------------    ------------

NET LOSS                                         $   (479,189)    $   (496,797)  $ (3,026,209)   $ (1,785,834)
                                                 ============     ============   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED           $       (.02)    $       (.02)  $       (.12)    $      (.09)
                                                 ============     ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      27,341,291       20,282,225     24,502,572      20,267,225
                                                 ============     ============   ============    ============

The notes to the condensed consolidated financial statements are made a part hereof.

                        LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     NINE MONTHS ENDED NOVEMBER 30,
                                                    -------------------------------
                                                       2001              2000
                                                    -----------       -----------
                                                     (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(3,026,209)     $(1,785,834)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                         50,306          508,097
    Provision for doubtful accounts                       46,081           35,250
    Issuance of common stock for services - net        1,398,399               --
    Financing Charge - Non Cash                          414,000               --
  Changes in:
    Accounts receivable                                   26,388                2
    Due from factor                                         --             11,144
    Prepaid and other current assets                      16,453          112,333
    Security deposits and other assets                    12,696          (33,500)
    Accounts payable and accrued expenses                722,187          549,372
    Other current liabilities                             47,925           48,675
                                                    ------------      -----------

NET CASH USED IN OPERATING ACTIVITIES                   (291,774)        (554,461)
                                                    ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                               (13,610)          (8,140)
  Loans to major stockholder/president
                                                    ------------      -----------

NET CASH USED IN INVESTING
ACTIVITIES                                               (13,610)          (8,140)
                                                    ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Overdraft                                           7,492             --
  Proceeds from note issued                              175,000          300,000
  Repayment of note                                      (40,000)        (167,500)
  Proceeds from major stockholder/president loans        253,716          218,480
  Repayment of major stockholder/president loans         (92,338)          (5,908)
                                                    ------------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                303,870          345,072
                                                    ------------      -----------

NET DECREASE IN CASH                                      (1,514)        (217,529)

CASH - BEGINNING OF PERIOD                                 1,514          222,266
                                                    ------------       -----------

CASH - END OF PERIOD                                $       --        $     4,737
                                                    ============       ===========

SUPPLEMENTARY DISCLOSURES OF CASH PAID DURING
THE PERIOD:
Interest                                            $      --         $    13,172

NONCASH ACTIVITY:
Liabilities paid with common stock                   $     --         $   150,000

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

LCS Golf formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. These products consisted of specialty pillows of which LCS Golf planned to sell on its websites. LCS Golf has outsourced, utilizing its machinery and equipment, its manufacturing operations to produce LCS Golf's line of products. During the nine months ended November 30,
2001, the manufacturing segment is idle due to LCS Golf's decision not to allocate funds to this segment and to concentrate all of its resources into developing its database and Internet marketing business. Once LCS Golf is able to raise additional capital, it intends to resume its manufacturing operations.

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

Through November 30, 2001, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock for a significant portion of its expenses or has obtained cash advances from its major stockholder/president, it is not known whether the Company will be able to continue this practice, or be able to obtain continuing cash advances or if its revenue will increase significantly to be able to meet its cash operating expenses.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If the Company is not able to raise sufficient additional capital or debt financing, it plans to reduce its overhead by terminating business activities which are currently generating inadequate cash flows. The Company is also prepared to reduce staff to minimize cash outflows.
No assurances can be given to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

To meet its operating expense needs, subsequent to November 30, 2001, the Company has obtained advances from its major stockholder/President.  As of the date of this filing, the Company has not drawn on its equity funding commitment from
Saudi Capital.

Certain accounts have been reclassified for comparative purposes.

                         LCS GOLF, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - (cont'd)

Interim Financial Data

These condensed consolidated financial statements have been prepared by the
Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the
opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary for the information presented not to be misleading. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2001
Annual Report on Form 10-KSB. Operating results for the three and nine months ended November 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for the full year or any other period.

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

Advertising Costs

The Company expenses its advertising costs when incurred. Advertising costs were
$0 and $10,381 for the three months ended November 30, 2001 and 2000, respectively, and $1000 and $158,351 for the nine months ended November 30, 2001 and 2000, respectively.

Loss Per Share

Loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The effect of outstanding potential common shares, including stock options and warrants is not included in the per share calculations as it would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - DEBT IN DEFAULT

On February 16, 2000, the Company borrowed from Traffix, Inc. (formerly Quintel
Communications, Inc.) ("Traffix"), an internet marketing and development company, $500,000 in the form of a convertible promissory note ("Note"). As of
August 8, 2000, this debt is in default (see Note C). The Note was due on demand at any time after August 16, 2000 and is convertible into 500,000 shares of common stock of the Company at any time prior to repayment. Any shares issued by the Company will have registration and piggyback registration rights and are subject to anti-dilution adjustments in certain cases. If any additional shares are issued under the anti-dilution provisions, the Company will have a one-time repurchase right at a $1.00 per share during the twelve month period following the date of conversion of the Note. The Note is without interest until the earlier of August 17, 2000 or an event of default under the Note. Interest to be charged will be at prime plus 4%, not to exceed 14%. The Note may be prepaid at anytime after giving 15 days prior written notice. The Note is secured by the
Company's database and all related records, contract rights and intangibles which have been delivered to the lender and must be updated upon request, until the obligation has been paid.  As of November 30, 2001, the Company was current with all amounts owed to Traffix.  The Company has not paid any amounts due under the Traffix Note as of November 30, 2001 and it is in default of that agreement, as amended.

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

NOTE C- DEBT NOT IN COMPLIANCE WITH TERMS

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

[2]  On May 24, 2001, the Company entered into an Agreement for the sale of
     $200,000 of 8% convertible debentures which can be converted at any time by the holder or will automatically convert into common stock in five years, at the lower of $0.12 per share or 80% of the market price as defined. The
     $200,000 Note has been personally guaranteed by the Company's major stockholder/president with 750,000 of his shares of the Company's stock being held in escrow. The Company also agreed to file a registration statement for the shares but no later than sixty calendar days from June
     15, 2001. The Company did not file the registration statement within the sixty day period as amended. The lenders have waived the noncompliance with the agreement. At November 30, 2001, the Company has received $175,000 of the proceeds of this note. The Company has recorded a change of $29,999 and
     $175,000 for the nine months ended November 30, 2001, respectively. The represent the beneficial conversion feature resulting from the differences between the fair market value of the shares at the date of issuance and the effective conversion rate for the convertible debentures.

On January 31, 2002 the Company was notified that it was in default of its convertible debentures agreement with Private Capital Group, LLC ("PCG") and its
8% convertible subordinated promissory note to AWP.

The Company has not filed its quarterly report on Form 10-QSB for the period ending November 30, 2001 within the time required pursuant to Rule 13a-13 of the
Securities Exchange Act of 1934. PCG considers this to be an event of default as defined in the debenture agreement and has demanded that the Company cure this default within thirty business days in accordance with the debenture agreement.
If the default is not cured, the remaining prinicpal and accrued interest will be due and payable upon demand. The Company believes that it will cure this default with the filing of this Form 10-QSB for the period ending November 30,
2001 on February 11, 2002.

The Company has not paid the interest due on the promissory note, which AWP considers this to be an event of default under the note. If this default is not cured within twenty calendar days, the principal and accrued interest will be payable immediately.

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
The number ofcommon shares sold to the Investor in any given put may not exceed thelesser of (a) the number of put shares which when multiplied by the put shareprice equals $2,000,000 or (b) 15% of the aggregate daily reported trading volume during the ten business days preceding the day we invoke the put right.
The purchase price will be 85% of the average of the lowest three closing bid prices of the Company's common stock during the Purchaseperiod. The Amount will be in increments of not less than $25,000 and not more than $2,000,000. The agreement can be terminated by mutual written consent of the Investor and the
Company. The agreement will be terminated by the investor when either A) an aggregate of $15,000,000 has been purchased, B) eighteen months after the effective date of the agreement, C) if the Company issues or sells any equity securities, D) the Company does not file an Initial Registration Statement by
August 15, 2001 which the Investor has agreed to extend the date to August 21,
2001, (the registration statement was filed on August 27, 2001 and the Investor waived this requirement)) the Company is delisted or the occurrance of a
Material Adverse event, as defined. As an inducement to enter into this agreement, the Company agreed to reimburse the Investor for due diligence relating to the negotiation and execution of the agreement in the amount of
$25,000.

NOTE F - CONSULTING AGREEMENT

On June 12, 2001, the Company entered into a consulting agreement with Private
Equity Group, LLC (the "Group") for a period of twelve months commencing on May
24, 2001. Pursuant to the agreement, as compensation the Company will pay
$26,000 to the Group in shares of its common stock as shall equal the lesser of
$0.12 per share or 80% of the market price, as defined.

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
Joe Namath as Mr. B III corporate representative.

         In view of the nature of our business, our limited operating history, or continued lack of adequate funding and our recent focus on permission email and Internet marketing services, we believe that period-to-period comparisons of our revenue and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as an indication of future performance. We do not believe that our historical information is indicative of future results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

Total revenues for the three months ended November 30, 2001 were $32,094 compared to $105,219 for the three months ended November 30, 2000, a 69%
decrease. This decrease was primarily caused by the Company scaling back its sales and marketing operations.

Due to our current financial position, we have not been able to hire additional sales staff to increase our sales or advertise our products and services. We are trying to raise additional capital with which we plan to hire a qualified sales force and begin an aggressive advertising campaign.

Cost of revenues for the three months ended November 30, 2001 were $4,640 compared to $46,501 for the three months ended November 30, 2000, a 90% decrease.
The gross profit percentage for the three months ended November 30, 2001 was 86%
compared to 56% for the three months ended November 30, 2000. Gross profit percentages will fluctuate on a quarterly basis based on the negotiation of short-term contracts.

Selling, general and administrative expenses consist primarily of personnel and related costs for the Company's sales force, marketing staff, and general corporate functions. Selling, general and administrative expenses were $411,679 for the quarter ended November 30, 2001 compared to $489,402 for the quarter ended August 31, 2000 a 16% decrease. This decrease was caused by the Company cutting operating expenses during the current quarter.

Interest expense consists of interest on debt obligations, charges for beneficial conversion features on convertible debt and the amortization of discount relating to the value of warrants issued in conjunction with convertible debt. Interest expense for the three months ended November 30, 2001 was $94,964 compared to $66,195 for the three months ended November 30, 2000.
This increase was caused by the company recording additional interest expense for a beneficial conversion feature on its convertible debt.

No provision for federal or state income taxes was recorded during the three months ended November 30, 2001 and 2000, respectively. The company has incurred net operating losses since its inception. This tax benefit has been reduced to zero through a 100% valuation allowance.

                                       11

RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

Total revenues for the nine months ended November 30, 2001 were $221,624 compared to $666,051 for the three months ended November 30, 2000, a 67% decrease. This decrease was primarily caused by the Company scaling back its sales and marketing operations.

Due to our current financial position, we have not been able to hire additional sales staff to increase our sales or advertise our products and services. We are trying to raise additional capital with which we plan to hire a qualified sales force and begin an aggressive advertising campaign.

Cost of revenues for the nine months ended November 30, 2001 were $70,946 compared to $159,729 for the nine months ended November 30, 2000, a 56% decrease. The gross profit percentage for the nine months ended November 30, 2001 was 73% compared to
76% for the nine months ended November 30, 2000. Gross profit percentages will fluctuate based on the negotiation of short-term contracts.

Selling, general and administrative expenses consist primarily of personnel and related costs for the Company's sales force, marketing staff, and general corporate functions. Selling, general and administrative expenses were
$2,555,123 for the nine months ended November 30, 2001 compared to $1,846,744 for the nine months ended November 30, 2000 a 38% increase. Exclusive of
$1,398,399 of expenses relating to the issuance of common stock selling, general and administrative expenses decreased $690,020 or 37% during the nine months ended November 30, 2001. This decrease was caused by the Company implementing various cost cutting measures, including personnel reductions during the current fiscal year.

Interest expense consists of interest on debt obligations, charges for beneficial conversion features on convertible debt and the amortization of discount relating to the value of warrants issued in conjunction with convertible debt. Interest expense for the nine months ended November 30, 2001 was
$631,764 compared to $445,494 for the nine months ended November 30, 2000. This increase was caused by the recording of the $175,000 beneficial conversion feature on the 8% Convertible debenture sold during the nine months ended
November 30, 2001.

No provision for federal or state income taxes was recorded during the nine months ended November 30, 2001 and 2000, respectively. The company has incurred net operating losses since its inception. This tax benefit has been reduced to zero through a 100% valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         We are currently in default of the loan agreement with Traffix. We hope to repay Traffix over a period of time from current sales or loans. Our monthly cash flow will be greatly affected by the repayment of the loan. We have to pay
50% of our collections made on our accounts receivables to Traffix, creating a shortfall in our cash flow. We will have to seek additional short term loans from our CEO, Dr. Michael Mitchell or other sources to make up for the deficiencies in cash flow until full repayment is complete. We expect to pay this loan in full once we have received additional funding. Dr. Mitchell has personally guaranteed repayment of up to $250,000 of the Traffix loan and has already made payments of $150,000 to Traffix.

                                       12

The Company was in default under the registration rights agreement with American
Warrant Partners, LLC ("AWP"). The registration rights agreement required that the shares issuable upon conversion of the $300,000 convertible promissory and the 600,000 stock purchase warrants issued to AWP be declared effective by
November 15, 2000. As a result of the default, the Company entered into an amendment waiver and consent agreement with AWP whereby the Company agreed to reduce the conversion price of their note and the exercise price of the stock purchase warrants.

On January 31, 2002 the Company was notified that it was in default of its convertible debentures agreement with Private Capital Group, LLC ("PCG") and its
8% convertible subordinated promissory note to AWP

The Company has not filed its quarterly report on Form 10-QSB for the period ending November 30, 2001 within the time required pursuant to Rule 13a-13 of the
Securities Exchange Act of 1934. PCG considers this to be an event of default as defined in the debenture agreement and has demanded that the Company cure this default within thirty business days in accordance with the debenture agreement.
If the default is not cured, the remaining prinicpal and accrued interest will be due and payable upon demand. The Company believe that it will cure this default with the filing of this Form 10-QSB for the perioe ending November 30,
2001 on February 11, 2002.

The Company has not paid the interest due on the promissory note, which AWP considers to be an event of default under the note. If this default is not cured within twenty calendar days, the principal and accrued interest will be payable immediately.

The Company's SB-2 registration statement that contained the shares discussed above was filed on August 22, 2001 and as of the date of this filing, has not been declared effective.

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

Date: February 8, 2001                  LCS GOLF, INC.

                                        By: /s/ Dr. Michael Mitchell
                                        ----------------------------------------
                                        Dr. Michael Mitchell
                                        President, Chief Executive
                                        Officer and Chairman