Form 10KSB
period 2002-02-28
LCS GOLF INC
filed 2002-07-17
CIK 934306

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-KSB

                                   (Mark One)

            /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2002

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

                         Commission file number 0-30420

                                 LCS GOLF, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                               Delaware 11-3200338
     --------------------------------- ------------------------------------
      (State or other jurisdiction of (IRS Employer Identification Number)
                          incorporation or organization


                  3 Tennis Court Road, Mahopac, New York 10541
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (845) 621-3945
                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes X No
 ----- -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

State the issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended February 28, 2002 were $242,806.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on July 11, 2002 was approximately $3,610,187. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 8, 2002, there were outstanding 43,120,176 shares of the Registrant's Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes / / No /x/

 PART I


Item 1. DESCRIPTION OF BUSINESS
 -----------------------
Business Development.

         We were incorporated in the State of Delaware on October 8, 1997 as Linkun Enterprise, Inc. to design and distribute golf clubs and golf related products. On October 27, 1997, we changed our name to LCS Golf, Inc.

         On October 28, 1997, LCS Golf, Inc. a New York Corporation (hereinafter "LCS New York") was merged into our Company and we were the surviving company. Pursuant to the merger, we exchanged 980,904 shares of our common stock for all of the issued and outstanding shares of LCS New York on a one-share for one-share basis.

         We entered into this transaction to obtain the name LCS Golf, Inc. and because LCS New York had public shareholders. Prior to this transaction, neither we nor our officers and directors had any affiliation with LCS Golf, Inc. New York.

         On May 1, 1998, we acquired Golf Universe, Inc., ("Golf Universe ") from Rene Von Richtofen. Golf Universe, which became our wholly owned subsidiary, was incorporated in the state of Florida on October 23, 1996. We acquired all of the outstanding stock in Golf Universe in exchange for the following consideration:

         o 400,000 shares of our common stock,
         o A promissory note for $100,000, which we paid prior to February 28, 1999, and o Expenses of $16,750 associated with the transaction.

         We entered into this transaction to acquire Golf Universe's plans for development of a golf related website. Prior to this transaction, neither we nor our officers or directors had any affiliation with Golf Universe.

         On November 17, 1998, we entered into a stock purchase agreement with Milton Besen who owned all of the issued and outstanding common stock of Mr. B III, Inc. ("B III"). B III was incorporated in the state of Florida on September 3, 1996. In this transaction we exchanged 150,000 shares of our common stock and paid $250,000 to Mr. Besen for all of the issued and outstanding shares of B
III. In completing the transaction we also issued an additional 150,000 shares of our common stock to Mr. Besen for expenses related to the acquisition. B III became our wholly owned subsidiary. We entered into this transaction to acquire B III's manufacturing facilities, which we ceased operating in November 1999. We abandoned the facilities and equipment shortly thereafter and incurred a $1,321,000 write-off in connection therewith, of which $1,269,000 related to goodwill, for the fiscal year ended December 31, 2001. Prior to this transaction, neither we nor our officers and directors had any affiliation with B III. Mr. Besen assisted us in operating B III for approximately six months after the completion of the transaction.

         On January 26, 1999, we entered into a common stock purchase agreement with Alex Bruni, the owner of 100% of the issued and outstanding shares of PlayGolfNow. PlayGolfNow was incorporated on November 27, 1998 in the state of New York. We acquired the shares of PlayGolfNow in exchange for:

         o 350,000 shares of our common stock issued to Mr. Bruni, and
         o An option  issued to Mr.  Bruni to  purchase  an  additional  200,000 shares of our common stock at a purchase price of $0.50 per share that terminated on January 25, 2001 without exercise.

         PlayGolfNow then became our wholly owned subsidiary into which we subsequently merged Golf Universe. We entered into this transaction to acquire PlayGolfNow's golf membership discount program, consisting of a network, through an agreement with Golf Digest, of independent golf courses, driving ranges, and pro shops offering discounted rates to PlayGolfNow's members. The Company ceased offering this program in May 2000.

         Prior to this transaction, neither we nor our officers and directors had any affiliation with PlayGolfNow. Upon the consummation of our acquisition of PlayGolfNow, Mr. Bruni became our chief operating officer, a position he currently holds.

         On February 15, 1999, we entered into a common stock purchase agreement with Leigh Ann Colguhoun, the owner of 100% of the issued and outstanding shares of Golfpromo, Inc. ("Golfpromo"). Golfpromo was incorporated in the state of Florida on February 10, 1999. We acquired the shares of Golfpromo in exchange for 350,000 shares of our common stock. Golfpromo then became our wholly owned subsidiary. We entered into this transaction to acquire Golfpromo's mailing database list of golfers. Prior to this transaction, neither we nor our officers and directors had any affiliation with Golfpromo. Upon the completion of our acquisition of Golfpromo we retained Eric Reinsten, Ms. Colguhun's husband, to assist us in compiling our database of golfers. Mr. Reinsten left our employ in December 2000.

         On August 27, 1999, we incorporated I Fusion Corp. ("iFusion") as our wholly owned subsidiary, to provide Internet and traditional marketing services.

Business of the Issuer.

          Until approximately the end of 2001, when, except as noted below, we suspended all of our operations due to a lack of capital created, among other things, by a substantial negative cash flow, we sold products and offered information over the Internet through our four wholly owned subsidiaries:

         o PlayGolfNow
         o B III
         o Golf Promo
         o iFusion

We continued to rent out our data base until March 2002 for minimal income and we have generated no income since then.

         Internet Operations:

 PlayGolfNow.com

                  PlayGolfNow.com had been operational from March of 1999 through December 2001, when we suspended operations. It delivered information and details on golf courses and golf related businesses as well as other golf related data and information. The PlayGolfNow site offered an online pro shop, where golf-related products and services were sold through third party vendors. The website offered products and services from major golf equipment manufacturers, apparel designers, and other golf related manufacturers. We received commissions when site visitors purchased products, reserved tee times, and made travel plans online.

 ifusionco.com

         iFusionco.com was an Internet marketing company that provided the following services:

         o creative and concept development;
         o national marketing program implementation and management;
         o corporate and package development; and
         o sweepstaking, and couponing;

         iFusion generated revenues from monthly retainers, subcontract work, and per project work. It ceased operation on or about December 2001.

         Targetmails.com is a website that was operated by iFusion, which utilized our database of golfers. Additionally, we have databases of individuals associated with the travel, healthcare, and investment industries. These databases have not been kept current. We estimate that we will require approximately $20,000 to bring these data bases up to date.

         Golfpromo.net and Golfuniverse.com were used principally as links to our other web sites.

 B III, Inc.

         We formerly designed and manufactured consumer products through B III. As noted above, we have ceased our manufacturing operations and incurred a write-off relating to these operations for the fiscal year ended February 28, 2001.

Current Operations

         Over the last 18 months we have continuously reduced our operations and within the past three months have suspended all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. During our last fiscal year, we incurred a loss of $3,519,337 and negative cash flow from operations of $388,050. In order to resume and maintain operations for at least one year thereafter, we estimate that we will require financing approximating $100,000. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2002, we will most likely cease all operations and liquidate.

Employees

         We have two part-time employees, our two executive officers. We are currently accuring their salaries.

Government Approval and Compliance With Governmental Regulation.

         If we should resume our business we may be subject to various federal and state laws and regulations relating primarily to consumer protection and the collection of sales taxes. We are currently delinquent in the filing of our federal and state tax returns.

Agreements

         On February 16, 2000, we entered into a series of related agreements with Traffix, Inc. (formerly known as Quintel Communications x, Inc. and hereinafter referred to as "Traffix"), including a loan agreement to borrow $500,000 from Traffix in the form of a convertible promissory note. The promissory note was collateralized by our databases. The note bears interest at a variable rate not to exceed 14% and was due on demand any time after August 16, 2000. Traffix has the right to convert the note into our common stock and certain registration rights relating thereto. As of the date here of, it has not exercised these rights. The current conversion rate is significantly higher than the current market price of our stock.

         On the same date, we entered into a marketing and licensing agreement with Traffix. As consideration for providing marketing services for a period of two years, we issued options, valued at approximately $139,000 using the Black-Scholes Option Pricing Model, to purchase 200,000 shares of our common stock. The model enables us to estimate the fair value of stock options granted because it takes into account, as of the grant date of the option; i) the exercise price; ii) the expected life of the option; iii) the current price of the underlying common stock; iv) the stock's expected volatility; v) the expected dividends; and vi) the risk free interest rate for the expected term of the option. These options have expired without exercise.

         Under the licensing agreement, Traffix acquired a license to use our database for a payment of $5,000 per month. Traffix has indicated to us that it has no interest in using our database and, accordingly, we have received no licensing fees from Traffix and do not anticipate that we will receive any fees in the future.

         We are in default under the loan agreement. On August 7, 2000, we entered into a forbearance agreement and amendment of our security agreement with Traffix. Traffix acknowledged receipt of a $50,000 payment against the principal balance of $500,000 due on the convertible note, funded personally by Michael Mitchell, our President and CEO. The related note was amended to provide for payment upon written demand. If there is a default under the terms of the forbearance agreement or the note, the interest rate will equal the prime rate as defined in the note plus 4% not to exceed 14%). Until payment of all amounts due under the note are made, the first amendment to the security agreement required us to pay 50% of the collections received for accounts receivable outstanding as of August 10, 2000, and 25% of collections for all new accounts receivable, within five days of receipt of the receivables. Payment is to be credited against amounts due under the note, first to interest, then to principal. Traffix was also to receive 50% of all other cash receipts including additional loans, cash equivalents and marketable securities generated by us from any source until payment in full of the amounts due under the note. The security agreement filed February 22, 2000 was amended to include all of our accounts and all securities or guarantees held by us in respect of the accounts and all account proceeds. In addition, Dr. Mitchell executed and delivered a guarantee on August 7, 2000 of up to $250,000 on the note (of which $237,500 has been paid by Dr. Mitchell against this guaranty as of the date hereof).

         On August 8, 2000, Traffix agreed to forbear from demanding payment of the note or commencing any action against us as long as it received at least $10,000.00 per month in payment of principal and interest on the note, or collections of the accounts receivable or from the guarantor, and we generated gross revenues of at least $75,000.00 per calendar month from the normal conduct of business. On May 16, 2001, the parties entered into an amendment to the forbearance agreement whereby the Company agreed to a payment schedule of approximately $10,000 per month to repay the promissory note and Traffix agreed not to take any actions with respect thereto. Any payments made by us to fulfill this obligation have been made by Dr. Mitchell and are included in the amount paid by him against his guarantee noted in the prior paragraph. As of the date hereof the note remains in default and we owe an aggregate of approximately $162,500 excluding any accrued interest thereon.

         On August 8, 2000, American Warrant Partners, LLC ("AWP") invested $300,000 in our Company. We issued an 8% convertible subordinated promissory note to AWP with a maturity date for the principal of August 8, 2002. The note is convertible into our common stock at $0.25 per share, subject to adjustment, that resulted in a beneficial conversion charge of approximately $201,000, which was expensed immediately since the note was convertible at anytime. Interest is payable on a quarterly basis commencing September 30, 2000. We also issued to AWP a warrant expiring on August 8, 2005 to purchase up to 600,000 shares of our common stock at the exercise price of $0.40 per share. The value of this warrant at grant date, utilizing the Black-Scholes option-pricing model, was approximately $99,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The value of this warrant is being amortized over five years or shorter if exercised. In addition, we entered into a registration rights agreement in which we promised to register the shares with the Securities and Exchange Commission as soon as reasonably practicable, but in no event later than September 15, 2000 and are subject to penalties because the Registration Statement was not declared effective by November 15, 2000. The penalties are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% until the exercise price reaches $0.05. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. To date, no such Registration Statement has been filed. Certain of our officers and directors agreed to a lock-up provision restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of the one year anniversary of the agreement, the effective date of the Registration Statement, or until we raise $1,000,000 in equity or debt financing. We also agreed that without prior written consent, until the earlier of 85% of the principal balance and interest is paid or converted to common stock, or 180 days from the date of the warrant agreement, we will not offer to sell or sell any of our common stock at a price per share (or conversion or exercise price per share) less than the average closing price per share of our common stock as quoted by the OTC Electronic Bulletin Board on the five days immediately prior to the close of the transaction. We also agreed to recommend and use our best efforts to elect a designee and representative of A W P as a member of the Board of Directors until the later of one year from the date of the agreement or until such time we receive $1,000,000 in equity or debt financing. AWP does not currently have a designee on our board of directors.

         On May 16, 2001, the Company and AWP entered into an Amendment Waiver and Consent with respect to the promissory note, warrant and registration statement, whereby the conversion price and exercise price of the promissory note and warrant, respectively, were amended to the lower of $0.12 per share or 80% of the closing bid price per share of the Common Stock as quoted on the NASDAQ OTC Bulletin Board on the date immediately preceding the date of exercise or conversion and we further agreed to file a registration statement covering such underlying common stock no later than 60 days after June 15, 2001, and to the issuance of $200,000 in convertible debentures (collectively with the $300,000 8% note hereinafter referred to as the "Notes"). In consideration therefor AWP agreed to waive any penalty provisions with respect to the filing of the registration statement and consent to the issuance of common stock below the then applicable conversion or exercise price of the promissory note and warrant.

         On June 30, 2002, we entered into an Agreement and Release (the "Agreement") with AWP and Private Capital Group, LLC ("PCG"), the holders the Notes. Pursuant to the Agreement, AWP and PCG converted $200,000 of the principal of the Notes at a price of $0.04 per share for an aggregate of 5 million shares of our common stock. If the price of our common stock does not reach $0.50 per share and remain at that level or higher for 30 trading days thereafter, with an average trading volume of 150,000 shares per day during this period, within 120 days after our merger with an operating company, then we shall be obligated to issue an addition 6 million shares of our common stock to AWP and PCG. If we do not merge with an operating company within 30 days after the date of the Agreement, AWP and PCG have the option to receive immediate repayment of the remaining $300,000 balance on the Notes or the additional 6 million shares of our common stock. Also pursuant to the Agreement, AWP has exercised the warrants it received in connection with the issuance of the Notes on a cashless basis into 512,000 shares of our common stock. In addition, pursuant to the Agreement, 800,000 shares of our common stock belonging to Dr. Mitchell that had been held in escrow as security for the Notes have been released to him.

 Debt in Default

         The AWP loan of $300,000 placed us in default of the forbearance agreement that we signed with Traffix because we did not remit 50% of the loan proceeds to Traffix as required under the agreement. On August 30, 2000, Dr. Mitchell agreed to fund two payments of $50,000 each towards principal and interest on the Traffix loan, which he subsequently did. These amounts are included in the amounts noted above that Dr. Mitchell has paid to Traffix against his guarantee. We also agreed to increase from 25% to 50% of receipts from new accounts receivable that are payable to Traffix under the amended security agreement.

 Intellectual Property.

         Through our acquisition of B III, we own the patent, serial number 29/073.138, for a product sold under the label "Adorables," that is an animal pillow with a pouch. We have not sought trademark registration of the "Adorables" name with the U.S. Patent & Trademark Office and are not marketing this product.

         PlayGolfNow has registered the following domain names:

o skiuniverse.com
o Golfpromo.net
o universe-online.com
o iFusionco.com
o ifusionco.net
o PlayGolfNow.com
o junior-golf.com
o targetmails.com
o myplaygolfnow.com
o WallStreetGolf.com
o freeis4me.com
o lcsgolf.com
o golfuniverse-online.com

Risk Factors That May Affect Future Results

         We currently have significantly limited operations and generate no material revenue. When we were operational we operated in a rapidly changing environment that involved a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks we currently face and those we will be subject to if we resume our operations.

WE ARE IN DEFAULT OF A SENIOR SECURED LOAN, WHICH MAY CAUSE US TO CURTAIL OR CEASE OPERATIONS.

         Our failure to remit 50% of the cash proceeds from the AWP transaction to Traffix resulted in one of a number of defaults under the forbearance agreement with Traffix. If Traffix elects to pursue its remedies under the forbearance agreement and we are unable to reach a resolution with Traffix acceptable to us, we may be unable to resume operations because Traffix's actions may prevent us from obtaining needed financing. Even if we do reach an amicable resolution with Traffix, which we have no reason to believe such resolution is possible, and resume operations, our efforts to satisfy continuing obligations under the Traffix agreements will significantly adversely impact any cash flow we may generate in the future because we must remit 50% from new accounts receivable until such time as we are able to make payment in full under the Traffix Agreement.

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through February 28, 2002, our president made net advances of approximately $889,553. Our independent auditors report on our consolidated financial statements for the year ended February 28, 2002 includes language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our financial statements show an accumulated deficit of approximately $18,481,544. We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and obtain financing necessary to support these activities by September 2002, we will most likely be forced to cease all operations. In addition, any cash flow e may generate will be significantly reduced because we must remit 50% of all accounts receivable we may collect to Traffix. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

IF WE RESUME OUR BUSINESS, OUR SUCCESS WILL DEPEND, IN PART, UPON BROAD MARKET ACCEPTANCE OF PERMISSION EMAIL MARKETING SERVICES.

         As of the date hereof the marketing of our products and services has not generated significant revue and has resulting in our incurring substantial losses and negative cash flow. Accordingly, in the event that we resume business operations and use the Internet to market our products and services, we cannot assure you that our business will ever be commercially viable. In any event, the growth of the Internet remains fairly recent and advertising on the Internet even more so. The Internet may not be accepted as a viable long-term commercial marketplace and medium of commerce for a number of reasons, including potentially inadequate development of necessary Internet infrastructure, government regulation or delayed development of enabling technologies and performance improvements. The market for permission email marketing services is in its infancy, and we are not certain whether our target customers will widely adopt and deploy this technology. Permission email is email in response to an inquiry from a proposed customer who has requested information relating to products or services. Even if our target customers do so, they may not choose
our products for technical, cost, support or other reasons.   Adoption of
permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. We believe that the promotion of the concept of permission email marketing will require us to engage in an intensive marketing and sales effort to educate prospective customers regarding the uses and benefits of our products and services. Enterprises that have already invested substantial resources in other advertising methods may be reluctant or slow to adopt our new approach.

         Any future growth we may have will also depend on the commercial success of our Golf Promo l Network, Targetmails and Ifusionc that comprise our network. If our customers do not adopt and purchase our services at a rate significantly greater than they have in the past, our business will not succeed. Furthermore, the Internet advertising and permission email services market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we resume our operations and we are unable to develop and introduce products or enhancements to our service offering in a timely manner, if at all, we may not be able to successfully compete.

COMPETITION IN THE MARKET FOR INTERNET ADVERTISING AND DIRECT MARKETING IS INTENSE AND, IF WE RESUME OPERATIONS, COULD ADVERSELY AFFECT OUR BUSINESS.

         If we resume our business many of our current and potential competitors, such as 24/7 Media, Inc., Postmaster Direct, Inc., Exactis, Inc., DoubleClick, Inc. and YesMail, Inc., have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we will. Some of our potential competitors are large and well-capitalized companies. In addition, some of our competitors may include website owners who own permission email lists. If we resume our operations we expect that we will face competition from these and other competitors, including Internet portals, traditional list brokers, banner advertising managers, independent list managers, incentive-based subscriber lists and customer management and retention service companies.

IF WE RESUME OPERATIONS, OUR FAILURE TO DEVELOP AND MAINTAIN OUR SALES, MARKETING AND SUPPORT ORGANIZATION AND RELATIONSHIPS WITH OUR PRIOR NETWORK PARTNERS AND THIRD PARTY LIST MANAGERS WOULD LIMIT OUR BUSINESS.

         If we resume our business and we fail to substantially develop our direct and indirect sales and marketing operations and our relations with our prior network of independent products and services providers, our growth will be limited. The products and services we would offer will require a sales effort targeted to our prospective customers. We may be unable to hire, train or retain the kind and number of sales and marketing personnel we will need for this effort because competition for qualified sales and marketing personnel is intense. In addition, if we resume operations we plan to rely increasingly on advertising agencies and direct marketers to resell any products and services we may offer. If we do not effectively establish and manage our sales and marketing personnel, our business could suffer.

         We must renew and maintain relationships with our prior network of independent products and services providers, such as Click Here to Find.Com, Golf Illustrated, Inc. and Telemundo, who provided us with access to permission email lists when we were operational. We entered into agreements with these independent providers that were generally for an initial term of one to three years, with an automatic annual renewal. Pursuant to these contracts, we provided these providers with resale and tracking services by selling direct marketers access to their lists, and they received a percentage of our revenue. None of these agreements are currently in effect and we cannot assure you that these agreements, if renewed, will generate revenues adequate to support our operations. In addition to these independent providers, we had reseller arrangements with third party list managers under which we paid a fixed fee for the nonexclusive use of their list for a specific campaign. These third party list managers were not contractually obligated to provide us with access to their lists. A majority of the email addresses that we had access to through our proprietary list, our network of independent products and services providers and our list managers was comprised of addresses from list managers. If we fail to renew, maintain and thereafter increase our relationships with these independent providers and third party list managers, our ability to successfully reestablish our business could fail.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER WITHOUT AN ADEQUATYE REPLACEMENT WOULD REQUIRE US TO TERMINATE ALL OPERATIONS.

         Dr. Michael Mitchell, our president and chief executive officer, is one of only two remaining employees. If Dr. Mitchell leaves the Company or is otherwise unable to act as our Chief Executive Officer, we will be required to terminate all operations unless we are able to find an adequate replacement.

IF WE RESUME OUR BUSINESS THERE ARE PRIVACY CONCERNS AND POTENTIAL RESTRICTIONS WITH RESPECT TO OUR PRODUCTS AND SERVICES THAT COULD NEGATIVELY AFFECT OUR BUSINESS.

         If we resume our business our technology will collect and utilize data derived from user activity in the Golf Promo Network. Our network will enable the use of personal profiles, in addition to other mechanisms, to deliver targeted marketing materials, to help compile demographic information and to limit the frequency with which an advertisement is shown to a user. The effectiveness of our technology and the success of our business could be limited by any reduction or limitation in the use of personal profiles. These personal profiles contain bits of information keyed to a specific server, file pathway or directory location that is stored in the user's hard drive. Personal profiles, commonly referred to as cookies, are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of his browser settings. In addition, a user can configure currently available applications to prevent personal profiles from being stored on his hard drive. Some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of personal profiles. In the event this were to occur, our business, if resumed, would likely suffer.

IF WE RESUME OPERATIONS GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES OF DOING BUSINESS ON THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS.

         The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, if resumed, could suffer with the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet.

IF WE RESUME OPERATIONS WE MAY FACE CLAIMS FOR ACTIVITIES OF OUR CUSTOMERS WHICH COULD HARM OUR BUSINESS.

         If we resume our business, our customers' promotion of their products and services may not comply with federal, state and local laws. A wide variety of laws and regulations govern the content of advertisements and regulate the sale of products and services. There is also uncertainty as to the application of these laws to the emerging business of advertising on the Internet. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Accordingly, if we resume our operations, we may face civil or criminal liability for unlawful advertising or other activities of our customers. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability. Any costs incurred as a result of that liability or asserted liability could harm our business.

Item 2. DESCRIPTION OF PROPERTY

         We do not own any real property. On June 12, 2001, we entered into a lease for office space located at 7109 Fairway Drive, Suite 100, Palm Beach, Florida 33417, which we no longer occupy. We are still liable for rental payments on the lease and the landlord has agreed to settle these liability for $15,000. We currently utilize space in the residence of Dr. Mitchell, at 3 Tennis Court Road, Mahopac, New York 10541 for no rental.

Item 3. LEGAL PROCEEDINGS

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

 PART II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market Information.

         From mid-1998 through January 19, 2000, our common stock was traded on the NASDAQ Over-The-Counter Bulletin Board and the National Quotation Bureau "Pink Sheets" under the symbol "LCSG." The following chart sets forth the high and low sales prices for each quarter since January 1, 2000.

2000 Quarter                                High                       Low
------------ ---- ---
January 1 - March 31                        $2.00                      $0.50
April 1 - June 30                           $1.30                      $0.33
July 1 - September 30                       $0.75                      $0.25
October 1 - December 31                     $0.81                      $0.15

2001 Quarter
January 1 - March 31                        $0.56                      $0.14
April 1 - June 30                           $0.35                      $0.08
July 1 - September 30                       $0.16                      $0.05
October 1 - December 31                     $0.10                      $0.05

2002 Quarter
January 1 - March 31                        $0.37                      $0.03
April 1 - June 30                           $0.51                      $0.04

         On January 19, 2000, we were de-listed from the Over the Counter Bulletin Board for failure to comply with the new listing standards set forth by the NASD before our phase-in date. During this time, our stock was been quoted in the National Quotation Bureau pink sheets. On February 16, 2001 we were relisted on the NASDAQ OTC Bulletin Board.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Holders

         As of July 15, 2002, there were 457 registered holders of our common stock held in street name.

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

Recent Sales of Unregistered Securities

         We issued the following securities in reliance up on the exemption provided in Section 4(2) of the Securities Act. We believed that this exemption was available in each of the following transactions, as they did not involve a public offering. No commissions were paid in these transactions.

         On March 4, 2002, we issued 500,000 restricted shares of our common stock to Mr. Bruni for management services rendered by him to us.

         On March 21, 2000, we issued 150,000 restricted shares of our common stock for management services rendered to us.

         On May 28, 2002, we issued 200,000 shares of our common stock to a lender in connection with a $75,000 loan made to us.

         On June 30, 2002, pursuant to the Agreement with AWP and PCG, we issued an aggregate of 5,512,000 shares of our common stock to AWP and PCG upon conversion of a portion of the Notes and exercise of certain warrants.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and other similar language. Our actual results could differ materially from those discussed herein. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Factors that could cause or contribute to such differences include, but are no limited, the risks discussed in "Risk Factors" above.

OVERVIEW

         We are a holding company that until December 31, 2001 operated as a provider of outsourcing of permission e-mail marketing technologies and services. We provided permission email direct marketing services through Golfpromo.net and Targetmails.com., Internet and direct marketing services through Ifusionco.com. and PlayGolfNow.com, Golf ecommerce news and information through a vertical golf portal and discounts on golf services.

         We have terminated almost all of our operations and released all but two of our employees, our two executive officers, neither of whom is drawing a salary. We currently operate our email marketing business at limited level, which generates no material revenues. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2002, we will most likely cease all operations.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

Revenues

         Our revenues for the 12 months ended February 28, 2002 were $242,806 on a consolidated basis as compared to $698,536 for the prior 12 months ended February 28, 2001. This decrease resulted primarily from our substantial reduction in operations.

Cost of Revenue

         Cost of revenues was $69,946 for the 12 months ended February 28, 2002 as compared to $217,907 for the prior 12 months ended February 28, 2001. This decrease resulted primarily from our substantial reduction in operations.

Selling, General and Administrative

         Selling, general and administrative expenses were $3,010,984 for the 12 months ended February 28, 2002 compared to $3,469,923 for the year ending February 28, 2001. We did not incur any non-cash expenses for the 12 months ended February 28, 2002. We incurred substantial non-cash expenses, such as issuance of capital stock for services rendered, amortization of goodwill and write-offs totaling $1,269,261, which did not cause cash outflows, to operate our business for the 12 months ended February 28, 2001.

 Goodwill Expense

         Due to changes in our business focus during the fourth quarter ended February 29, 2000, we decided to write-off all of the goodwill associated with a contract with Joe Namath at February 28, 2001 valued at approximately $1,269,000.

Interest Expense

         Interest expense consists of interest on debt obligations. Interest expense was $681,213 for the twelve months ending February 28, 2002 compared to $496,556 for the year ending February 28, 2001.

Income Taxes

         No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through February 28, 2002. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Liquidity and Capital Resources

         Over the last 18 months we have continuously reduced our operations and within the past three months have suspended all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. During our last fiscal year, we incurred a loss of $3,519,337 and negative cash flow from operations of $388,050. In order to resume and maintain operations for at least one year thereafter, we estimate that we will require financing approximating $100,000, although we cannot assure that we will not require more financing for this purpose. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2002, we will most likely cease all operations.

         On May 28, 2002, we entered into a loan agreement with an unaffiliated party pursuant to which we borrowed 75,000. The loan bears no interest and is repayble by July 23, 2002. We issued 200,000 shares of our common stock to the lender. If the loan is not repaid by the due date, we are obligated to issue 10,000 shares of our common stock to the lender for each day that the loan remains unpaid.

         We continue to have a significant working capital deficiency and to generate substantial operating losses.


Item 7. FINANCIAL STATEMENTS

         Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of LCS Golf, Inc. and subsidiaries.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

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

Name                           Age          Position

Dr. Michael Mitchell           48           President, CEO and Chairman of
                                            the Board of Directors

Alex Bruni                     43           Chief Operating Officer

         Dr. Michael Mitchell has been our President, Chief Executive Officer and Chairman of the Board of Directors since 1994. He obtained a degree in biology from Jacksonville University in 1976. In 1980 he obtained his M.D. degree from the University of Dominica. From 1985 through the end of 1999, he was a physician at Greenwich Village Pediatrics. He is board certified in pediatrics and has memberships in the Academy of Pediatrics and the New York County Medical Society. He has left the practice of pediatrics to devote his full attention to LCS Golf.

         Alex Bruni has served as our Chief Operating Officer since 1999. He obtained a BBA in Accounting and a MS in Taxation from Hofstra University. From 1988 through 1998 Mr. Bruni worked at American Express as the Director of International Taxes, managing a staff of five tax accountants while also managing and planning American Express international operations. From March 1998 through February 1999 Mr. Bruni was the President of PlayGolfNow, Inc., which was acquired by the Company in 1999..

Family Relationships.

         There are no family relationships among our directors or executive officers.

ITEM 10. EXECUTIVE COMPENSATION.

         We paid no cash compensation to our executive officers during the fiscal year ended February 28, 2002 but we issued 1,800,000 shares of our common stock to Dr. Mitchell and 500,000 shares of our common stock to Mr. Bruni valued at 60,000 for services rendered by them to us. On March 4, 2002 we issued an additional 500,000 shares of our common stock to Mr. Bruni valued at 20,000 for services rendered by him to us.

         Employment Agreements.

         On June 1, 1998, we entered into an employment agreement with Dr. Mitchell for his services as our President and Chief Executive Officer. The agreement is for a term of five years. There may be termination for cause 90 days after a written demand by our board of directors has been provided. Termination without cause requires at least three months notice to Dr. Mitchell. Dr. Mitchell's duties include all those customary for such positions, as well as any duties reasonably imposed or removed from such customary duties under our discretion. Dr. Mitchell is to perform such services at least 20 hours per week. As consideration for these services, we have agreed to pay Dr. Mitchell an annual salary of $260,000, payable in weekly installments of $5,000. This salary is to be increased each year by at least 4% percent during the term of the agreement. Since we were unable to pay Dr. Mitchell pursuant to the terms of his agreement with us, we issued 2,000,000 restricted shares of our common stock to Dr. Mitchell in January 1999. Such shares had a market value of $1,925,000 at the time of issuance, based on the trading price of free-trading shares of the same class. Dr. Mitchell's shares were unable and unavailable to be sold at the then prevailing market price per share.

Given that the shares were restricted and illiquid, management decided that the shares were equivalent in value to the amounts owed to Dr. Mitchell under the terms of his employment agreement through December 31, 1998. Dr. Mitchell did not receive cash compensation pursuant to the terms of his employment agreement during the fiscal years ended February 28, 2001 and February 28, 2002 because the Company operated at a loss and did not have sufficient cash flow to make these payments. Such compensation has been accrued at the rate of approximately $260,000 per year in our financial statements.

         In accordance with the agreement in which we purchased all of the outstanding shares of Play Golf, we agreed to employ Alex Bruni for a period of two years from May 26, 1999 as Chief Operating Officer at an annual salary of $104,000 payable in bi-weekly installments. Mr. Bruni has continued to act as our Chief Operating Officer. A substantial amount of Mr. Bruni's compensation has been deferred and is accruing at the rate of approximately $10,000 per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of our common stock by (a) each person known to us to be the beneficial owner of more than five percent of our common stock, and (b) directors and executive officers both individually and as a group, as of July 15, 2002. Unless otherwise indicated, we believe that the beneficial owner had sole voting and investment power over such shares.

Name and Address                   Number of Shares
(where appropriate)                Beneficially Owned       Percentage of Class
------------------                 ------------------       -------------------
Dr. Michael Mitchell                 5,718,309 (1)               13.26%
President, CEO and
Chairman
3 Tennis Court Road
Mahopac, NY 10541

Alex Bruni                           1,300,000                    3.02%
Chief Operating Officer

All Executive Officers and           7,018,309                   16.28%
Directors as a group (2 people)

----------------------
* Less than 1%

         (1) This amount includes 200,000 shares issued to Lynn Mitchell, Dr. Mitchell's wife, for services rendered to us. ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During our fiscal year ended February 28, 2002, we issued 1,800,000 shares of our common stock to Dr. Mitchell and 500,000 shares of our common stock to Mr. Bruni valued at 60,000 for services rendered by them to us. On March 4, 2002 we issued an additional 500,000 shares of our common stock to Mr. Bruni valued at 20,000 for services rendered by him to us.

         As of the end of our February 28, 2002 fiscal year Dr. Mitchell had loaned an aggregate of $889,553 to us of which $260,024 had been advanced during our February 28, 2002 fiscal year. During our fiscal year ended February 28, 2002, Mr. Bruni loaned us $26,500. These loans are not reflected in any written agreement but we are accruing interest on them at annual rates ranging between 8% and 10%.

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

10.2E Traffix Marketing Agreement (as filed in the Form 10-SB/A filing on
 4/12/00).

10.2F Traffix Registration Rights Agreement (as filed in the Form 10-SB/A filing on 4/12/00).

10.2G Traffix Forbearance Agreement, dated as of August 8, 2000.

10.2H Traffix Amendment #1 to the Security Agreement, dated as of August 8,
 2000.

10.2I Guaranty signed as of August 7, 2000 by Michael Mitchell for the timely repayment of the obligations of LCS Golf under the promissory note dated as of February 16, 2000 between Traffix and LCS Golf.

10.3A Agreement dated as of August 10, 2000 between American Warrant Partners
 LLC and LCS Golf (as filed in Amendment No. 1 to Form 10-SB on 9/8/00.

10.3B Registration Rights Agreement between American Warrant Partners LLC and
 LCS Golf (as filed in Post-effective Amendment No. 1 to Form 10-SB on
 9/8/00).

10.3C American Warrant Partners LLC warrant for up to 600,000 shares of common stock expiring August 8, 2005 (as filed in Post-effective Amendment No. 1 to Form 10-SB on 9/8/00).

10.3D American Warrant Partners LLC 8% Subordinated Convertible Promissory note (as filed in Post-effective Amendment No. 1 to Form 10-SB on 9/8/00).

10.3E Subscription Agreement for the purchase of Convertible Debentures.

10.3F Form of Convertible Debenture.

10.3G Guarantee Agreement dated as of May 24, 2001 between Michael Mitchell and
 Private Equity Group LLC.

10.3H Stock Pledge Agreement dated as of May 24, 2001 between Michael
 Mitchell and Private Equity Group, LLC.

21 Subsidiaries of the Registrant (as filed in the Form 10-SB/A filing on 4/12/00).

------------------------


 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 17, 2002 LCS Golf, Inc.

 By: /s/ Dr. Michael Mitchell
 ------------------------
 Dr. Michael Mitchell
 President, Chief Executive
 Officer and Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title Date

/s/ Dr. Michael Mitchell   President, Chief Executive Officer and
------------------------   Chairman (Principal Executive Officer)
Dr. Michael Mitchell

July 17, 2002


/s/ Alex Bruni             Chief Operating Officer,
-------------------------  Chief Operating Officer,
Alex Bruni                 Principal Financial and
                           Accounting Officer

July 17, 2002

                         LCS GOLF, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 and 2001

LCS GOLF, INC. AND SUBSIDIARIES

Contents

                                                                                                                       Page

Consolidated Financial Statements

   Independent auditors' report                                                                                         F-1

   Balance sheet as of February 28, 2002                                                                                F-2

   Statements of operations for the years ended February 28, 2002 and 2001                                              F-3

   Statements of changes in capital deficit for the years ended February 28, 2002 and 2001                              F-4

   Statements of cash flows for the years ended February 28, 2002 and 2001                                              F-5

   Notes to financial statements                                                                                        F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LCS Golf, Inc.

We have audited the accompanying consolidated balance sheet of LCS Golf, Inc. and subsidiaries as of February 28, 2002 and the related consolidated statements of operations, changes in capital deficit and cash flows for the years ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of LCS Golf, Inc. and subsidiaries as of February 28, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended February 28, 2002 and 2001 in conformity w9th accounting principles generally accepted in the United States of America.

As disclosed in Note A [3], the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company, as of February 28, 2002, has a significant working capital deficiency, has incurred significant recurring losses from operations and has had to rely on loans from its majority stockholder and others. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note A [3]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty




New York, New York
June 7, 2002
(except for Note M for which the date is June 28, 2002)

LCS GOLF, INC. AND SUBSIDIARIES


Consolidated Balance Sheet
February 28, 2002

ASSETS
Current assets:
   Accounts receivable, net of allowance for doubtful accounts of $144,406                                     $           496

Fixed assets, net                                                                                                       41,744
Deferred financing costs, net                                                                                           26,110
Security deposits and other assets                                                                                       9,293
                                                                                                               ---------------

                                                                                                               $        77,643
                                                                                                               ===============
LIABILITIES
Current liabilities:
   Cash overdraft                                                                                              $        15,122
   Accounts payable                                                                                                    673,816
   Accrued Expenses                                                                                                  2,368,475
   Liabilities to be paid with Common Stock                                                                            304,000
   Debt in default                                                                                                     272,500
   Debt not in compliance with terms                                                                                   476,745
   Note payable                                                                                                         25,000
   Loans from stockholder/president                                                                                    889,553
   Other current liabilities                                                                                            51,925
                                                                                                               ---------------

      Total current liabilities                                                                                      5,077,136
                                                                                                               ---------------

Commitments (Notes E, F and J)

CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized; 27,407,225 shares
   issued and outstanding; 9,750,000 shares issuable                                                                    27,407
Additional paid-in capital                                                                                          14,266,494
Accumulated deficit                                                                                                (19,293,394)
                                                                                                               ---------------

      Total capital deficit                                                                                         (4,999,493)
                                                                                                               ---------------


                                                                                                               $        77,643
                                                                                                               ===============
See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES


Consolidated Statements of Operations

                                                                                                    Year Ended February 28,
                                                                                                     2002             2001
                                                                                                     ----             ----
Revenues                                                                                       $       242,806   $       698,536
Cost of revenues                                                                                        69,946           217,907
                                                                                               ---------------   ---------------

                                                                                                       172,860           480,629
                                                                                               ---------------   ---------------

Operating expenses:
   Selling, general and administrative expenses (includes $1,708,074
      of expenses paid with common stock in 2002)                                                    3,757,834         2,200,662
   Write-off of intangible assets                                                                                      1,269,261
                                                                                               ---------------   ---------------

      Total operating expenses                                                                       3,757,834         3,469,923
                                                                                               ---------------   ---------------

Loss from operations before other income (expense)                                                  (3,584,974)       (2,989,294)

Other income (expense):
   Other income                                                                                                               86
   Interest expense                                                                                   (746,213)         (496,556)
                                                                                               ---------------   ---------------

Net loss                                                                                       $    (4,331,187)  $    (3,485,764)
                                                                                               ===============   ===============

Net loss per share - basic and diluted                                                         $         (0.17)  $        (0.17)
                                                                                                        ======            ======

Weighted average number of shares outstanding                                                       25,226,746        20,270,687
                                                                                                    ==========        ==========

See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Capital Deficit

                                                                                                Additional
                                                                       Common Shares              Paid-in         Accumulated
                                                                    Shares         Amount         Capital           Deficit
                                                                    ------         ------         -------           -------
Balance - February 29, 2000                                        20,132,225    $   20,132   $    11,973,570  $    (11,476,443)
Issuance of common stock for services                                 150,000           150           149,850
Options issued in connection with loan agreement                                                      300,000
Net loss for the year ended
   February 28, 2001                                                                                                 (3,485,764)
                                                                -------------    ----------   ---------------  ----------------

Balance - February 28, 2001                                        20,282,225        20,282        12,423,420       (14,962,207)
Issuance of common stock for services                               7,125,000         7,125         1,404,074
Beneficial conversion feature associated with
   the issuance of convertible debt                                                                   439,000
Net loss for the year ended
   February 28, 2002                                                                                                 (4,331,187)
                                                                -------------    ----------   ---------------  ----------------

Balance - February 28, 2002                                        27,407,225    $   27,407   $    14,266,494  $    (19,293,394)
                                                                  ===========    ==========   ===============  ================


See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                                    Year Ended February 28,
                                                                                                     2002             2001
                                                                                                     ====             ====
Cash flows from operating activities:
   Net loss                                                                                    $    (4,331,187)  $    (3,485,764)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                     44,099           504,609
      Write-off of fixed assets                                                                                           29,000
      Issuance of common stock for services                                                          1,404,074
      Financing charge - noncash                                                                       439,000
      Amortization of deferred financing costs                                                          44,833            18,723
      Expenses to be paid with common stock                                                            304,000
      Write-off of intangible assets                                                                                   1,269,261
      Provisions for doubtful accounts                                                                  39,106            40,550
      Changes in:
        Accounts receivable                                                                             33,363            23,500
        Due from factor                                                                                                   11,144
        Prepaid and other current assets                                                                16,453           154,987
        Deferred financing costs                                                                       (17,000)          (67,000)
        Security deposits                                                                                8,707
        Accounts payable and accrued expenses                                                        1,553,577           870,753
        Other current liabilities                                                                       47,925           (64,444)
                                                                                               ---------------   ---------------

           Net cash used in operating activities                                                      (413,050)         (694,681)
                                                                                               ---------------   ---------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                            (13,610)           (8,137)
                                                                                               ---------------   ---------------

Cash flows from financing activities:
   Cash overdraft                                                                                       15,122
   Proceeds from convertible debt                                                                      200,000           300,000
   Repayment of debt in default                                                                        (50,000)         (177,500)
   Proceeds from major stockholder/president loans                                                     352,362           365,474
   Repayment of major stockholder/president loans                                                      (92,338)           (5,908)
                                                                                               ---------------   ---------------

           Net cash provided by financing activities                                                   425,146           482,066
                                                                                               ---------------   ---------------

Net decrease in cash                                                                                    (1,514)         (220,752)
Cash - beginning                                                                                         1,514            22,266
                                                                                               ---------------   ---------------

Cash - ending                                                                                  $             0   $         1,514
                                                                                               ===============   ===============

Supplementary disclosures of cash paid during the year for:
  Interest                                                                                                   0             7,037
  Income taxes                                                                                               0                 0
Other non cash activity during the year for:
  Expenses paid with common stock                                                                            0           150,000

See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      The Company:

         On October 28, 1997, LCS Golf, Inc. (the "Company"), an inactive New York corporation, was merged in a reverse merger transaction into an inactive Delaware corporation with the same name ("LCS Delaware") in exchange for 980,904 shares of LCS Delaware's common stock. The Company paid $50,000 as a finder's fee in connection with the merger which was charged to expense. In addition, 3,916,360 shares with a value of $25,000 were issued to certain existing shareholders of the Company for services rendered in connection with the merger. For financial accounting purposes, the merger on October 28, 1997 has been treated as the acquisition of LCS Delaware by the Company in the form of a recapitalization. Therefore, no value has been ascribed to the common stock held by the LCS Delaware shareholders.

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

         The Company was engaged in the acquisition and operation of companies which provide products and services to the golf playing public and marketing the database information obtained from its websites. These products and services included discounted green fees and other services, and a golf website (http://www.golfuniverse.com) which provides various golf-related hyperlinks to other golf websites and golf course previews. As of February 28, 2002, the Company has very limited operations.

         The Company formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. These products consisted of specialty pillows which LCS Golf planned to sell on its websites. LCS Golf had outsourced its manufacturing operations to produce the Company's line of products utilizing its machinery and equipment. During the years ended February 28, 2002 and 2001, the manufacturing segment was idle due to the Company's decision not to allocate funds to this segment and to concentrate all of its resources in its database and Internet marketing business. If the Company is able to raise additional capital, it intends to resume its manufacturing operations.

[2]      Principles of consolidation:

         The consolidated financial statements include the accounts of LCS Golf, Inc. and its subsidiaries: Play Golf Now, Inc.; Golfpromo, Inc.; Golf Universe, Inc.; Ifusion Corp. and Mr. B III, Inc. (inactive), all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

[3]      Basis of presentation:

         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]      Basis of presentation:  (continued)

         Through February 28, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses and has incurred significant recurring losses. In addition, the Company has a significant working capital deficiency and a capital deficit. Although the Company has been able to issue its common stock for a significant portion of its expenses and has had to rely on loans from its major stockholder/president and others, it is not known whether the Company will be able to continue this practice. It is also not known if the Company will be able to meet its operating expense requirements.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If the Company is not able to raise sufficient additional capital or debt financing, the Company will be forced to cease operations. In addition, the Company is investigating potential merger candidates that have or may be able to generate additional capital or obtain debt financing. No assurances can be given to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         To meet its operating expense needs, subsequent to February 28, 2002, the Company has obtained approximately $100,000 (see Note M) from its major stockholder/president and other third parties.

         Certain accounts have been reclassified for comparative purposes.

[4]      Depreciation of equipment:

         Depreciation is provided utilizing the straight-line method over the estimated useful lives of the related assets. For income tax purposes, accelerated depreciation methods are utilized for certain assets.

[5]      Deferred income taxes:

         Deferred income taxes are reported using the asset and liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]      Advertising costs:

         The Company expenses its advertising costs when incurred.

         Advertising costs were approximately $1,000 for the year ended February 28, 2002 and $160,000 for the year ended February 28, 2001.

[7]      Loss per share:

         Loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The effect of outstanding potential common shares, including stock options, warrants and convertible debt is not included in the per share calculations as it would be anti-dilutive.

[8]      Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, which are subject to impairment considerations, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[9]     Revenue recognition:

         (a)      Advertising revenue:

                  Advertising revenue is derived from third-party advertising on the Company's websites. This is comprised of banner advertising and newsletter marketing. Advertising revenue is recognized in the period that the advertisement is displayed. Revenue related to barter transactions is not recognized unless the fair value of the advertising is determinable based upon the Company's sales of similar advertising space for which it was paid in cash.

         (b)      Merchandise revenue:

                  Merchandise revenue is derived principally from the sale of specialty pillows, and is recognized once the product has been shipped and payment is assured.

         (c)      E-mail distribution revenue:

                  E-mail distribution revenue is derived from delivering permission e-mail for third-parties to use the Company's and other mailing lists. E-mail distribution revenue is recognized when the e-mail is delivered.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9]     Revenue recognition:  (continued)

(d)      Marketing revenue:

         Marketing revenue is derived from providing marketing services and related marketing materials to third parties. Marketing revenue is recognized once the service is completed.

(e)      Commission income:

         Commission income is derived from e-commerce transactions generated through the Company's websites for third-party products. Commission revenue is recognized once the product has been shipped and payment is assured.


NOTE B - INCOME TAXES

At February 28, 2002, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $13,970,000 expiring through 2022 which generated a deferred tax asset of approximately $5,600,000. The difference between the cumulative net losses for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to accrued expenses which are not currently deductible for tax purposes, which generated a tax asset of approximately $1,160,000. The Company provided a valuation allowance against these deferred tax assets of approximately $6,760,000 since the likelihood of realization cannot be determined.

The difference between the statutory tax rate of 34 percent and the Company's effective tax rate of 0 percent is due to the increase in the valuation allowance of $1,855,000 and $1,226,000 for the years ended February 28, 2002 and 2001, respectively.

Section 382 of the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes occur in stockholder ownership interests. Management believes that such limitations apply to the February 28, 1999 cummulative net operating loss of approximately $5,592,000. Accordingly, the Company will be subject to an annual limitation of approximately $395,000 on the utilization of its February 28, 1999 net operating loss.

The Company has not filed its prior years' income tax returns.


NOTE C - LOANS FROM MAJOR STOCKHOLDER/PRESIDENT

Loans from the major stockholder/president are payable on demand with interest at 10% a year. These loans are unsecured. At February 28, 2002, the net advances from the major stockholder/president were approximately $890,000. The Company has accrued interest expense of approximately $67,000 and $43,000 for the years ended February 28, 2002 and 2001, respectively.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001

NOTE D - EQUIPMENT

Equipment consists of the following:

                                                      February 28,  Useful Lives
                                                         2001         (Years)
                                                      -----------   ------------
      Office equipment and computers                   $ 70,938        5
      Less accumulated depreciation                      29,194
                                                     ------------

                                                       $ 41,744
                                                     ============
Depreciation expense for the years ended February 28, 2002 and 2001 was $16,020 and $17,816, respectively.


NOTE E - LICENSING AGREEMENT

In December 1998, the Company entered into a ten year licensing agreement for the services of Joe Namath, a sports celebrity, to be a spokesperson to promote the Company's products. The license fee of approximately $1,586,500, which was being amortized over the life of the agreement, was paid for by the issuance of 1,200,000 shares of the Company's common stock with a market value of $1,174,500, the issuance of 600,000 shares of common stock with a market value of approximately $387,000 to two individuals who assisted in obtaining the agreement and $25,000 in cash. During the year ended February 28, 2001, the Company evaluated this asset for impairment on the basis of whether it is fully recoverable from projected undiscounted cash flows expected to be realized from this agreement. The Company wrote off the remaining value of this asset of approximately $1,269,000. The amortization expense, before the write-off, for the year ended February 28, 2001 was approximately $119,000. In addition, Mr. Namath is entitled to a royalty fee of 5% of the gross sales, as defined, generated from products promoted in accordance with the agreement. No sales subject to such royalties were made for the years ended February 28, 2002 and 2001.


NOTE F - DEBT IN DEFAULT

On February 16, 2000, the Company borrowed from Traffix, Inc. (formerly Quintel Communications, Inc.) ("Traffix"), an internet marketing and development company, $500,000 in the form of a convertible promissory note ("Note"). The Note was due on demand at any time after August 16, 2000 and is convertible into 500,000 shares of common stock of the Company at any time prior to repayment. Any shares issued by the Company will have registration and piggyback registration rights and are subject to anti-dilution adjustments in certain cases. If any additional shares are issued under the anti-dilution provisions, the Company will have a one-time repurchase right at a $1.00 per share during the twelve-month period following the date of conversion of the Note. The Note was without interest until the earlier of August 17, 2000 or an event of default under the Note. Interest is being charged at prime plus 4%, not to exceed 14%. The Note may be prepaid at anytime after giving 15 days prior written notice. The Note is collateralized by the Company's database and all related records, contract rights and intangibles which has been delivered to the lender and must be updated upon request, until the obligation has been paid.

The Company entered into a ten-year licensing agreement with Traffix for the use of its database for a monthly payment of $5,000 which can be used to offset the remaining balance owed to Traffix. During the year ended February 28, 2002 and 2001, no such payments were made.

On the same date, the Company also entered into a two-year marketing agreement with Traffix to develop programs to market products and services and send promotional e-mails to the visitors and customers of the Company's websites. Traffix is to pay the Company $.25 for each individual who "opts in" to be registered with Traffix at its site. Revenues generated from these programs (less direct "out-of-pocket" costs, including royalties, cost of producing the marketing materials and other expense directly related to the programs) is to be divided equally and distributed quarterly less any required reserves. There have been no revenues recognized from these programs.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001


NOTE F - DEBT IN DEFAULT  (CONTINUED)



In connection with the marketing agreement, the Company issued two-year options to purchase 100,000 shares of the Company's common stock at $1.00 a share and 100,000 shares at $2.00 per share. The value of these options at grant date, utilizing the Black-Scholes option-pricing model, was $139,000. The assumptions used in determining the value was an expected volatility of 155%, an average interest rate of 6.68% per annum and an expected holding period of two years. The estimated value of these options was expensed in the year ended February 28, 2001. These options are subject to certain anti-dilution provisions and provide registration rights for the underlying shares. The agreement can be terminated in the event of a default under the agreement by either party which is not corrected within 30 days after notice is given.

On August 8, 2000, following certain disagreements concerning Traffix's use of the Company's database, the Company entered into a Forbearance Agreement and amended the security agreement with Traffix. The Company made a $50,000 payment against the $500,000 convertible note which was funded personally by its major stockholder/president. The Note was amended to provide for payment on demand. The amended security agreement requires the Company to remit to Traffix, 50% of collections on the outstanding accounts receivable as of August 10, 2000 and 25% of all subsequent accounts receivable collected, within five days. Payments are to be credited, first to interest and then to principal. Traffix is also to receive 50% of all other cash receipts, including additional loans, until the
Note is paid. The amended security agreement also includes all accounts of the Company and all security, or guarantees held with respect to the accounts and all account proceeds. In addition, the Company's major stockholder/president personally guaranteed up to $250,000 of the Note of which $160,000, (including the two payments of $50,000 each discussed below) has been paid against this guaranty.

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

On August 8, 2000, the Company received $300,000 from American Warrant Partners, LLC ("AWP") evidenced by an 8% convertible subordinated promissory note (see below). The Company did not remit 50% of the cash proceeds of this note, as required by the Forbearance Agreement, which put the Company into default under its agreement with Traffix. The Company has not obtained a waiver of the default, however, the major stockholder/president personally made two payments of $50,000 each towards the principal and interest on the Traffix Note. The Company recorded these payments as a loan from its stockholder/president. In addition, the Company agreed to remit 50% (formerly 25%) of cash received from new accounts receivable.

On May 16, 2001, the Company entered into an agreement Traffix, Inc. which amended the aforementioned Forbearance Agreement dated August 8, 2000. The Company agreed to pay $10,000 on signing. Upon the closing of the AWP financing (see Note G), Traffix was to be paid an additional $10,000. Commencing on June 1, 2001, the Company agreed to a payment schedule of a minimum of $10,000 per month. Since May 16, 2001 the Company has not made all of the required $10,000 monthly payments to Traffix, as called for by the amended Forebearance Agreement. As a result, as of February 28, 2002, the Company is in default of its amended Forbearance Agreement with Traffix.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001

NOTE G - DEBT NOT IN COMPLIANCE WITH TERMS

         [1] On August 8, 2000, AWP loaned the Company $300,000 evidenced by 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible, at the option of AWP, into common stock at $.25 per share (market price of $.4375 per share), subject to adjustment which resulted in a discount of the note of approximately $201,000. This discount was immediately recognized as interest expense due to the ability of AWP to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five-year warrant expiring on August 8, 2005 to purchase 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option-pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000. This amount is to be amortized over the life of the two-year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company has recorded additional interest expense of approximately $228,000 during the year ended February 28, 2001. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15, 2000 and since a Registration Statement was not declared effective by November 15, 2000, the terms of the agreement are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% per 30-day period, until the exercise price reaches $0.05. Pursuant to this provision, at Feburary 28, 2002, the reduced conversion price and the exercise prices were each $0.04 respectively. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Pursuant to this provision, the Company has recorded interest expense of $24,000 for the year ended February 28, 2002 and $11,000 for the year ended February 28, 2001. As of February 28, 2001, the interest rate was 15%. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of AWP to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing.

         On May 16, 2001, the Company entered into an amendment, waiver and consent relating to the 8% convertible subordinated promissory note, warrant, and registration rights agreement revising the conversion price of the promissory note and the exercise price of the warrant to the lower of $0.12 or 80% of the current market price on the date immediately preceding the date of the exercise or conversion. The Company is required to register the underlying common stock in a registration statement to be filed in connection with a proposed new investment no later than 60 days from June 15, 2001, in consideration for which, AWP has agreed to waive any penalty provisions with respect to the filing of the registration statement and consent to the issuance of common stock below the then applicable conversion or exercise price of the promissory note and warrant relating to the financing received on May 24, 2001.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001

NOTE G - DEBT NOT IN COMPLIANCE WITH TERMS  (CONTINUED)

[1]      (continued)

         Pursuant to this amendment of the Conversion and Exercise price, the Company recorded a charge of approximately $239,000 during the quarter ended May 31, 2001, which represents the beneficial conversion feature resulting from the difference between the fair market value of the shares at the effective date of the amendment and the effective conversion rate of the note.

[2] On May 24, 2001, the Company entered into an agreement with Private Capital Group, LLC ("PCG") (an entitity related to AWP) for the sale of $200,000 of 8% convertible debentures with Private Capital Group, LLC ("PCG") ( an entity related to American Warrant Partners) which can be converted at any time by the holder or will automatically convert into common stock in five years, at the lower of $0.12 per share or 80% of the market price as defined. The $200,000 Note has been personally guaranteed by the Company's major stockholder/president with 750,000 of his shares of the Company's stock being held in escrow. The Company also agreed to file a registration statement for the shares but no later than sixty calendar days from June 15, 2001. The Company did not file the registration statement within the sixty-day period. The lenders waived this noncompliance. At February 28, 2002, the Company had received $175,000 of proceeds from this note. The Company has recorded a charge of $175,000 for the year ended February 28, 2002. The charge represents the beneficial conversion feature resulting from the differences between the fair market value of the shares at the date of issuance of the debt and the effective conversion rate for the convertible debentures.

On January 31, 2002, the Company was notified that it was in default of its convertible debentures agreements with Private Capital Group, LLC ("PCG") and its 8% convertible subordinated promissory note to American Warrant.

As of January 31, 2002 the Company has not filed its quarterly report on Form 10-QSB for the period ending November 30, 2001 within the time required pursuant to Rule 13a-13 of the Securities Exchange Act of 1934. PCG considered this to be an event of default as defined in the debenture agreement and demanded that the Company cure this default within thirty business days in accordance with the debenture agreement. The Company believed that it cured this default with the filing of this Form 10-QSB for the period ending November 30, 2001 on February 11, 2002.

The Company has not paid the interest due on the promissory note, which American Warrant considers this to be an event of default under the note. This default was not cured within twenty calendar days therefore, the principal and accrued interest are payable immediately. (See Note M)


NOTE H - ISSUANCE OF COMMON STOCK

In June 2001, the Company issued approximately 6,400,000 shares of common stock in payment of $1,287,250 due employees and consultants. Of these shares, 1,800,000 shares were issued to the major stockholder/president of the Company.

On March 4, 2002, the Company issued 9,750,000 shares of common stock to employees, directors and consultants for services performed in fiscal year 2002. The Company valued these shares at $0.04 per share and recorded a charge of $390,000 in the 2002 statement of operations.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001

NOTE I - CANCELLATION OF EQUITY FUNDING COMMITMENT

On June 29, 2001, the Company entered into an agreement with Saudi Capital partners (the "Investor") pursuant to which the Investor granted to the Company a $15,000,000 equity funding commitment which was to continue for a period of eighteen months. As of February 28, 2002, this agreement has been cancelled.


NOTE J - COMMITMENTS

[1]      Employment agreements:

         On June 1, 1998, the Company entered into a five year employment agreement with its president which provides for a minimum annual salary of $260,000 with annual increases of not less than four percent. Compensation under this agreement was $289,000 and $279,000 for the years ended February 28, 2002 and 2001, respectively. As of February 28, 2002, the Company has included in accrued expenses $880,000 of unpaid salary.

[2]      Consulting agreement:

         On June 12, 2001, the Company entered into a consulting agreement with PCG for a period of twelve months commencing on May 24, 2001. Pursuant to the agreement, as compensation the Company is to pay $26,000 to the Group in shares of its common stock as shall equal the lesser of $0.12 per share or 80% of the market price, as defined.

[3]      Lease:

         In June 2001, the Company entered into a three-year lease for office space in Florida. As of February 28, 2002, the Company had vacated its office space in Florida. In conjunction with this the Company has accrued $108,000 for the remaining rent due under the lease.

         The Company's other locations are leased space on a month-to-month basis. Rent expense was $41,000 for the year ended February 28, 2002 and $70,125 for the year ended February 28, 2001.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001

NOTE K - CAPITAL DEFICIT

During the year ended February 28, 1999, the Company sold, under Regulation D of the Federal Securities Act, 200,000 units at $.10 a unit. Each unit consists of one share of the Company's common stock and two common stock warrants. Each warrant is for the purchase of seven shares of common stock at $.35 a share. At February 28, 2002, 50 warrants remain outstanding.

The Company has issued shares of common stock for the following services rendered during the year ended February 28, 2002. The shares have been recorded at the quoted market value of the Company' stock on the dates issued.

                                                                Quoted
                                              Number of         Market
                                                Shares          Value
                                                ------          -----
               Board of Directors fees           750,000    $     112,500
               Consulting services             3,000,000          625,324
               Legal fees                        800,000          160,000
               Employees                       2,400,000          480,000
               Vendors                           175,000           26,250
                                            ------------    -------------

                                               7,125,000    $   1,404,074
                                            ============    =============

During the year ended February 28, 2001, the Company issued 150,000 shares of common stock for services rendered in fiscal 2000.

NOTE L - SEGMENTS

The Company operates in one business segment; the marketing of database information obtained from its website and others.


NOTE M - SUBSEQUENT EVENTS

         [1]      See Note H with respect to shares issued in March 2002.

         [2] On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder has personally pledged 2,000,000 shares of the Company's common stock as collateral for the loan. The loan is due and payable on June 11, 2002. If the loan is not repaid on the due date, the Company is required to issue 10,000 shares of the Company's common stock to the third party for each day the loan is past due. The loan has not been repaid.

         [3] On June 28, 2002, the Company entered into an Agreement and Release with AWP and PCG (see Note G), the holders of the Company's 8% convertible promissory notes. The Agreement and Release addresses the Company's noncompliance with the terms of the 8% convertible promissory notes.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001

NOTE M - SUBSEQUENT EVENTS (CONTINUED)

Pursuant to the Agreement and Release, AWP and PCG in the aggregate converted $200,000 of the 8% convertible promissory notes at a price of $0.04 per share, as adjuste, for an aggregate of 5,000,000 shares of the Company's common stock. Should the price of the Company's stock not reach and remain at $0.50 per share for a minimum period of thirty trading days within 120 days of a merger with an operating company, at an average volume of 150,000 shares per day, then the Company will issue a total of an additional 6,000,000 shares of its common stock to AWP and PCG. If a merger with an operating company does not occur within thirty days of the aforementioned agreement and release, AWP and PCG have the option to receive immediate repayment of their notes or to receive the additional 6,000,000 shares of common stock.

Also pursuant to the Agreement and Release described above, AWP exercised the warrants that were issued in conjunction with the 8% convertible promissory notes. These warrants were exercised on a cashless basis into 512,951 shares of the Company's common stock.

Upon the issuance of the 5,000,000 shares common stock in conjunction with the conversion of the $200,000 of 8% convertible promissory notes and the issuance of the 512,000 shares in conjunction with the exercise of the AWP, the 800,000 shares that have been held in escrow as security for the promissory notes are to be released and returned to the Company's president and chief executive officer.