Form 10KSB/A
period 2002-02-28
LCS GOLF INC
filed 2002-07-18
CIK 934306

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                 FORM 10-KSB/A-1

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

Business of the Issuer.

         Until approximately December 2001, when, except as noted below, we suspended all of our operations due to a lack of capital created, among other things, by a substantial negative cash flow, we offered information over the Internet through our four wholly owned subsidiaries:

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


 iFusion.com


         iFusion.com was an Internet marketing company that provided the following services:

         o creative and concept development;
         o national marketing program implementation and management;
         o corporate and package development; and
         o sweepstaking, and couponing;


         iFusion generated revenues from monthly retainers, subcontract work, and per project work. It ceased operation in December 2001.


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

 B III, Inc.


         We formerly designed and manufactured consumer products through B III. As noted above, we have ceased our manufacturing operations and incurred a write-off relating to these operations during the fiscal year ended February 28, 2001.


Current Operations


         Over the last 18 months we have continuously reduced our operations and within the past three months have suspended all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. During our last fiscal year, we incurred a net loss of $4,331,187 and negative cash flow from operations of $413,050. In order to resume and maintain operations for at least one year thereafter, we estimate that, exclusive of currently outstanding debt, we will require financing of at least approximately $100,000. Although we cannot assure you that this amount will be adequate for this purpose. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2002, we will most likely cease all operations and liquidate.


Employees

         We have two part-time employees, our two executive officers. We are currently accruing their salaries.

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


         We are in default under the loan agreement. On August 8, 2000, we entered into a forbearance agreement and amendment of our security agreement with Traffix. Traffix acknowledged receipt of a $50,000 payment against the principal balance of $500,000 due on the convertible note, funded personally by Michael Mitchell, our President and CEO. The related note was amended to provide for payment upon written demand. If there is a default under the terms of the forbearance agreement or the note, the interest rate will equal the prime rate as defined in the note plus 4% not to exceed 14%). Until payment of all amounts due under the note are made, the first amendment to the security agreement required us to pay 50% of the collections received for accounts receivable outstanding as of August 10, 2000, and 25% of collections for all new accounts receivable, within five days of receipt of the receivables. Payment is to be credited against amounts due under the note, first to interest, then to principal. Traffix was also to receive 50% of all other cash receipts including additional loans, cash equivalents and marketable securities generated by us from any source until payment in full of the amounts due under the note. The security agreement filed February 22, 2000 was amended to include all of our accounts and all securities or guarantees held by us in respect of the accounts and all account proceeds. In addition, Dr. Mitchell executed and delivered a guarantee on August 8, 2000 of up to $250,000 on the note (of which $237,500 has been paid against this guaranty as of the date hereof).

         On August 8, 2000, Traffix agreed to forbear from demanding payment of the note or commencing any action against us as long as it received at least $10,000.00 per month in payment of principal and interest on the note, or collections of the accounts receivable or from the guarantor, and we generated gross revenues of at least $75,000.00 per calendar month from the normal conduct of business. On May 16, 2001, the parties entered into an amendment to the forbearance agreement whereby the Company agreed to a payment schedule of approximately $10,000 per month to repay the promissory note and Traffix agreed not to take any actions with respect thereto. Any payments made by us to fulfill this obligation have been made by Dr. Mitchell and are included in the amount paid by him against his guarantee noted in the prior paragraph. As of the date hereof the note remains in default and we owe an aggregate of approximately $262,500 excluding any accrued interest thereon.

         On August 8, 2000, American Warrant Partners, LLC ("AWP") invested $300,000 in our Company. We issued an 8% convertible subordinated promissory note to AWP with a maturity date for the principal of August 8, 2002. The note is convertible into our common stock at $0.25 per share, subject to adjustment, that resulted in a beneficial conversion charge of approximately $201,000, which was expensed immediately since the note was convertible at anytime. Interest is payable on a quarterly basis commencing September 30, 2000. We also issued to AWP a warrant expiring on August 8, 2005 to purchase up to 600,000 shares of our common stock at the exercise price of $0.40 per share. The value of this warrant at grant date, utilizing the Black-Scholes option-pricing model, was approximately $99,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The value of this warrant is being amortized over five years or shorter if exercised. In addition, we entered into a registration rights agreement in which we promised to register the shares with the Securities and Exchange Commission as soon as reasonably practicable, but in no event later than September 15, 2000 and are subject to penalties because the Registration Statement was not declared effective by November 15, 2000. The penalties are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% until the exercise price reaches $0.05. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. To date, no such Registration Statement has been filed. Certain of our officers and directors agreed to a lock-up provision restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of the one year anniversary of the agreement, the effective date of the Registration Statement, or until we raise $1,000,000 in equity or debt financing. We also agreed that without prior written consent, until the earlier of 85% of the principal balance and interest is paid or converted to common stock, or 180 days from the date of the warrant agreement, we will not offer to sell or sell any of our common stock at a price per share (or conversion or exercise price per share) less than the average closing price per share of our common stock as quoted by the OTC Electronic Bulletin Board on the five days immediately prior to the close of the transaction. We also agreed to recommend and use our best efforts to elect a designee and representative of AWP as a member of the Board of Directors until the later of one year from the date of the agreement or until such time we receive $1,000,000 in equity or debt financing. AWP does not currently have a designee on our board of directors.

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

         On June 30, 2002, we entered into an Agreement and Release (the "Agreement") with AWP and Private Capital Group, LLC ("PCG"), the holders the Notes. Pursuant to the Agreement, AWP and PCG converted $200,000 of the principal of the Notes at a price of $0.04 per share for an aggregate of 5 million shares of our common stock. If the price of our common stock does not reach $0.50 per share and remain at that level or higher for 30 trading days thereafter, with an average trading volume of 150,000 shares per day during this period, within 120 days after our merger with an operating company, then we shall be obligated to issue an addition 6 million shares of our common stock to AWP and PCG. If we do not merge with an operating company within 30 days after the date of the Agreement, AWP and PCG have the option to receive immediate repayment of the remaining $300,000 balance on the Notes or the additional 6 million shares of our common stock. Also pursuant to the Agreement, AWP has exercised the warrants it received in connection with the issuance of the Notes on a cashless basis into 512,900 shares of our common stock. In addition, pursuant to the Agreement, 800,000 shares of our common stock belonging to Dr. Mitchell that had been held in escrow as security for the Notes have been released to him.


 Debt in Default

         The AWP loan of $300,000 placed us in default of the forbearance agreement that we signed with Traffix because we did not remit 50% of the loan proceeds to Traffix as required under the agreement. On August 30, 2000, Dr. Mitchell agreed to fund two payments of $50,000 each toward principal and interest on the Traffix loan, which he subsequently did. These amounts are included in the amounts noted above that Dr. Mitchell has paid to Traffix against his guarantee. We also agreed to increase from 25% to 50% of receipts from new accounts receivable that are payable to Traffix under the amended security agreement.

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

         PlayGolfNow has registered the following domain names:

o skiuniverse.com
o Golfpromo.net
o universe-online.com
o iFusion.com
o ifusion.net
o PlayGolfNow.com
o junior-golf.com
o targetmails.com
o myplaygolfnow.com
o WallStreetGolf.com
o freeis4me.com
o lcsgolf.com
o golfuniverse-online.com

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


WE ARE IN DEFAULT OF A SENIOR SECURED LOAN, WHICH MAY PREVENT US FROM RESUMING OPERATIONS.

         Our failure to remit 50% of the cash proceeds from the AWP transaction to Traffix resulted in one of a number of defaults under the forbearance agreement with Traffix. If Traffix elects to pursue its remedies under the forbearance agreement and we are unable to reach a resolution with Traffix acceptable to us, we may be unable to resume operations because Traffix's actions may prevent us from obtaining needed financing. Even if we do reach an amicable resolution with Traffix, which we have no reason to believe such resolution is possible, and resume operations, our efforts to satisfy continuing obligations under the Traffix agreements will significantly adversely impact any cash flow we may generate in the future because we must remit 50% from new accounts receivable until Traffix is paid in full.


OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.


         Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through February 28, 2002, our president made net advances of approximately $889,553. Our independent auditors report on our consolidated financial statements for the year ended February 28, 2002 includes language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our financial statements show an accumulated deficit of approximately $19,293,394. We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and obtain financing necessary to support these activities by September 2002, we will most likely be forced to cease all operations. In addition, any cash flow which we may generate will be significantly reduced because we must remit 50% of all accounts receivable we may collect to Traffix. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.


IF WE RESUME OUR BUSINESS, OUR SUCCESS WILL DEPEND, IN PART, UPON BROAD MARKET ACCEPTANCE OF PERMISSION EMAIL MARKETING SERVICES.


         As of the date hereof the marketing of our products and services has not generated significant revenue and has resulted in our incurring substantial losses and negative cash flow. Accordingly, in the event that we resume business operations and use the Internet to market our services, we cannot assure you that our business will ever be commercially viable. In any event, the growth of the Internet remains fairly recent and advertising on the Internet even more so. The Internet may not be accepted as a viable long-term commercial marketplace and medium of commerce for a number of reasons, including potentially inadequate development of necessary Internet infrastructure, government regulation or delayed development of enabling technologies and performance improvements. The market for permission email marketing services is in its infancy, and we are not certain whether our target customers will widely adopt and deploy this technology. Permission email is email in response to an inquiry from a proposed customer who has requested information relating to products or services. Even if our target customers do so, they may not choose our services for technical, cost, support or other reasons. Adoption of permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. We believe that the promotion of the concept of permission email marketing will require us to engage in an intensive marketing and sales effort to educate prospective customers regarding the uses and benefits of our products and services. Enterprises that have already invested substantial resources in other advertising methods may be reluctant or slow to adopt our new approach.

         Any future growth we may have will also depend on the commercial success of our Golf Promo l Network, Targetmails and Ifusionc that comprise our network. If our customers do not adopt and utilize our services at a rate significantly greater than they have in the past, our business will not succeed. Furthermore, the Internet advertising and permission email services market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we resume our operations and we are unable to develop and introduce products or enhancements to our service offering in a timely manner, if at all, we may not be able to successfully compete.


COMPETITION IN THE MARKET FOR INTERNET ADVERTISING AND DIRECT MARKETING IS INTENSE AND, IF WE RESUME OPERATIONS, COULD ADVERSELY AFFECT OUR BUSINESS.


         If we resume our business, many of our current and potential competitors, such as 24/7 Media, Inc., Postmaster Direct, Inc., Exactis, Inc., DoubleClick, Inc. and YesMail, Inc., have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we will. Some of our potential competitors are large and well-capitalized companies. In addition, some of our competitors may include website owners who own permission email lists. If we resume our operations, we expect that we will face competition from these and other competitors, including Internet portals, traditional list brokers, banner advertising managers, independent list managers, incentive-based subscriber lists and customer management and retention service companies.


IF WE RESUME OPERATIONS, OUR FAILURE TO DEVELOP AND MAINTAIN OUR SALES, MARKETING AND SUPPORT ORGANIZATION AND RELATIONSHIPS WITH OUR PRIOR NETWORK PARTNERS AND THIRD PARTY LIST MANAGERS WOULD LIMIT OUR BUSINESS.


         If we resume our business and we fail to substantially develop our direct and indirect sales and marketing operations and our relations with our prior network of independent products and services providers, our growth will be limited. The products and services we would offer will require a sales effort targeted to our prospective customers. We may be unable to hire, train or retain the kind and number of sales and marketing personnel we will need for this effort because competition for qualified sales and marketing personnel is intense. In addition, if we resume operations we plan to rely increasingly on advertising agencies and direct marketers to utilize the services we may offer. If we do not effectively establish and manage our sales and marketing personnel, our business could suffer.


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

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER WITHOUT AN ADEQUATE REPLACEMENT WOULD REQUIRE US TO TERMINATE ALL OPERATIONS.

         Dr. Michael Mitchell, our president and chief executive officer, is one of only two remaining employees. If Dr. Mitchell leaves the Company or is otherwise unable to act as our Chief Executive Officer, we will be required to terminate all operations unless we are able to find an adequate replacement.


IF WE RESUME OUR BUSINESS, THERE ARE PRIVACY CONCERNS AND POTENTIAL RESTRICTIONS WITH RESPECT TO OUR SERVICES THAT COULD NEGATIVELY AFFECT OUR BUSINESS.

         If we resume our business, our technology will collect and utilize data derived from user activity in the Golf Promo Network. Our network will enable the use of personal profiles, in addition to other mechanisms, to deliver targeted marketing materials, to help compile demographic information and to limit the frequency with which an advertisement is shown to a user. The effectiveness of our technology and the success of our business could be limited by any reduction or limitation in the use of personal profiles. These personal profiles contain bits of information keyed to a specific server, file pathway or directory location that is stored in the user's hard drive. Personal profiles, commonly referred to as cookies, are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of his browser settings. In addition, a user can configure currently available applications to prevent personal profiles from being stored on his hard drive. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of personal profiles. In the event this were to occur, our business, if resumed, would likely suffer.

IF WE RESUME OPERATIONS, GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES OF DOING BUSINESS ON THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS.


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


IF WE RESUME OPERATIONS, WE MAY FACE CLAIMS FOR ACTIVITIES OF OUR CUSTOMERS WHICH COULD HARM OUR BUSINESS.

         If we resume our business, our customers' promotion of their products and services may not comply with federal, state and local laws. A wide variety of laws and regulations govern the content of advertisements and regulate the sale of products and services. There is also uncertainty as to the application of these laws to the emerging business of advertising on the Internet. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Accordingly, if we resume our operations, we may face civil or criminal liability for unlawful advertising or other activities of our customers. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability. Any costs incurred as a result of this kind of liability or asserted liability could harm our business.

Item 2. DESCRIPTION OF PROPERTY


         We do not own any real property. On June 12, 2001, we entered into a lease for office space located at 7109 Fairway Drive, Suite 100, Palm Beach, Florida 33417, which we no longer occupy. We are still liable for rental payments on the lease which we estimate to be approximately $100,000. We currently utilize space in the residence of Dr. Mitchell, at 3 Tennis Court Road, Mahopac, New York 10541 for no rental.


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


         On March 21, 2002, we issued 150,000 restricted shares of our common stock for management services rendered to us.


         On May 28, 2002, we issued 200,000 shares of our common stock to a lender in connection with a $75,000 loan made to us.


         On June 30, 2002, pursuant to the Agreement with AWP and PCG, we issued an aggregate of 5,512,951 shares of our common stock to AWP and PCG upon conversion of a portion of their notes and exercise of certain warrants.

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

OVERVIEW


         We are a holding company that until December 31, 2001 operated as a provider of outsourcing of permission e-mail marketing technologies and services. We provided permission email direct marketing services through Golfpromo.net and Targetmails.com., Internet and direct marketing services through iFusion.com and PlayGolfNow.com, Golf ecommerce news and information through a vertical golf portal and discounts on golf services.



         We have terminated almost all of our operations and released all but two of our employees, our two executive officers, neither of whom is drawing a salary. We currently operate our email marketing business at very limited levels, which generates no material revenues. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2002, we will most likely cease all operations.


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

Selling, General and Administrative


         Selling, general and administrative expenses were $3,747,834 for the year ended February 28, 2002 compared to $3,469,923 for the year ended February 28, 2001.

 Goodwill Expense


         Due to changes in our business focus during the fourth quarter ended February 28, 2001, we decided to write-off all of the goodwill associated with a contract with Joe Namath valued at approximately $1,269,000.


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

Liquidity and Capital Resources


         Over the last 18 months we have continuously reduced our operations and within the past three months have suspended all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. During our last fiscal year, we incurred a loss of $4,331,187 and negative cash flow from operations of $413,050. In order to resume and maintain operations for at least one year thereafter, we estimate that, exclusive of currenlty outstanding debt, we will require financing approximating $100,000, although we cannot assure that we will not require more financing for this purpose. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2002, we will most likely cease all operations.


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


         Alex Bruni has served as our Chief Operating Officer since 1999. He obtained a BBA in Accounting and a MS in Taxation from Hofstra University. From 1988 through 1998 Mr. Bruni worked at American Express as the Director of
International Taxes, managing a staff of five tax accountants while also managing and planning American Express international operations. From March 1998 through February 1999 Mr. Bruni was the President of PlayGolfNow, Inc., which was acquired by the Company in 1999.


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

Signature Title Date

/s/ Dr. Michael Mitchell   President, Chief Executive Officer and
------------------------   Chairman (Principal Executive Officer)
Dr. Michael Mitchell

July 17, 2002


/s/ Alex Bruni
-------------------------  Chief Operating Officer,
Alex Bruni                 Principal Financial and
                           Accounting Officer

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of LCS Golf, Inc. and subsidiaries as of February 28, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended February 28, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note A [3], the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company, as of February 28, 2002, has a capital deficit, a significant working capital deficiency, has incurred significant recurring losses from operations and has had to rely on loans from its majority stockholder and others. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note A [3]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


Eisner LLP [formerly Richard A. Eisner & Company, LLP]


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

[2] On May 24, 2001, the Company entered into an agreement with Private Capital Group, LLC ("PCG") (an entity related to AWP) for the sale of $200,000 of 8% convertible debentures with Private Capital Group, LLC ("PCG") ( an entity related to American Warrant Partners) which can be converted at any time by the holder or will automatically convert into common stock in five years, at the lower of $0.12 per share or 80% of the market price as defined. The $200,000 Note has been personally guaranteed by the Company's major stockholder/president with 750,000 of his shares of the Company's stock being held in escrow. The Company also agreed to file a registration statement for the shares but no later than sixty calendar days from June 15, 2001. The Company did not file the registration statement within the sixty-day period. The lenders waived this noncompliance. At February 28, 2002, the Company had received $175,000 of proceeds from this note. The Company has recorded a charge of $175,000 for the year ended February 28, 2002. The charge represents the beneficial conversion feature resulting from the differences between the fair market value of the shares at the date of issuance of the debt and the effective conversion rate for the convertible debentures.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2002 and 2001

NOTE M - SUBSEQUENT EVENTS (CONTINUED)

Pursuant to the Agreement and Release, AWP and PCG in the aggregate converted $200,000 of the 8% convertible promissory notes at a price of $0.04 per share, as adjusted, for an aggregate of 5,000,000 shares of the Company's common stock. Should the price of the Company's stock not reach and remain at $0.50 per share for a minimum period of thirty trading days within 120 days of a merger with an operating company, at an average volume of 150,000 shares per day, then the Company will issue a total of an additional 6,000,000 shares of its common stock to AWP and PCG. If a merger with an operating company does not occur within thirty days of the aforementioned agreement and release, AWP and PCG have the option to receive immediate repayment of their notes or to receive the additional 6,000,000 shares of common stock.

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