Form 10QSB
period 2002-05-31
LCS GOLF INC
filed 2002-11-18
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                           Commission File No. 0-30420


                                 LCS GOLF, INC.
             (Exact Name of Registrant as specified in its charter)


                       Delaware                          11-3200338
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)           Identification No.)

                3 Tennis Court Road
              Mahopac, New York 10541                       77067
       (Address of Principal Executive Offices)          (Zip Code)


                                  845-621-3945
                            Issuer's telephone number


                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ___
    ---


Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 43,120,176 shares of Common Stock, par value $0.001 as of October 31, 2002

Transition small business disclosure format (check one)     Yes         No    X
                                                                ------      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        LCS GOLF, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                        May 31, 2002        February 28, 2002
                                                                                        ------------        -----------------
                                                                                        (Unaudited)
ASSETS
Current assets:
   Accounts receivable, net of allowance for doubtful accounts of $0 and $144,406    $         ----           $           496
      at May 31, 2002 and February 28, 2002, respectively
Fixed assets, net                                                                             38,286                   41,744
Deferred financing costs, net                                                                  8,657                   26,110
Security deposits and other assets                                                                --                    9,293
                                                                                     ---------------          ---------------

                                                                                     $        46,943          $        77,643
                                                                                     ===============          ===============
LIABILITIES
Current liabilities:
   Cash overdraft                                                                    $        21,075           $       15,122
   Accounts payable                                                                          616,810                  673,816
   Accrued Expenses                                                                        2,397,168                2,368,475
   Liabilities to be paid with Common Stock                                                      ---                  304,000
   Debt in default                                                                           262,500                  272,500
   Debt not in compliance with terms                                                         489,120                  476,745
   Notes payable                                                                             100,000                   25,000
   Loans from stockholder/president                                                          905,960                  889,553
   Other current liabilities                                                                  54,924                   51,925
                                                                                     ---------------          ---------------

      Total current liabilities                                                            4,847,557                5,077,136
                                                                                     ---------------          ---------------

Commitments (Notes E, F and J)

CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized; 35,207,225 and
   27,407,225 shares issued and outstanding, respectively; 9,750,000 shares
   issuable at February 28,2002                                                               35,207                   27,407
Additional paid-in capital                                                                14,664,694               14,266,494
Accumulated deficit                                                                      (19,500,515)             (19,293,394)
                                                                                                              ---------------

      Total capital deficit                                                               (4,800,614)              (4,999,493)
                                                                                     ---------------          ---------------


                                                                                     $        46,943          $        77,643
                                                                                     ===============          ===============
The notes to the condensed consolidated financial statements are made a part hereof.

                         LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED MAY 31,
                                                   ----------------------------
                                                      2002            2001
                                                  ------------  -------------
                                                  (UNAUDITED)      (UNAUDITED)

NET REVENUES                                        $   20,365  $      89,679

COST OF REVENUES                                         ----          40,498
                                                  ------------  -------------

GROSS PROFIT                                            20,365         49,181

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           147,943      1,676,979
                                                  ------------  -------------

LOSS FROM OPERATIONS                                  (127,578)    (1,627,798)

Interest expense                                       (74,250)      (333,477)
                                                  ------------  -------------

NET LOSS                                          $   (201,828) $  (1,961,275)
                                                  ============  =============

NET LOSS PER SHARE - BASIC AND DILUTED            $       (.01) $        (.10)
                                                  ============  =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       36,380,051     20,507,225
                                                  ============  =============

The notes to the condensed consolidated financial statements are made a part hereof.

                         LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED MAY 31,
                                                     --------------------------
                                                          2002         2001
                                                      -----------  -----------
                                                      (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ (201,828)  $(1,961,275)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                         3,458        23,703
    Common stock issued and to be issued
      for services                                       20,000     1,370,750
    Financing Charge - non cash                          17,453       239,000
  Changes in:
    Accounts receivable                                     496        24,388
    Prepaid and other current assets                      ----         (1,441)
    Security deposits and other assets                    ----          1,007
    Accounts payable and accrued expenses                70,062       191,501
    Other current liabilities                             2,999          ----
                                                       --------    ----------

NET CASH USED IN OPERATING ACTIVITIES                   (87,360)     (112,367)
                                                       --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Overdraft                                          5,953          ----
  Proceeds from notes issued                             75,000       125,000
  Repayment of note                                     (10,000)      (20,000)
  Proceeds from major stockholder/president loans        16,407       100,715
  Repayment of major stockholder/president loans          ----        (62,300)
                                                       --------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                87,360       143,415
                                                       ---------   ----------

NET INCREASE/DECREASE IN CASH                              ----        31,048

CASH - MARCH 1                                             ----         1,514
                                                       --------    ----------

CASH - MAY 31                                          $   ----    $   32,562
                                                       ========    ==========

NON-CASH TRANSACTIONS
Issuance of Common Stock for Liabilities               $390,000          ----

The notes to the condensed consolidated financial statements are made a part hereof.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2002



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

         The Company was engaged in the acquisition and operation of companies which provide products and services to the golf playing public and marketing the database information obtained from its websites. These products and services included discounted green fees and other services, and a golf website (http://www.golfuniverse.com) which provides various golf-related hyperlinks to other golf websites and golf course previews. Since March 1, 2001, the Company has very limited operations.

         The Company formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. These products consisted of specialty pillows which LCS Golf planned to sell on its websites. LCS Golf had outsourced its manufacturing operations to produce the Company's line of products utilizing its machinery and equipment. Since March 1, 2001, the manufacturing segment has been idle due to the Company's decision not to allocate funds to this segment and to concentrate all of its resources in its database and Internet marketing business. If the Company is able to raise additional capital, it intends to resume its manufacturing operations.

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

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
May 31, 2002


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]      Basis of presentation:  (continued)

         Through May 31, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses, has incurred significant recurring losses and has not been in compliance with its debt terms. In addition, the Company has a significant working capital deficiency and a capital deficit. Although the Company has been able to issue its common stock for a significant portion of its expenses and has had to rely on loans from its major stockholder/president and others, it is not known whether the Company will be able to continue this practice. It is also not known if the Company will be able to meet its operating expense requirements.

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

[4]      Interim Financial Data

         Those condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securites and Exchange Commission. In the opinion of management, the accompanying audited financial statements include all normal recurring adjustments necessary for the information presented not to be misleading. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2001 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or any other period.

         There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the fiscal year 2002 Annual Report on Form 10-KSB.

[5]      Depreciation of equipment:

         Depreciation is provided utilizing the straight-line method over the estimated useful lives of the related assets. For income tax purposes, accelerated depreciation methods are utilized for certain assets.

[6]      Deferred income taxes:

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2002



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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2002



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

The Company entered into a ten-year licensing agreement with Traffix for the use of its database for a monthly payment of $5,000 which can be used to offset the remaining balance owed to Traffix. No such payments have been made by Traffix.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2002



NOTE B - DEBT IN DEFAULT  (CONTINUED)



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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2002


NOTE C - DEBT NOT IN COMPLIANCE WITH TERMS

         [1] On August 8, 2000, AWP loaned the Company $300,000 evidenced by 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible, at the option of AWP, into common stock at $.25 per share (market price of $.4375 per share), subject to adjustment which resulted in a discount of the note of approximately $201,000. This discount was immediately recognized as interest expense due to the ability of AWP to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five-year warrant expiring on August 8, 2005 to purchase 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option-pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000. This amount is to be amortized over the life of the two-year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company has recorded additional interest expense of approximately $228,000 during the year ended February 28, 2001. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15, 2000 and since a Registration Statement was not declared effective by November 15, 2000, the terms of the agreement are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% per 30-day period, until the exercise price reaches $0.05. Pursuant to this provision, at Feburary 28, 2002, the reduced conversion price and the exercise prices were each $0.04 respectively. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Pursuant to this provision, the Company has recorded interest expense of $6,000 for the quarter ended May 31, 2002 and $6,000 for the quarter ended May 31, 2001. As of February 28, 2001, the interest rate was 15%. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of AWP to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing.

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

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
May 31, 2002


NOTE C - DEBT NOT IN COMPLIANCE WITH TERMS  (CONTINUED)

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

As of January 31, 2002 the Company had not filed its quarterly report on Form 10-QSB for the period ending November 30, 2001 within the time required pursuant to Rule 13a-13 of the Securities Exchange Act of 1934. PCG considered this to be an event of default as defined in the debenture agreement and demanded that the Company cure this default within thirty business days in accordance with the debenture agreement. The Company believed that it cured this default with the filing of this Form 10-QSB for the period ending November 30, 2001 on February 11, 2002.

The Company has not paid the interest due on the promissory note, which American Warrant considers this to be an event of default under the note. This default was not cured within twenty calendar days therefore, the principal and accrued interest are payable immediately.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2002


NOTE D - Bridge Note

         On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder has personally pledge 2,000,000 shares of the Company's common stock as collateral for the loan. The loan is due and payable on June 11, 2002. If the loan is not repaid on the due date, the Company is required to issue 10,000 shares of the Company's common stock to the third party for each day the loan is past due. The loan has not been repaid.

         As of November 10, 2002, the Company is obligated to issue an additional 1,520,000 shares of its common stock.

NOTE E - SUBSEQUENT EVENTS

         On June 28, 2002,  the Company  entered  into an Agreement  and Release with AWP and PCG (see Note C), the holders of the Company's 8% convertible promissory notes. The Agreement and Release addresses the Company's noncompliance with the terms of the 8% convertible promissory notes.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2002


NOTE E - SUBSEQUENT EVENTS (CONTINUED)

Pursuant to the Agreement and Release, AWP and PCG in the aggregate converted $200,000 of the 8% convertible promissory notes at a price of $0.04 per share, as adjusted, for an aggregate of 5,000,000 shares of the Company's common stock. Should the price of the Company's stock not reach and remain at $0.50 per share for a minimum period of thirty trading days within 120 days of a merger with an operating company, at an average volume of 150,000 shares per day, then the Company will issue a total of an additional 6,000,000 shares of its common stock to AWP and PCG. Since a merger with an operating company did not occur within thirty days of the aforementioned agreement and release, AWP and PCG have the option to receive immediate repayment of their notes or to receive the additional 6,000,000 shares of common stock. At July 28, 2002, we recorded an accrual for $420,000 related to these shares.

Also pursuant to the Agreement and Release described above, AWP exercised the warrants that were issued in conjunction with the 8% convertible promissory notes. These warrants were exercised on a cashless basis into 512,951 shares of the Company's common stock.

Upon the issuance of the 5,000,000 shares common stock in conjunction with the conversion of the $200,000 of 8% convertible promissory notes and the issuance of the 512,951 shares in conjunction with the exercise of the AWP warrant, the 800,000 shares that have been held in escrow as security for the promissory notes are to be released and returned to the Company's president and chief executive officer.

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

We have terminated almost all of our operations and released all but one of our employees, our two executive officers, neither of whom is drawing a salary. We currently operate our email marketing business at very limited levels, which generates no material revenues. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by December 2002, we will most likely cease all operations.

Results of Operations

Three Months  Ended  May 31, 2002,  Compared to Three Months Ended May 31, 2001

Revenues

         Our revenues for the three months ended May 31, 2002 were $20,365 as compared to $89,679 for the three months ended May 31, 2001. This decrease resulted primarily from our substantial reduction in operations.

Cost of Revenue

         Cost of revenues was $0 for the three months ended May 31, 2002 as compared to $40,498 for the prior three months ended May 31, 2001. This decrease resulted primarily from our substantial reduction in operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $147,953 for the three months ended May 31, 2002 as compared to $1,676,979 for the three months ended May 31, 2001

Interest Expense

         Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $74,250 for the three months ending May 31, 2002 compared to $333,477 for the three months ending May 31, 2001.

Income Taxes

         No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through February 28, 2002. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Liquidity and Capital Resources

         Cash Balance, Working Capital and Cash Flows from Operating Activities

         We had a negative cash flow from operations of $(87,300) during the three month period ended May 31, 2002.

         Over the 24 month period ending March 31, 2002, we continuously reduced our operations so that as of that date we had suspended almost all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. In order to resume and maintain operations for at least one year thereafter, we estimate that, exclusive of currently outstanding debt, we will require financing approximating $100,000, although we cannot assure that we will not require more financing for this purpose. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by December 2002, we will most likely cease all operations.

         On May 28, 2002 we entered into a loan agreement with an unaffiliated party pursuant to which we borrowed $75,000. The loan bears no interest and was repayable by June 12, 2002. We issued 200,000 shares of our common stock to the lender. The loan remains outstanding as of the date of this filing. We are obligated to issue 10,000 shares of our common stock to the lender for each day that the loan remains unpaid. As of November 10, 2002, we are obligated to issue an additional 1,520,000 shares of our common stock.

         On June 28, 2002, we entered into an Agreement and Release with certain debtholders. In connection with the Agreement and Release, at July 28, 2002, since we did not complete a merger with an operating company within thirty days, we became obligated to issue 6,000,000 shares of our common stock.


         We continue to have a significant working capital deficiency and to generate substantial operating losses.

Issues and Uncertainties

Forward Looking Statements

         Certain statements in this Report, and any documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. These forward-looking statements include, among others, words such as "expects," "anticipates," "intends," "believes" and other similar language. Our actual results could differ materially from those discussed herein. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Factors that could cause or contribute to such differences include, but are no limited to, the risks discussed in the risk factors set forth below, which are not meant to be all inclusive.

Risks Associated with our Company

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

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through May 31, 2002, our president made net advances of approximately $905,960. Our independent auditors report on our consolidated financial statements for the year ended February 28, 2002 and the notes to our unaudited financial statements for the three months ended May 31, 2002, include language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our August 31, 2002 unaudited financial statements show an accumulated deficit of approximately ($19,501,000.) We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and obtain financing necessary to support these activities by December 2002, we will most likely be forced to cease all operations. In addition, any cash flow which we may generate will be significantly reduced because we must remit 50% of all accounts receivable we may collect to Traffix. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

IF WE RESUME OUR BUSINESS, OUR SUCCESS WILL DEPEND, IN PART, UPON BROAD MARKET ACCEPTANCE OF PERMISSION EMAIL MARKETING SERVICES.

         The marketing of our products and services, even when active, has never generated significant revenue and has resulted in our incurring substantial losses and negative cash flow. Accordingly, in the event that we resume business operations and use the Internet to market our services, we cannot assure you that our business will ever be commercially viable. In any event, the growth of the Internet is fairly recent and advertising on the Internet even more so. The Internet may not be accepted as a viable long-term commercial marketplace and medium of commerce for a number of reasons, including potentially inadequate development of necessary Internet infrastructure, government regulation or delayed development of enabling technologies and performance improvements. The market for permission email marketing services is in its infancy, and we are not certain whether our target customers will widely adopt and deploy this technology. Permission email is email in response to an inquiry from a proposed customer who has requested information relating to products or services. Even if our target customers do so, they may not choose our services for technical, cost, support or other reasons. Adoption of permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. We believe that the promotion of the concept of permission email marketing will require us to engage in an intensive marketing and sales effort to educate prospective customers regarding the uses and benefits of our products and services. Enterprises that have already invested substantial resources in other advertising methods may be reluctant or slow to adopt our approach.

         Any future growth we may have will also depend on the commercial success of our Golf Promo l Network, Targetmails and Ifusionc [DO WE STILL HAVE THESE WHATEVER THEY ARE???] that comprise our network. If our customers do not adopt and utilize our services at a rate significantly greater than they have in the past, our business will not succeed. Furthermore, the Internet advertising and permission email services market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we resume our operations and we are unable to develop and introduce products or enhancements to our service offering in a timely manner, if at all, we may not be able to successfully compete.

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

         If we resume our business and we fail to substantially develop our direct and indirect sales and marketing operations and our relations with our prior network of independent product and service providers, our growth, if any, will be limited. The products and services we would offer will require a sales effort targeted to our prospective customers. We may be unable to hire, train or retain the kind and number of sales and marketing personnel we will need for this effort because competition for qualified sales and marketing personnel is intense. In addition, if we resume operations we plan to rely increasingly on advertising agencies and direct marketers to utilize the services we may offer. If we do not effectively establish and manage our sales and marketing personnel, our business could suffer.

         We must renew and maintain relationships with our prior network of independent product and service providers, such as Click Here to Find.Com, Golf Illustrated, Inc. and Telemundo, who provided us with access to permission email lists when we were operational. We entered into agreements with these independent providers that were generally for an initial term of one to three years, with an automatic annual renewal. Pursuant to these contracts, we provided these providers with resale and tracking services by selling direct marketers access to their lists, and they received a percentage of our revenue. None of these agreements are currently in effect and we cannot assure you that these agreements, if renewed, will generate revenues adequate to support our operations. In addition to these independent providers, we had reseller arrangements with third party list managers under which we paid a fixed fee for the nonexclusive use of their lists for specific campaigns. These third party list managers were not contractually obligated to provide us with access to their lists. A majority of the email addresses that we had access to through our proprietary list, our network of independent product and service providers and our list managers was comprised of addresses from list managers. If we fail to renew, maintain and thereafter increase our relationships with these independent providers and third party list managers, our ability to successfully reestablish our business could fail.

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


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         [PLEASE UP DATE SINCE 7/8/02.]


ITEM 2.  Change in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         [HAVE THERE BEEN ANY???].

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits

99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports of Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LSC GOLF, INC.



                                         By:   /s/ MICHAEL MITCHELL
                                               ---------------------------------
                                               Michael Mitchell
                                               Chairman and Principal Executive
                                               Officer




                                         By:   /s/ ALEX BRUNI
                                               ---------------------------------
                                               Alex Bruni
                                               Principal Accounting and
                                               Financial Officer



Date:  November ___, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCS Golf, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Mitchell, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November   , 2002
         --




Michael Mitchell, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCS Golf, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Bruni, Chief Financial Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November    , 2002
         ---





Alex Bruni, Chief Financial Officer