Form 10QSB/A
period 2002-05-31
LCS GOLF INC
filed 2002-11-18
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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

Upon the issuance of the 5,000,000 shares common stock in conjunction with the conversion of the $200,000 of 8% convertible promissory notes and the issuance of the 512,951 shares in conjunction with the exercise of the AWP warrant, the 800,000 shares that have been held in escrow as security for the promissory notes were released and returned to the Company's president and chief executive officer.

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $147,953 for the three months ended May 31, 2002 as compared to $1,676,979 for the three months ended May 31, 2001. This decrease resulted primarily from our substantial reduction in operations.

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

Liquidity and Capital Resources

         Cash Balance, Working Capital and Cash Flows from Operating Activities

         We had a negative cash flow from operations of $(87,300) during the three month period ended May 31, 2002 and we continue to be in a cash overdraft position.

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

         On May 28, 2002 we entered into a loan agreement with an unaffiliated party pursuant to which we borrowed $75,000. The loan bears no interest and was repayable by June 11, 2002. We issued 200,000 shares of our common stock to the lender. The loan remains outstanding as of the date of this filing. We are obligated to issue 10,000 shares of our common stock to the lender for each day that the loan remains unpaid. As of November 10, 2002, we are obligated to issue an additional 1,520,000 shares of our common stock.

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

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through May 31, 2002, our president made net advances of approximately $905,960. Our independent auditors report on our consolidated financial statements for the year ended February 28, 2002 and the notes to our unaudited financial statements for the three months ended May 31, 2002, include language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our May 31, 2002 unaudited financial statements show an accumulated deficit of approximately ($19,501,000.) We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and obtain financing necessary to support these activities by December 2002, we will most likely be forced to cease all operations. In addition, any cash flow which we may generate will be significantly reduced because we must remit 50% of all accounts receivable we may collect to Traffix. Accordingly, any purchaser of our securities should be prepared to lose his entire investment. See Notes B through E to our unaudited consolidated financial statements for the three month period ending May 31, 2002, for information relating to additional defaults by us on our outstanding indebtedness.

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


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None


ITEM 2.  Change in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         See  Notes  B  through  E  to  our  unaudited   consolidated  financial
         statements for the three month period ending May 31, 2002.

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



Date:  November 15, 2002

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





November 15, 2002





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




November 15, 2002






Alex Bruni, Chief Financial Officer