Form 10QSB
period 2002-08-31
LCS GOLF INC
filed 2002-11-18
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                           Commission File No. 0-30420


                                 LSC GOLF, INC.
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        LCS GOLF, INC. AND SUBSIDIARIES
                          CONSOLIDTAED BALANCE SHEETS

                                                                                      August 31, 2002        February 28, 2002
                                                                                       ------------         -----------------
                                                                                        (Unudited)
ASSETS
Current assets:
   Accounts receivable, net of allowance for doubtful accounts of $144,406           $             0         $            496
at February 2, 2002
Fixed assets, net                                                                             34,827                   41,744
Deferred financing costs, net                                                                      0                   26,110
Security deposits and other assets                                                                 0                    9,293
                                                                                     ---------------          ---------------

                                                                                     $        34,827          $        77,643
                                                                                     ===============          ===============
LIABILITIES
Current liabilities:
   Cash overdraft                                                                    $        22,090          $        15,122
   Accounts payable                                                                          618,135                  673,816
   Accrued Expenses                                                                        2,486,151                2,368,475
   Liabilities to be paid with Common Stock                                                   60,750                  304,000
   Debt in default                                                                           262,500                  272,500
   Debt not in compliance with terms                                                         301,445                  476,745
   Notes payable                                                                             100,000                   25,000
   Loans from stockholder/president                                                          905,480                  889,553
   Other current liabilities                                                                  54,925                   51,925
                                                                                     ---------------          ---------------

      Total current liabilities                                                            4,811,476                5,077,136
                                                                                     ---------------          ---------------

CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized; 43,120,176 and
   27,407,225 shares issued and outstanding, respectively ; 6,810,000 and
   9,750,000 shares issuable, respectively                                                43,120,000                   27,407
Additional paid-in capital                                                                14,897,781               14,266,494
Accumulated deficit                                                                      (19,717,550)             (19,293,394)
                                                                                     ---------------          ---------------

      Total capital deficit                                                               (4,776,649)              (4,999,493)
                                                                                     ---------------          ---------------


                                                                                     $        34,827          $        77,643
                                                                                     ===============          ===============
                       See notes to consolidated financial statements

                       LCS GOLF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED AUGUST 31,    SIX MONTHS ENDED AUGUST 31,
                                                 -----------------------------   ----------------------------
                                                     2002             2001           2002            2001
                                                 ------------     ------------   ------------    ------------
                                                 (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)

NET REVENUES                                     $     11,543     $    109,851    $    31,908    $    199,530

COST OF REVENUES                                          --            25,808             --          66,306
                                                 ------------     ------------   ------------    ------------

                                                       11,543           84,043         31,908         133,224

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $37,000, $0, $57,000 AND $0,
  respectively OF EXPENSES PAID WITH
  COMMON STOCK)                                       123,355          466,465        271,298       2,143,444
                                                 ------------     ------------   ------------    ------------

LOSS FROM OPERATIONS                                 (111,812)        (382,422)      (239,390)     (2,010,220)

Interest expense                                     (110,516)         (57,323)      (184,766)       (390,800)
                                                 ------------     ------------   ------------    ------------

NET LOSS                                         $   (222,328)    $   (439,745)  $   (424,156)   $ (2,401,020)
                                                 ============     ============   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED           $       (.01)   $        (.02) $        (.01)  $        (.10)
                                                 ============     ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      42,711,320       26,265,263     39,545,686      23,163,611
                                                 ============     ============   ============    ============


  See notes to consolidated financial statements.

                          LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED AUGUST 31,
                                                    ----------------------------
                                                       2002              2001
                                                    -----------       -----------
                                                     (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              (844,156)       $(2,401,020)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                        6,917             33,288
    Issuance of common stock for services - net         57,000          1,398,399
    Financing Charge - Non Cash                        483,460            239,000
  Changes in:
    Accounts receivable                                    496             45,632
    Prepaid and other current assets                        --              9,478
    Security deposits and other assets                   9,293             25,494
    Accounts payable and accrued expenses              196,096            515,362
    Other current liabilities                            2,999             47,925
                                                    -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                  (87,895)           (86,442)
                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                  --            (13,610)
                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Overdraft                                        6,968                  --
  Proceeds from note issued                             75,000            133,250
  Repayment of note                                    (10,000)           (40,000)
  Proceeds from major stockholder/president loans       15,927            125,989
  Repayment of major stockholder/president loans            --            (92,338)
                                                    -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               87,895            126,901
                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH                              0             26,849

CASH - BEGINNING OF PERIOD                                   0              1,514
                                                    -----------       -----------

CASH - END OF PERIOD                                $        0         $   28,367
                                                    ===========       ===========


NONCASH ACTIVITY:
Liabilities paid with common stock                  $  390,000        $ 1,287,250

See notes to the consolidated financial statements.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2002



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

         The Company was engaged in the acquisition and operation of companies which provide products and services to the golf playing public and marketing the database information obtained from its websites. These products and services included discounted green fees and other services, and a golf website (http://www.golfuniverse.com) which provides various golf-related hyperlinks to other golf websites and golf course previews. As of August 31, 2002, the Company has very limited operations.

         The Company formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. These products consisted of specialty pillows which LCS Golf planned to sell on its websites. LCS Golf had outsourced its manufacturing operations to produce the Company's line of products utilizing its machinery and equipment. During the quarter and six months ended August 31, 2002, the manufacturing segment was idle due to the Company's decision not to allocate funds to this segment and to concentrate all of its resources in its database and Internet marketing business. If the Company is able to raise additional capital, it intends to resume its manufacturing operations.

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

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
August 31, 2002


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]      Basis of presentation:  (continued)

         Through August 31, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses and has incurred significant recurring losses. In addition, the Company has a significant working capital deficiency and a capital deficit. Although the Company has been able to issue its common stock for a significant portion of its expenses and has had to rely on loans from its major stockholder/president and others, it is not known whether the Company will be able to continue this practice. It is also not known if the Company will be able to meet its operating expense requirements.

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

[4]      Interim Financial Data

         Those condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securites and Exchange Commission. In the opinion of management, the accompanying audited financial statements include all normal recurring adjustments necessary for the information presented not to be misleading. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended May 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or any other period.

         There have been no significant changes in the accounting policies of the Company. There were no signifccant changes in the Company's commitments and contingencies as previously described in the fiscal year 2002 Annual Report on Form 10-KSB.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2002



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]      Loss per share:

         Loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding, including shares with respect to liabilities to be paid with common stock, during each period. The effect of outstanding potential common shares, including stock options, warrants and convertible debt is not included in the per share calculations as it would be anti-dilutive.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2002



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

The Company entered into a ten-year licensing agreement with Traffix for the use of its database for a monthly payment of $5,000 which can be used to offset the remaining balance owed to Traffix. During the quarter and six months ended August 31, 2002, no such payments were made.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2002


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

On May 16, 2001, the Company entered into an agreement Traffix, Inc. which amended the aforementioned Forbearance Agreement dated August 8, 2000. The Company agreed to pay $10,000 on signing. Upon the closing of the AWP financing (see Note G), Traffix was to be paid an additional $10,000. Commencing on June 1, 2001, the Company agreed to a payment schedule of a minimum of $10,000 per month. Since May 16, 2001 the Company has not made all of the required $10,000 monthly payments to Traffix, as called for by the amended Forebearance Agreement. As a result, as of August 31, 2002, the Company is in default of its amended Forbearance Agreement with Traffix.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2002


NOTE C - DEBT NOT IN COMPLIANCE WITH TERMS

         [1] On August 8, 2000, AWP loaned the Company $300,000 evidenced by 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible, at the option of AWP, into common stock at $.25 per share (market price of $.4375 per share), subject to adjustment which resulted in a discount of the note of approximately $201,000. This discount was immediately recognized as interest expense due to the ability of AWP to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five-year warrant expiring on August 8, 2005 to purchase 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option-pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000. This amount is to be amortized over the life of the two-year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company has recorded additional interest expense of approximately $228,000 during the year ended February 28, 2001. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15, 2000 and since a Registration Statement was not declared effective by November 15, 2000, the terms of the agreement are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% per 30-day period, until the exercise price reaches $0.05. Pursuant to this provision, at Feburary 28, 2002, the reduced conversion price and the exercise prices were each $0.04 respectively. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Pursuant to this provision, the Company has recorded interest expense of $2,000 and $8,000 for the three and six momths ended August 31, 2002, respectively. As of August 31, 2002, the interest rate was 15%. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of AWP to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing.

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

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
August 31, 2002


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

On June 8, 2002, the Company entered into an Agreement and Release with AWP and PCG, the holders of the Company's 8% convertible promissory notes.
The Agreement and Release addresses the Company's noncompliance with the terms of the 8% convertible promissory notes.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2002


NOTE C - DEBT NOT IN COMPLIANCE WITH TERMS  (CONTINUED)

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

On June 5, 2002, the Company issued the 5,000,000 shares common stock in conjunction with the conversion of the $200,000 of 8% convertible promissory notes and issued of the 512,951 shares in conjunction with the exercise of the AWP. The 800,000 shares that have been held in escrow as security for the promissory notes were be released and returned to the Company's president and chief executive officer.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
August 31, 2002

NOTE D - Bridge Note

         On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder has personally pledge 2,000,000 shares of the Company's common stock as collateral for the loan. The Company defaulted on the aforementioned loan when it wasnot able to make the required repayment of $75,000 on June 11, 2002. Pursuant to the loan agreement, the Company is required to issue 10,000 shares of the Company's Common Stock ("Penalty Shares") to the third party for each day the loan is past due. As of August 31, 2002, the Company is obligated to issue 810,000 shares of its common stock and for the three and six months ended August 31, 2002, the Company has recorded $60,750 in interest expensve related to the account of these penalty shares.

         On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder has personally pledged 2,000,000 shares of the Company's common stock as collateral for the loan. The Company defaulted on the aforementioned loan when it was not able to make the required repayment of $75,000 on June 11, 2002, Pursuant to the loan agreement the Company is required to issue 10,000 shares of the Company's Common Stock ("Penalty Shares") to the third party for each day the loan is past due. For the three and six months ended August 31, 2002 the Company has recorded $23,400 in interest expense related to the accrual of these penalty shares.

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

Results of Operations

Three Months  Ended  August 31, 2002,  Compared to Three Months Ended August 31,
2001

Revenues

         Our revenues for the three months ended August 31, 2002 were $11,543 on a consolidated basis as compared to $108,851 for the three months ended
August 31, 2001. This decrease resulted primarily from our substantial reduction in operations.

Cost of Revenue

         Cost of revenues was $0 for the three months ended August
31, 2002 as compared to $25,808 for the prior three months ended August
31, 2001. This decrease resulted primarily from our substantial reduction in operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $123,355 for the three months ended August 31, 2002 compared to $466,465 for the three months ended August 31, 2001.

Interest Expense

         Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $530,516 for the three months ending August 31, 2002 compared to $57,323 for the three months ending August 31, 2001.

Income Taxes

         No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through August 31, 2002. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Six Months Ended August 31, 2002, Compared to Six Months Ended August 31, 2001

Revenues

         Our revenues for the six months ended August 31, 2002 were $31,908 on a consolidated basis as compared to $199,530 for the six months ended
August 31, 2001. This decrease resulted primarily from our substantial reduction in operations.

Cost of Revenue

         Cost of revenues was $0 for the six months ended August
31, 2002 as compared to $66,306 for the six months ended August 31, 2001. This decrease resulted primarily from our substantial reduction in operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $271,298 for six months ended August 31, 2002 compared to $2,143,444 for the six months ended August 31, 2001.

Interest Expense

         Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $604,766 for the six months ending August 31, 2002 compared to $390,800 for the six months ending August 31, 2001.

Income Taxes

         No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through August 31, 20022. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Liquidity and Capital Resources

         Cash Balance, Working Capital and Cash Flows from Operating Activities

         We had negative cash flow from operations of $(87,895) during the six month period ended August 31, 2002 due to very limited operations.

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

         On May 28, 2002 we entered into a loan agreement with an unaffiliated party pursuant to which we borrowed $75,000. The loan bears no interest and was repayable by June 12, 2002. We issued 200,000 shares of our common stock to the lender. The loan remains outstanding as of the date of this filing. We are obligated to issue 10,000 shares of our common stock to the lender for each day that the loan remains unpaid. For the three and six months ended August 31, 2002 the Company has recorded $23,400 in interest expense related to the accrual of the aformentioned shares. As of November 10, 2002 we are obligated to issue an additional 1,520,000 shares.

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

WE ARE IN DEFAULT OF A SENIOR SECURED LOAN, WHICH MAY PREVENT US FROM RESUMING OPERATIONS.

         Our failure to remit 50% of the cash proceeds from the AWP transaction to Traffix resulted in one of a number of defaults under the forbearance agreement with Traffix. If Traffix elects to pursue its remedies under the forbearance agreement and we are unable to reach a resolution with Traffix acceptable to us, we may be unable to resume operations because Traffix's actions may prevent us from obtaining needed financing. Even if we do reach an amicable resolution with Traffix, which we have no reason to believe such resolution is possible, and resume operations, our efforts to satisfy continuing obligations under the Traffix agreements will significantly adversely impact any cash flow we may generate in the future because we must remit 50% from new accounts receivable until Traffix is paid in full. [THIS RF TO BE REVISED. PLEASE UP DATE THIS PARAGRAPH AND ADD ANY ADDITIONAL RISKS RELATING TO OUTSTANDING INDEBTEDNESS THAT HAS DEVELOPED SINCE 7/8/02.] BARRY TO UPDATE FOR MORRIS LOAN

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through August 31, 2002, our president made net advances of approximately $905,480. Our independent auditors report on our consolidated financial statements for the year ended February 28, 2002 and the notes to our unaudited financial statements for the six months ended August 31, 2002 include language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our August 31, 2002 unaudited financial statements show an accumulated deficit of approximately (19,657,000). We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and obtain financing necessary to support these activities by December 2002, we will most likely be forced to cease all operations. In addition, any cash flow which we may generate will be significantly reduced because we must remit 50% of all accounts receivable we may collect to Traffix. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

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

[ARE THERE ANY ADDITIONAL RISK, SUCH AS LITIGATION INSTITUTED SINCE 7/8/02 OR OTHER LOANS MADE OR DEFAULTS CALLED SINCE THAT TIME. PLEASE ADVISE.] BARRY TO ADD!

ITEM 3 - Controls and Procedures

         Our management, which is comprised of our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chairman of the Board and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion since they are our only employees and we are inactive. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date our Chairman of the Board and Chief Financial Officer completed their evaluation.


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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits

99.1     _____ Certification of Chief Executive Officer pursuant to 18 U.S.C
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     _____ Certification of Chief Financial Officer pursuant to 18 U.S.C
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



                                         By:   /s/ MICHAEL MITCHELL
                                               ---------------------------------
                                               Michael Mitchell
                                               Chairman and Principal Executive
                                               Officer




                                         By:   /s/ ALEX BRUNI
                                               ---------------------------------
                                               Alex Bruni
                                               Principal Accounting and
                                               Financial Officer



Date:  November ___, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCS Golf, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Mitchell, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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
         --




Michael Mitchell, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCS Golf, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Bruni, Chief Financial Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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