Form 10QSB/A
period 2002-08-31
LCS GOLF INC
filed 2002-11-18
CIK 934306

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        LCS GOLF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      August 31, 2002        February 28, 2002
                                                                                       ------------         -----------------
                                                                                        (Unudited)
ASSETS
Current assets:
   Accounts receivable, net of allowance for doubtful accounts of $144,406           $             0         $            496
   at February 28, 2002
Fixed assets, net                                                                             34,827                   41,744
Deferred financing costs, net                                                                      0                   26,110
Security deposits and other assets                                                                 0                    9,293
                                                                                     ---------------          ---------------

                                                                                     $        34,827          $        77,643
                                                                                     ===============          ===============
LIABILITIES
Current liabilities:
   Cash overdraft                                                                    $        22,090          $        15,122
   Accounts payable                                                                          618,135                  673,816
   Accrued Expenses                                                                        2,486,151                2,368,475
   Liabilities to be paid with Common Stock                                                  480,750                  304,000
   Debt in default                                                                           262,500                  272,500
   Debt not in compliance with terms                                                         301,445                  476,745
   Notes payable                                                                             100,000                   25,000
   Loans from stockholder/president                                                          905,480                  889,553
   Other current liabilities                                                                  54,925                   51,925
                                                                                     ---------------          ---------------

      Total current liabilities                                                            5,231,476                5,077,136
                                                                                     ---------------          ---------------

CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized; 43,120,176 and
   27,407,225 shares issued and outstanding, respectively ; 6,810,000 and
   9,750,000 shares issuable, respectively                                                43,120,000                   27,407
Additional paid-in capital                                                                14,897,781               14,266,494
Accumulated deficit                                                                      (20,137,550)             (19,293,394)
                                                                                     ---------------          ---------------

      Total capital deficit                                                               (5,196,649)              (4,999,493)
                                                                                     ---------------          ---------------


                                                                                     $        34,827          $        77,643
                                                                                     ===============          ===============
                       See notes to consolidated financial statements

                       LCS GOLF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED AUGUST 31,    SIX MONTHS ENDED AUGUST 31,
                                                 -----------------------------   ----------------------------
                                                     2002             2001           2002            2001
                                                 ------------     ------------   ------------    ------------
                                                 (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)

NET REVENUES                                     $     11,543     $    109,851    $    31,908    $    199,530

COST OF REVENUES                                          --            25,808             --          66,306
                                                 ------------     ------------   ------------    ------------

                                                       11,543           84,043         31,908         133,224

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $37,000, $0, $57,000 AND $0,
  respectively OF EXPENSES PAID WITH
  COMMON STOCK)                                       123,355          466,465        271,298       2,143,444
                                                 ------------     ------------   ------------    ------------

LOSS FROM OPERATIONS                                 (111,812)        (382,422)      (239,390)     (2,010,220)

Interest expense                                     (530,516)         (57,323)      (604,766)       (390,800)
                                                 ------------     ------------   ------------    ------------

NET LOSS                                         $   (642,328)    $   (439,745)  $   (844,156)   $ (2,401,020)
                                                 ============     ============   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED           $       (.01)   $        (.02) $        (.02)  $        (.10)
                                                 ============     ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      45,709,320       26,265,263     41,044,626      23,163,611
                                                 ============     ============   ============    ============


  See notes to consolidated financial statements.

                          LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED AUGUST 31,
                                                    ----------------------------
                                                       2002              2001
                                                    -----------       -----------
                                                     (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(844,156)       $(2,401,020)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                        6,917             33,288
    Issuance of common stock for services - net         57,000          1,398,399
    Financing Charge - Non Cash                        483,460            239,000
  Changes in:
    Accounts receivable                                    496             45,632
    Prepaid and other current assets                        --              9,478
    Security deposits and other assets                   9,293             25,494
    Accounts payable and accrued expenses              196,096            515,362
    Other current liabilities                            2,999             47,925
                                                    -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                  (87,895)           (86,442)
                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                  --            (13,610)
                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Overdraft                                        6,968                  --
  Proceeds from note issued                             75,000            133,250
  Repayment of note                                    (10,000)           (40,000)
  Proceeds from major stockholder/president loans       15,927            125,989
  Repayment of major stockholder/president loans            --            (92,338)
                                                    -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               87,895            126,901
                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH                              0             26,849

CASH - BEGINNING OF PERIOD                                   0              1,514
                                                    -----------       -----------

CASH - END OF PERIOD                                $        0         $   28,367
                                                    ===========       ===========


NONCASH ACTIVITY:
Liabilities paid with common stock                  $  390,000        $ 1,287,250

See notes to consolidated financial statements.

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

         The Company was engaged in the acquisition and operation of companies which provide products and services to the golf playing public and marketing the database information obtained from its websites. These products and services included discounted green fees and other services, and a golf website (http://www.golfuniverse.com) which provides various golf-related hyperlinks to other golf websites and golf course previews. Since March 1, 2001, the Company has had limited operations.

         The Company formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. These products consisted of specialty pillows which LCS Golf planned to sell on its websites. LCS Golf had outsourced its manufacturing operations to produce the Company's line of products utilizing its machinery and equipment. Since March 1, 2000, the manufacturing segment was idle due to the Company's decision not to allocate funds to this segment and to concentrate all of its resources in its database and Internet marketing business. If the Company is able to raise additional capital, it intends to resume its manufacturing operations.

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

[4]      Interim Financial Data

         Those condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securites and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for the information presented not to be misleading. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2001 Annual Report on Form 10-KSB. Operating results for the three and six months ended August 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or any other period.

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

On June 5, 2002, the Company issued the 5,000,000 shares common stock in conjunction with the conversion of the $200,000 of 8% convertible promissory notes and issuance of the 512,951 shares in conjunction with the exercise of the warrant by AWP. The 800,000 shares that have been held in escrow as security for the promissory notes were released and returned to the Company's president and chief executive officer.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
August 31, 2002

NOTE D - Bridge Note

         On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder has personally pledge 2,000,000 shares of the Company's common stock as collateral for the loan. The Company defaulted on the aforementioned loan when it was not able to make the required repayment of $75,000 on June 11, 2002. Pursuant to the loan agreement, the Company is required to issue 10,000 shares of the Company's Common Stock ("Penalty Shares") to the third party for each day the loan is past due. As of August 31, 2002, the Company is obligated to issue 810,000 shares of its common stock and for the three and six months ended August 31, 2002, the Company has recorded $60,750 in interest expensve related to the account of these penalty shares.

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

Liquidity and Capital Resources

         Cash Balance, Working Capital and Cash Flows from Operating Activities

         We had negative cash flow from operations of $(87,895) during the six month period ended August 31, 2002 due to very limited operations and we continue to be in a cash overdraft position.

         Over the 24 month period ending March 31, 2002, we continuously reduced our operations so that as of that date we had suspended almost all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. In order to resume and maintain operations for at least one year thereafter, we estimate that, exclusive of currently outstanding debt, we will require financing approximating $100,000, although we cannot assure that we will not require more financing for this purpose. We are investigating the possibility of acquiring or otherwise affiliating with a business that could benefit from the use of our databases and technology but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by December 31, 2002, we will most likely cease all operations.

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

WE ARE IN DEFAULT OF A SENIOR SECURED LOAN, WHICH MAY PREVENT US FROM RESUMING OPERATIONS.

         Our failure to remit 50% of the cash proceeds from the AWP transaction to Traffix resulted in one of a number of defaults under the forbearance agreement with Traffix. If Traffix elects to pursue its remedies under the forbearance agreement and we are unable to reach a resolution with Traffix acceptable to us, we may be unable to resume operations because Traffix's actions may prevent us from obtaining needed financing. Even if we do reach an amicable resolution with Traffix, which we have no reason to believe such resolution is possible, and resume operations, our efforts to satisfy continuing obligations under the Traffix agreements will significantly adversely impact any cash flow we may generate in the future because we must remit 50% from new accounts receivable until Traffix is paid in full. See also Notes B through D to our unaudited consolidated financial statements for the three month period ending August 31, 2002 for information relating to additional defaults by us on our outstanding indebtedness.

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through August 31, 2002, our president made net advances of approximately $905,480. Our independent auditors report on our consolidated financial statements for the year ended February 28, 2002 and the notes to our unaudited financial statements for the six months ended August 31, 2002 include language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our August 31, 2002 unaudited financial statements show an accumulated deficit of approximately $(19,657,000). We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and obtain financing necessary to support these activities by December 2002, we will most likely be forced to cease all operations. In addition, any cash flow which we may generate will be significantly reduced because we must remit 50% of all accounts receivable we may collect to Traffix. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

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


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None


ITEM 2.  Change in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         See also Notes B through D to our unaudited consolidated financial statements for the three month period ending August 31, 2002.

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

November 15, 2002






Alex Bruni, Chief Financial Officer