Form 10-Q
period 2002-11-30
LCS GOLF INC
filed 2003-02-19
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

Yes  X      No ___
    ---


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 49,120,176 shares of Common Stock, par value $0.001 as of February 19, 2003.

Transition small business disclosure format (check one)     Yes         No    X
                                                                ------      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        LCS GOLF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      November 30, 2002     February 28, 2002
                                                                                       ------------         -----------------
                                                                                        (Unudited)
ASSETS
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $144,406              $             0         $            496
  at February 28, 2002
Fixed assets, net                                                                                  0                   41,744
Deferred financing costs, net                                                                      0                   26,110
Security deposits and other assets                                                                 0                    9,293
                                                                                     ---------------          ---------------

                                                                                     $             0          $        77,643
                                                                                     ===============          ===============
LIABILITIES
Current liabilities:
   Cash overdraft                                                                    $        22,090          $        15,122
   Accounts payable                                                                          618,135                  673,816
   Accrued Expenses                                                                        2,592,101                2,368,475
   Liabilities to be paid with Common Stock                                                   78,750                  304,000
   Debt in default                                                                           262,500                  272,500
   Debt not in compliance with terms                                                         301,445                  476,745
   Notes payable                                                                             100,000                   25,000
   Loans from stockholder/president                                                          918,980                  889,553
   Other current liabilities                                                                  54,925                   51,925
                                                                                     ---------------          ---------------

      Total current liabilities                                                            4,948,926                5,077,136
                                                                                     ---------------          ---------------

CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized; 49,120,176 and
   27,407,225 shares issued and outstanding, respectively ; 1,710,000 and
   9,750,000 shares issuable, respectively                                                    49,120                   27,407
Additional paid-in capital                                                                15,311,781               14,266,494
Accumulated deficit                                                                      (20,309,827)             (19,293,394)
                                                                                     ---------------          ---------------

      Total capital deficit                                                               (4,948,926)              (4,999,493)
                                                                                     ---------------          ---------------


                                                                                     $            0           $        77,643
                                                                                     ===============          ===============
                       See notes to consolidated financial statements

                       LCS GOLF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED NOVEMBER 30, NINE MONTHS ENDED NOVEMBER 30,
                                                 -----------------------------   ----------------------------
                                                     2002             2001           2002            2001
                                                 ------------     ------------   ------------    ------------
                                                 (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)

NET REVENUES                                     $        --      $    32,094    $    31,908    $    221,624

COST OF REVENUES                                          --            4,640             --          70,946
                                                 ------------     ------------   ------------    ------------

                                                          --           27,454         31,908         160,678

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $18,000, $28,099, $75,000 AND
  $1,398,399, respectively OF EXPENSES PAID WITH
  COMMON STOCK)                                       123,327          411,679        394,625       2,555,123
                                                 ------------     ------------   ------------    ------------

LOSS FROM OPERATIONS                                 (123,327)        (384,225)      (362,717)     (2,394,445)

Interest expense                                      (48,950)         (94,964)      (653,716)       (631,764)
                                                 ------------     ------------   ------------    ------------

NET LOSS                                         $   (172,277)    $   (479,189)  $ (1,016,433)   $ (3,026,209)
                                                 ============     ============   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED           $         --     $       (.02)  $       (.03)   $       (.12)
                                                 ============     ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      46,120,176      27,341,291      39,313,700      24,502,572
                                                 ============     ============   ============    ============


  See notes to consolidated financial statements.

                          LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     NINE MONTHS ENDED NOVEMBER 30,
                                                    ----------------------------
                                                       2002              2001
                                                    -----------       -----------
                                                     (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(1,016,433)       $(3,026,029)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Non Cash Impairment Charge                          34,827                ---
    Depreciation and amortization                        6,917             50,306
    Provision for doubtful accounts                        ---                ---
    Issuance of common stock for services - net         57,000          1,398,399
    Financing Charge - Non Cash                        501,460            414,000
  Changes in:
    Accounts receivable                                    496             26,388
    Prepaid and other current assets                        --             16,453
    Security deposits and other assets                   9,293             12,696
    Accounts payable and accrued expenses              302,046            722,187
    Other current liabilities                            2,999             47,925
                                                    -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                 (101,395)          (291,774)
                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                  --            (13,610)
                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Overdraft                                         6,968              7,492
  Proceeds from note issued                             75,000            175,000
  Repayment of note                                    (10,000)           (40,000)
  Proceeds from major stockholder/president loans       29,427            253,716
  Repayment of major stockholder/president loans            --            (92,338)
                                                    -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              101,395            303,870
                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH                             --             (1,514)

CASH - BEGINNING OF PERIOD                                  --              1,514
                                                    -----------       -----------

CASH - END OF PERIOD                                $       --        $       --
                                                    ===========       ===========


NONCASH ACTIVITY:
Liabilities paid with common stock                  $  390,000
Debt converted into common stock                    $  300,000

See notes to consolidated financial statements.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
November 30, 2002



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

[2]      Principles of consolidation:

         The consolidated financial statements include the accounts of LCS Golf, Inc. and its inactive subsidiaries: Play Golf Now, Inc.; Golfpromo, Inc.; Golf Universe, Inc.; Ifusion Corp. and Mr. B III, Inc., all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

[3]      Basis of presentation:

         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2002


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]      Basis of presentation:  (continued)

         Through November 30, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses and has incurred significant recurring losses. In addition, the Company has a significant working capital deficiency and a capital deficit. Although the Company has been able to issue its common stock for a significant portion of its expenses and has had to rely on loans from its major stockholder/president and others, it is not known whether the Company will be able to continue this practice. It is also not known if the Company will be able to meet its operating expense requirements.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company has not been able to raise sufficient additional capital or debt financing, and accordingly, has ceased operations. The Company is investigating potential merger candidates that have or may be able to generate additional capital or obtain debt financing. No assurances can be given to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Certain accounts have been reclassified for comparative purposes.

[4]      Interim Financial Data

         Those condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securites and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for the information presented not to be misleading. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended November 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or any other period.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
November 30, 2002



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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
November 30, 2002



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

The Company entered into a ten-year licensing agreement with Traffix for the use of its database for a monthly payment of $5,000 which can be used to offset the remaining balance owed to Traffix. No such payments have been made under this agreement.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
November 30, 2002


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

On May 16, 2001, the Company entered into an agreement with Traffix, Inc. which amended the aforementioned Forbearance Agreement dated August 8, 2000. The Company agreed to pay $10,000 on signing. Upon the closing of the AWP financing (see Note G), Traffix was to be paid an additional $10,000. Commencing on June 1, 2001, the Company agreed to a payment schedule of a minimum of $10,000 per month. Since May 16, 2001 the Company has not made all of the required $10,000 monthly payments to Traffix, as called for by the amended Forebearance Agreement. As a result, as of November 30, 2002, the Company is in default of its amended Forbearance Agreement with Traffix.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
November 30, 2002


NOTE C - DEBT NOT IN COMPLIANCE WITH TERMS

         [1] On August 8, 2000, AWP loaned the Company $300,000 evidenced by 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible, at the option of AWP, into common stock at $.25 per share (market price of $.4375 per share), subject to adjustment which resulted in a discount of the note of approximately $201,000. This discount was immediately recognized as interest expense due to the ability of AWP to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five-year warrant expiring on August 8, 2005 to purchase 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option-pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000. This amount is to be amortized over the life of the two-year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company has recorded additional interest expense of approximately $228,000 during the year ended February 28, 2001. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15, 2000 and since a Registration Statement was not declared effective by November 15, 2000, the terms of the agreement are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% per 30-day period, until the exercise price reaches $0.05. Pursuant to this provision, at Feburary 28, 2002, the reduced conversion price and the exercise prices were each $0.04 respectively. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Pursuant to this provision, the Company has recorded interest expense of $6,000 and $22,000 for the three and nine momths ended November 30, 2002, respectively. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of AWP to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing.

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

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2002


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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
November 30, 2002


NOTE C - DEBT NOT IN COMPLIANCE WITH TERMS  (CONTINUED)

Pursuant to the Agreement and Release, AWP and PCG in the aggregate converted $200,000 of the 8% convertible promissory notes at a price of $0.04 per share, as adjusted, for an aggregate of 5,000,000 shares of the Company's common stock. Should the price of the Company's stock not reach and remain at $0.50 per share for a minimum period of thirty trading days within 120 days of a merger with an operating company, at an average volume of 150,000 shares per day, then the Company will issue a total of an additional 6,000,000 shares of its common stock to AWP and PCG. Since a merger with an operating company did not occur within thirty days of the aforementioned agreement and release, AWP and PCG have the option to receive immediate repayment of their notes or to receive the additional 6,000,000 shares of common stock. On November 26, 2002, the Company issued the aforementioned 6,000,000 shares of common stock to AWP and PCG.

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

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2002

NOTE D - Bridge Note

         On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder has personally pledged 2,000,000 shares of the Company's common stock as collateral for the loan. The Company defaulted on the aforementioned loan when it was not able to make the required repayment of $75,000 on June 11, 2002. Pursuant to the loan agreement, the Company is required to issue 10,000 shares of the Company's Common Stock ("Penalty Shares") to the third party for each day the loan is past due. As of November 30, 2002, the Company is obligated to issue 1,720,000 shares of its common stock and for the three and nine months ended November 30, 2002, the Company has recorded $78,750 in interest expensve, respectively, related to the account of these penalty shares.

         The Company is only authorized to issue 50 million shares of common stock of which 49,120,176 are currently issued and outstanding. Accordingly, the Company will be unable to issue these additional shares to the lender unless it amends its Certificate of Incorporation to permit it to increase the number of shares of common stock that it is authorized to issue. Such an amendment will require shareholder approval, which the Company cannot assure will be obstained. The Company's failure to issue these additional shares to the lender could subject the Company to substantial liability.

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

We have suspended all of our operations and released all but two of our employees, our two executive officers, neither of whom is drawing a salary, but we are accuring salary for one officer at the rate of $250,000 per year. We are currently not operating our email marketing business and, accordingly, we are generating no revenues. We are investigating the possibility of acquiring or otherwise affiliating with an operating business but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. If we are unable to resume our operations and/or obtain a revenue gAenerating business partner and the financing required to support these activities by the end of May 2003, we will most likely cease all operations.

Results of Operations

Three Months Ended November 30, 2002, Compared to Three Months Ended November 30, 2001

Revenues

         We had no revenues for the three months ended November 30, 2002 as compared to $32,094 for the three months ended November 30, 2001. This decrease resulted primarily from our suspension of operations.

Cost of Revenue

         We had no cost of revenues for the three months ended November 30, 2002 as compared to $4,640 for the three months ended November 30, 2001. This decrease resulted primarily from our suspension of operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $123,327 for the three months ended November 30, 2002 compared to $411,769 for the three months ended November 30, 2001. This decrease resulted primarily from our suspension of operations.

Interest Expense

         Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $48,950 for the three months ending November 30, 2002 compared to $94,964 for the three months ending November 30, 2001.

Income Taxes

         No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through November 30, 2002. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Loss

         Our net loss for the three-month period ended November 30, 2002 was ($172,277), compared with a net loss of ($479,189) for the three-month period ended November 30, 2001. For the three-month period ended November 30, 2002, net loss per common share, basic and diluted, was rounded to ($0.00) per share. For the three-month period ended November 30, 2001, net loss per common share, basic and diluted, was ($0.02) per share.

Nine Months Ended November 30, 2002, Compared to Nine Months Ended November 30, 2001

Revenues

         Our revenues for the nine months ended November 30, 2002 were $31,908 on a consolidated basis as compared to $221,624 for the nine months ended
November 30, 2001. This decrease resulted primarily from our suspension of operations.

Cost of Revenue

         We had no cost of revenues for the nine months ended November 30, 2002 as compared to $70,946 for the nine months ended November 30, 2001. This decrease resulted primarily from our suspension of operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $394,625 for nine months ended November 30, 2002 compared to $2,555,123 for the nine months ended November 30, 2001. This decrease resulted primarily from our suspension of operations.

Interest Expense

         Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $653,716 for the nine months ending November 30, 2002 compared to $631,764 for the nine months ending November 30, 2001.

Income Taxes

         No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through November, 2002. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Loss

         Our net loss for the nine-month period ended November 30, 2002 was ($1,016,433), compared with a net loss of ($3,026,209) for the nine-month period ended November 30, 2001. For the nine-month period ended November 30, 2002, net loss per common share, basic and diluted, was ($0.03) per share. For the nine-month period ended November 30, 2001, net loss per common share, basic and diluted, was ($0.12) per share.

Liquidity and Capital Resources

         Cash Balance, Working Capital and Cash Flows from Operating Activities

         We had negative cash flow from operations of $(101,395) during the nine month period ended November 30, 2002 due to very limited operations and we continue to be in a cash overdraft position.

         Over the 24-month period ending March 31, 2002, we continuously reduced our operations so that as of that date we had suspended almost all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. Since that date we have suspended all of our operations. In order to resume and maintain operations for at least one year thereafter, we estimate that, exclusive of currently outstanding debt, we will require financing approximating $1,000,000 although we cannot assure that we will not require more financing for this purpose. We are investigating the possibility of acquiring or otherwise affiliating with an operating business, but currently have not identified any such business. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition, including our substantial outstanding indebtedness, could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by March 31, 2003, we will most likely cease all operations.

         On May 28, 2002, we entered into a loan agreement with an unaffiliated party pursuant to which we borrowed $75,000. The loan bears no interest and was repayable by June 11, 2002. We issued 200,000 shares of our common stock to the lender. The loan remains outstanding as of the date of this filing. We are obligated to issue 10,000 shares of our common stock to the lender for each day that the loan remains unpaid. As of February 14, 2003, we were obligated to issue an additional approximately 2,480,000 shares of our common stock.

We are authorized to issue 50,000,000 shares of common stock of which 49,120,176 are currently issued and outstanding. Accordingly, we will be unable to issue approximately 1,600,000 of these additional shares to the lender unless we amend our certificate of incorporation to permit us to increase the number of shares of common stock we are authorized to issue. Such an amendment will require shareholder approval, which we cannot assure you we will be able to obtain. Our failure to issue these additional shares to the lender could subject us to substantial liability. Our current stockholders will incur significant dilution in the event that we issue these additional shares.

         On June 28, 2002, we entered into an Agreement and Release with certain debt holders. In connection with the Agreement and Release, at July 28, 2002, since we did not complete a merger with an operating company within thirty days, we became obligated to issue 6,000,000 shares of our common stock. We issued these shares on November 26, 2002.

         We continue to have a significant working capital deficiency and to generate substantial operating losses.

Issues and Uncertainties

Forward Looking Statements

         Certain statements in this Report, and any documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. These forward-looking statements include, among others, words such as "expects," "anticipates," "intends," "believes" and other similar language. Our actual results could differ materially from those discussed herein. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in the risk factors set forth below, which are not meant to be all-inclusive.

Risks Associated with our Company

         We currently have suspended all of our operations and generate no revenue. When we were operational we operated in a rapidly changing environment that involved a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks we currently face and those we will be subject to if we resume our operations.

WE ARE IN DEFAULT OF A SENIOR SECURED LOAN, AS WELL OTHER SUBSTANTIAL INDEBTEDNESS, WHICH MAY PREVENT US FROM RESUMING OPERATIONS.

         Our failure to remit 50% of the cash proceeds from the AWP transaction to Traffix resulted in one of a number of defaults under the forbearance agreement with Traffix.

If Traffix elects to pursue its remedies under the forbearance agreement and we are unable to reach a resolution with Traffix acceptable to us, we may be unable to resume operations because Traffix's actions may prevent us from obtaining needed financing. Even if we do reach an amicable resolution with Traffix, which we have no reason to believe such resolution is possible, and resume operations, our efforts to satisfy continuing obligations under the Traffix agreements will significantly adversely impact any cash flow we may generate in the future because we must remit 50% from new accounts receivable until Traffix is paid in full. See also Notes B through D to our unaudited consolidated financial statements for the three month period ending November 30, 2002 and the Liquidity and Capital Resources section of our Management's Discussion and Analysis of Financial Condition and results of Operations for information relating to additional defaults by us on our other substantial outstanding indebtedness including, but not limited to, our inability to issues shares of our common stock to a lender as required by the lender's loan document.

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through November 30, 2002, our president made net advances of approximately $919,000. Our independent auditors report on our consolidated financial statements for the year ended February 28, 2002 and the notes to our unaudited financial statements for the nine months ended November 30, 2002 include language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our November 30, 2002 unaudited financial statements show an accumulated deficit of approximately $(20,310,000). We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and obtain financing necessary to support these activities by May 31 2003, we will most likely be forced to cease all operations. In addition, any cash flow that we may generate will be significantly reduced because we must remit 50% of all accounts receivable we may collect to Traffix.

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

         Any future growth we may have may also depend on the commercial success of our Golf Promo l Network, Targetmails and Ifusionc that comprise our network. If our customers do not adopt and utilize our services at a rate significantly greater than they have in the past, our business will not succeed. Furthermore, the Internet advertising and permission email services market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we resume our operations and we are unable to develop and introduce products or enhancements to our service offering in a timely manner, if at all, we may not be able to successfully compete.

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

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER WITHOUT AN ADEQUATE REPLACEMENT WOULD REQUIRE US TO TERMINATE ALL OPERATIONS.

         Dr. Michael Mitchell, our president and chief executive officer, is one of only two remaining employees. If Dr. Mitchell leaves the Company or is otherwise unable to act as our Chief Executive Officer, we would be unable to resume operations unless we are able to find an adequate replacement.

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

ITEM 3 - Controls and Procedures

         Our management, which is comprised of our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion since they are our only employees and we are inactive. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date our Chairman of the Board and Chief Financial Officer completed their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On November 26, 2002, Robert J, Carye, Jr. instituted a legal action against us and other defendants in the District Court, Second Judicial District, County of Ramsey, State of Minnesota. The title of the action is Robert J. Carye, Jr. vs. LSC Golf, Inc., et al, Case NO. 62-C5-02-012634. The plaintiff alleges that we sent an unsolicited facsimile transmission to him in violation of the federal Telephone Consumer Protection Act of 1991 47 U.S.C.ss.s 227(b)(1)(C) and 227(d)(1)(B) andss.325E.395 of the Minnesota Statutes. The plaintiff seeks an injunction, statutory damages, out-of-pocket loses, attorney's fees, costs and disbursements. We have obtained an agreement with the plaintiff to terminate the action and issue us a general release upon our payment to him of $3,500.00. As of the date hereof, this payment has not been made.

ITEM 2.  Change in Securities

         On November 26, 2002, we issued an aggregate of 6 million shares of our common stock to 11 recipients in settlement of the $300,000 balance of a note issued by us to American Warrant Partners, LLC and Private Capital Group, LLC. American Warrant Partners, LLC and Private Capital Group, LLC have informed us that the recipients are affiliates of these companies.

ITEM 3.  Defaults Upon Senior Securities

         See Notes B through D to our unaudited consolidated financial statements for the three-month period ending November 30, 2002.

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

                                         LSC GOLF, INC.



                                         By:   /s/ MICHAEL MITCHELL
                                               ----------------------------
                                               Michael Mitchell Chairman and
                                               Principal Executive Officer




                                         By:   /s/ ALEX BRUNI
                                               --------------------------
                                               Alex Bruni
                                               Principal Accounting and
                                               Financial Officer


Date:  February 18, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of LCS Golf, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Mitchell, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

February 18, 2003


Michael Mitchell, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCS Golf, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Bruni, Chief Financial Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

February 18, 2003



Alex Bruni, Chief Financial Officer