Form 10KSB
period 2003-02-28
LCS GOLF INC
filed 2003-07-08
CIK 934306

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                 FORM 10-KSB

                                   (Mark One)

            /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

State the issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended February 28, 2003 were $31,908.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on July 3, 2003 was approximately $3,929,614. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 3, 2003, there were outstanding 49,120,176 shares of the Registrant's Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes / / No /x/

PART I

Item 1. DESCRIPTION OF BUSINESS
-------------------------------
Business Development.

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

         On May 1, 1998, we acquired Golf Universe, Inc., ("Golf Universe") from Rene Von Richtofen. Golf Universe, which became our wholly owned subsidiary, was incorporated in the state of Florida on October 23, 1996. We acquired all of the outstanding stock in Golf Universe in exchange for the following consideration:

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

         On November 17, 1998, we entered into a stock purchase agreement with Milton Besen who owned all of the issued and outstanding common stock of Mr. B III, Inc. ("B III"). B III was incorporated in the state of Florida on September 3, 1996. In this transaction we exchanged 150,000 shares of our common stock and paid $250,000 to Mr. Besen for all of the issued and outstanding shares of B
III. In completing the transaction we also issued an additional 150,000 shares of our common stock to Mr. Besen for expenses related to the acquisition. B III became our wholly owned subsidiary. We entered into this transaction to acquire B III's manufacturing facilities, which we ceased operating in November 1999. We abandoned the facilities and equipment shortly thereafter and incurred a $1,321,000 write-off in connection therewith, of which $1,269,000 related to goodwill, for the fiscal year ended February 28, 2001. Prior to this transaction, neither we nor our officers and directors had any affiliation with B III. Mr. Besen assisted us in operating B III for approximately six months after the completion of the transaction.

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

         PlayGolfNow then became our wholly owned subsidiary into which we subsequently merged Golf Universe. We entered into this transaction to acquire PlayGolfNow's golf membership discount program, consisting of a network, through an agreement with Golf Digest, of independent golf courses, driving ranges, and pro shops offering discounted rates to PlayGolfNow's members. We ceased offering this program in May 2000.

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

         On August 27, 1999, we incorporated iFusion Corp. ("iFusion") as our wholly owned subsidiary, to provide Internet and traditional marketing services.

Business of the Issuer.

          Until approximately December 2001, when, except as noted below, we suspended all of our operations due to a lack of capital created, among other things, by a substantial negative cash flow, we offered information over the Internet through our four wholly owned subsidiaries:

         o PlayGolfNow
         o iFusion.com
         o Golf Promo
         o  Targetmails.com

         We continued to rent out our database until March 2002 for minimal income and we have generated no income since then.

         Internet Operations:

 PlayGolfNow.com

         PlayGolfNow.com had been operational from March of 1999 through December 2001, when we suspended almost all operations. It delivered information and details on golf courses and golf related businesses as well as other golf related data and information. The PlayGolfNow site offered an online pro shop, where golf-related products and services were sold through third party vendors. The website offered products and services from major golf equipment manufacturers, apparel designers, and other golf related manufacturers. We received commissions when site visitors purchased products, reserved tee times, and made travel plans online.

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

         Targetmails.com, a website that was operated by iFusion, utilized our database of golfers. Additionally, we had databases of individuals associated with the travel, healthcare, and investment industries. These databases have not been kept current.

         Golfpromo.net and Golfuniverse.com were used principally as links to our other web sites.

 B III, Inc.

         We formerly designed and manufactured consumer products through B III. As noted above, we have ceased our manufacturing operations and incurred a write-off relating to these operations during the fiscal year ended February 28, 2001.

Current Operations

         Over the 24 months prior to March 31, 2002, we continuously reduced our operations and as of that date suspended almost all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. During our last fiscal year, we incurred a net loss of $1,252,188 and negative cash flow from operations of $113,245. We have lost most of our websites and domain names, and our database has become obsolete. Some of these websites and domain names have been acquired and are being used by a company owned by our Chief Operating Officer. See "Intellectual Property" in this Item 1. It is not likely that we will be able to recover any of these websites and/or domain names or adequately update our database. Accordingly, it is most unlikely that we will be able to resume our prior operations.

         We are investigating the possibility of acquiring or affiliating with a revenue generating business that would have an interest in wanting to affiliate with us. Although we have had preliminary discussions we have reached no agreement with any such business and cannot assure you that we will. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that will be dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2003, we will most likely cease all activities.

         During the past three months independant parties have advanced funds to us which, as of the date of this filing, approximate $230,000. These loans bears no interest and are repayable on demand. They will be converible into our common stock at the rate of $0.03 per share after we have amended our certificate of incorporation to increase the number of shares of common stock we are authorized to issue. We have used these funds to repay certain indebtedness and for professional fees.

Employees

         We have two part-time employees, our two executive officers. We are currently accruing our president's salary.

Agreements

         On February 16, 2000, we entered into a series of related agreements with Traffix, Inc. (formerly known as Quintel Communications, Inc. and hereinafter referred to as "Traffix"), including a loan agreement to borrow $500,000 from Traffix in the form of a convertible promissory note. The promissory note was collateralized by our databases. The note bears interest at a variable rate not to exceed 14% and was due on demand any time after August 16, 2000. Traffix has the right to convert the note into our common stock and certain registration rights relating thereto. As of the date here of, it has not exercised these rights.

         On the same date, we entered into a marketing and licensing agreement with Traffix. As consideration for providing marketing services for a period of two years, we issued options, valued at approximately $139,000 using the Black-Scholes Option Pricing Model, to purchase 200,000 shares of our common stock. The model enables us to estimate the fair value of stock options granted because it takes into account, as of the grant date of the option; i) the exercise price; ii) the expected life of the option; iii) the current price of the underlying common stock; iv) the stock's expected volatility; v) the expected dividends; and vi) the risk free interest rate for the expected term of the option. These options expired without exercise.

         Under the licensing agreement, Traffix acquired a license to use our database for a payment of $5,000 per month. Traffix has indicated to us that it has no interest in using our database and, accordingly, we have received no licensing fees from Traffix and do not anticipate that we will receive any fees in the future.

         We are in default under the loan agreement. On August 8, 2000, we entered into a forbearance agreement and amendment of our security agreement with Traffix. Traffix acknowledged receipt of a $50,000 payment against the principal balance of $500,000 due on the convertible note, funded personally by Michael Mitchell, our President and CEO. The related note was amended to provide for payment upon written demand. If there is a default under the terms of the forbearance agreement or the note, the interest rate will equal the prime rate as defined in the note plus 4% not to exceed 14%. Until payment of all amounts due under the note are made, the first amendment to the security agreement required us to pay 50% of the collections received for accounts receivable outstanding as of August 10, 2000, and 25% of collections for all new accounts receivable, within five days of receipt of the receivables. Payment is to be credited against amounts due under the note, first to interest, then to principal. Traffix was also to receive 50% of all other cash receipts including additional loans, cash equivalents and marketable securities generated by us from any source until payment in full of the amounts due under the note. The security agreement filed February 22, 2000 was amended to include all of our accounts and all securities or guarantees held by us in respect of the accounts and all account proceeds. In addition, Dr. Mitchell executed and delivered a guarantee on August 8, 2000 of up to $250,000 on the note (of which $237,500 has been paid against this guaranty as of the date hereof).

         On August 8, 2000, Traffix agreed to forbear from demanding payment of the note or commencing any action against us as long as it received at least $10,000.00 per month in payment of principal and interest on the note, or collections of the accounts receivable or from the guarantor, and we generated gross revenues of at least $75,000.00 per calendar month from the normal conduct of business. On May 16, 2001, the parties entered into an amendment to the forbearance agreement whereby we agreed to a payment schedule of approximately $10,000 per month to repay the promissory note and Traffix agreed not to take any actions with respect thereto. Any payments made by us to fulfill this obligation have been made by Dr. Mitchell and are included in the amount paid by him against his guarantee noted in the prior paragraph. As of the date hereof the note remains in default and we owe an aggregate of approximately $262,500 excluding any accrued interest thereon.

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

         On June 28, 2002, we entered into an Agreement and Release (the "Agreement") with AWP and Private Capital Group, LLC ("PCG"), the holders of the Notes. Pursuant to the Agreement, AWP and PCG converted $200,000 of the principal of the Notes at a price of $0.04 per share for an aggregate of 5 million shares of our common stock. If the price of our common stock does not reach $0.50 per share and remain at that level or higher for 30 trading days thereafter, with an average trading volume of 150,000 shares per day during this period, within 120 days after our merger with an operating company, then we shall be obligated to issue an aggregate of an additional 6 million shares of our common stock to AWP and PCG. If we do not merge with an operating company within 30 days after the date of the Agreement, AWP and PCG have the option to receive immediate repayment of the remaining $300,000 balance on the Notes or the additional 6 million shares of our common stock. Also pursuant to the Agreement, AWP has exercised the warrants it received in connection with the issuance of the Notes on a cashless basis into 512,900 shares of our common stock. In addition, pursuant to the Agreement, 800,000 shares of our common stock belonging to Dr. Mitchell that had been held in escrow as security for the Notes have been released to him. We issued an aggregate of 6 million additional shares of our common stock to affiliates of AWP on November 26, 2002.

         On May 28, 2002 we entered into a loan agreement with an unaffiliated party pursuant to which we borrowed $75,000. The loan bore no interest and was repayable by July 23, 2002. We issued 200,000 shares of our common stock to the lender. The loan agreement provided that if the loan was not repaid by the due date, we would be obligated to issue 10,000 shares of our common stock to the lender for each day that the loan remained unpaid.

         On or about May 1, 2003, we repaid the $75,000 loan to the lender and agreed to issue him one million shares of our common stock as soon as we amend our certificate of incorporation to increase the number of shares we are authorized to issue, which will then permit us to issue these shares. We also agreed to issue him an additional 100,000 shares in the event that we fail to commence the procedure to effect this ammendment prior to six months after the repayment of the loan, and granted him certain "piggy-back" registration rights with respect to his shares. The lender released to Dr. Mitchell 2 million shares of our common stock owned by Dr. Mitchell that he was holding as collateral for the repayment of the loan. In addition, the lender, Dr. Mitchell and LCS exchanged general releases.

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

         PlayGolfNow registered the following domain names:

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

         As of the date hereof PlayGolfNow has lost all of these domain names except iFusionco.com and targetmails.com. During our past fiscal year, A&J Marketing, Inc., a company owned by Mr. Bruni, acquired the Golfpromo.net and PlayGolfNow.com domain names after we had lost our right to these names because we were unable to pay the fees needed to retain these rights. A&J Marketing subsequently opened websites using these names and is now operating the websites. We generated approximately $31,908 in revenue from websites using these domain names before we lost them and the websites were shut down because we were unable to pay the hosting fees. targetmails.com. is listed in the name of A&J Marketing, who is currently paying the hosting fees for this site, but we own the domain name.

Risk Factors That May Affect Future Results

         We currently have no revenue generating operations. The following discussion highlights the most material of the risks we currently face.

WE ARE IN DEFAULT OF A SENIOR SECURED LOAN, WHICH MAY PREVENT US FROM AFFILIATING WITH A REVENUE GENERATING BUSINESS.

         Our failure to remit 50% of the cash proceeds from the AWP transaction to Traffix resulted in one of a number of defaults under the forbearance agreement with Traffix. If Traffix elects to pursue its remedies under the forbearance agreement and we are unable to reach a resolution with Traffix acceptable to us, we may be unable to affiliate with a revenue generating business because, among other things, Traffix's actions may prevent us from obtaining needed financing. Even if we do reach an amicable resolution with Traffix, which we have no reason to believe such resolution is possible, and affiliate with a revenue generating business, our efforts to satisfy continuing obligations under the Traffix agreements will significantly adversely impact any cash flow we may generate in the future if we continue to be required to remit 50% from new accounts receivable until Traffix is paid in full. See also Notes E through G to our audited consolidated financial statements for the year ended February 28, 2003 for information relating to additional defaults by us on our outstanding indebtedness.

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowing and other funding resources. From March 1, 1999 through February 28, 2003, our president made net advances of approximately $930,707, of which $41,144 was advanced during our fiscal year ended February 28,2003, $260,024 was advanced during our fiscal year ended February 28,2002 and $359,566 was advanced during our fiscal year ended February 28,2001. Our independent auditors' report on our consolidated financial statements for the year ended February 28, 2003 includes language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our financial statements show an accumulated deficit of approximately $20,545,582. We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and obtain financing necessary to support these activities by September 2003, we will most likely be forced to cease all activities. In addition, any cash flow that we may generate will be significantly reduced because we must remit 50% of all accounts receivable we may collect to Traffix. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER WITHOUT AN ADEQUATE REPLACEMENT WOULD REQUIRE US TO TERMINATE ALL ACTIVITIES.

         Dr. Michael Mitchell, our president and chief executive officer, is one of only two remaining employees and the only one who devotes any material time to our matters. If Dr. Mitchell leaves the Company or is otherwise unable to act as our Chief Executive Officer, we will be required to terminate all activities unless we are able to find an adequate replacement, which we believe is most unlikely.

Item 2. DESCRIPTION OF PROPERTY

         We do not own any real property. On June 12, 2001, we entered into a lease for office space located at 7109 Fairway Drive, Suite 100, Palm Beach, Florida 33417, which we no longer occupy. We defaulted on the lease for these premises and on December 16, 2003, Fairway One LLC entered a default judgment against us for $169,370.62. We currently utilize space in the residence of Dr. Mitchell, at 3 Tennis Court Road, Mahopac, New York 10541 for no rental.

Item 3. LEGAL PROCEEDINGS

         On May 1, 2002, Daniel W. Gorman filed a complaint in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida naming LCS, Dr. Mitchell, Alex Bruni and two other individuals as defendants. The title of the action is Daniel W. Gorman v LCS Golf Inc., Michael D. Mitchell, Alex Bruni, Scott Eurich, and Michele Haas. The complaint alleges breach of a contract. It also claims entitlement to relief under theories of quantum meruit for work done, tortious interference with contract, misrepresentation and conspiracy. Although the ad damnum clause in the complaint contains no specific amount as a damage demand, the body of the complaint contains allegations of losses of $1,625,000 plus securities and other compensation in amounts not susceptible of conversion to dollar figures.

         We have served an answer denying the material allegations of the complaint, including a denial that the alleged contract was ever signed by us, alleging instead that the purported signature of Mr. Bruni was forged on the document. Other affirmative defenses put forth include the failure to serve the complaint timely, failure to prosecute the action, fraud on the part of the plaintiff in inducing any dealings with us, and the execution by the plaintiff of a stipulation of discontinuance with prejudice on May 9, 2002.

         The pleading stage of the action has just closed. No discovery has begun and the action is at a preliminary stage. Accordingly, it is too early to comment on the merits of any claims or defenses but we believe that we have meritorious defenses to this action. See "Recent Sales of Unregistered Securities" under Item 5 for information relating to shares of our common stock that we issued to Mr. Gorman for marketing services.

         On or about August 28, 2002, Fairway One, L.L.C. the lessor of the premises we formerly occupied in Palm Beach Florida, commenced litigation in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against us for damages resulting from our breach of the lease on these premises. On December 16, 2002, the plaintiff entered a default judgment against us for $169,370.62. The name of the case is Fairway One, L.L. v. LCS Golf, Inc., Case No. CA '02 - 10450AD.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information.

         From mid-1998 through the date hereof our common stock has traded on the NASDAQ Over-The-Counter Bulletin Board, except as indicated below, and/or the National Quotation Bureau "Pink Sheets" under the symbol "LCSG." The following chart sets forth the high and low bid prices for each quarter from January 1, 2001 to the latest practicable date.

2001 Quarter                                High                 Low
------------                                -----               -----
January 1 - March 31                        $ 0.56             $ 0.14
April 1 - June 30                           $ 0.35             $ 0.08
July 1 - September 30                       $ 0.16             $ 0.05
October 1 - December 31                     $ 0.10             $ 0.05

2002 Quarter
------------
January 1 - March 31                        $ 0.37             $ 0.03
April 1 - June 30                           $ 0.51             $ 0.04
July 1 - September 30                       $ 0.10             $ 0.04
October 1 - December 31                     $ 0.05             $ 0.01

2003 Quarter
------------
January 1 - March 31                        $ 0.04             $ 0.01
April 1 - June 30                           $ 0.085            $ 0.081

         On July 3, 2003, the high bid price was $0.095 and the low bid price was $0.085 per shares. On January 19, 2000, we were de-listed from the Over the Counter Bulletin Board for failure to comply with the new listing standards set forth by the NASD before our phase-in date. During this time, our stock was quoted in the National Quotation Bureau pink sheets. On February 16, 2001 we were relisted on the NASDAQ OTC Bulletin Board.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Holders

         As of July 3, 2003, there were 459 registered holders of our common stock, including shares held in street name.

Dividends

         We have not paid a cash dividend on our common stock since the arrival of our current management, and we do not plan to declare any cash dividends in the foreseeable future. We anticipate that should any funds ever become available for dividend payments, they will be reinvested in our business. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

Recent Sales of Unregistered Securities

         We issued the following securities in reliance upon the exemption provided in Section 4(2) of the Securities Act. We believe that this exemption was available in each of the following transactions, as they did not involve a public offering. No commissions were paid in these transactions.

         On May 21, 2002 we issued 250,000 shares of our common stock to Mr. Gorman for marketing services.

         On May 28, 2002, we issued 200,000 shares of our common stock in connection with a $75,000 loan made to us.

         On June 30, 2002, pursuant to the Agreement with AWP and PCG, we issued an aggregate of 5,512,951 shares of our common stock to AWP and PCG upon conversion of a portion of their notes and exercise of certain warrants. We issued an aggregate of 6 million additional shares of our common stock to affiliates of AWP on November 26, 2002.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995 that involve risks and uncertainties. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and other similar language. Our actual results could differ materially from those discussed herein. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Factors that could cause or contribute to such differences include, but are no limited, the risks discussed in "Risk Factors" above.

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

         We have terminated all of our revenue generating operations and released all but two of our employees, our two executive officers. We continue to accrue the salary for one of these officers under his employment agreement. We are investigating the possibility of acquiring or otherwise affiliating with a revenue generating business but, although we have had preliminary discussions, we have reached no agreement with any such business and cannot assure you that we will. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2003, we will most likely cease all activities.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

Revenues

         Our revenues for the 12 months ended February 28, 2003 were $31,908 on a consolidated basis as compared to $242,806 for the prior 12 months ended February 28, 2002. This decrease resulted from the suspension of all of our revenue generating operations.

Cost of Revenue

         Cost of revenues was -0- for the 12 months ended February 28, 2003 as compared to $69,946 for the prior 12 months ended February 28, 2002. This decrease resulted from the suspension of all of our revenue generating operations.

Selling, General and Administrative

         Selling, general and administrative expenses were $601,755 for the year ended February 28, 2003 compared to $3,757,834 for the year ended February 28, 2002. This decrease resulted from the suspension of all of our revenue generating operations.

Interest Expense

         Interest expense consists of interest on debt obligations. Interest expense was $682,341 for the twelve months ending February 28, 2003 compared to $746,213 for the year ending February 28, 2002.

Income Taxes

         No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through February 28, 2003. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Liquidity and Capital Resources.

         Over the 24 months prior to March 31, 2002, we continuously reduced our operations and as of that date suspended almost all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. During our last fiscal year, we incurred a loss of $1,252,188 and negative cash flow from operations of $114,332. We are investigating the possibility of acquiring or otherwise affiliating with a revenue generating business but, although we have had preliminary discussions, we have reached no agreement with any such business and cannot assure you that we will. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that will be dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to acquire or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to resume our operations and/or obtain a revenue generating business partner and the financing required to support these activities by September 2003, we will most likely cease all operations.

         During the past three months independent parties have advanced funds to us which, as of the date of this filing, approximate $230,000. These loans bears no interest and are repayable on demand. They will be converible into our common stock at the rate of $0.03 per share after we have amended our certificate of incorporation to increase the number of shares of common stock we are authorized to issue. We have used these funds to repay certain indebtedness and for professional fees.

         On May 28, 2002 we entered into a loan agreement with an unaffiliated party pursuant to which we borrowed $75,000. The loan bore no interest and was repayable by July 23, 2002. We issued 200,000 shares of our common stock to the lender. The loan agreement provided that if the loan was not repaid by the due date, we would be obligated to issue 10,000 shares of our common stock to the lender for each day that the loan remained unpaid.

         On or about May 1, 2003, we repaid the $75,000 loan to the lender and agreed to issue him one million shares of our common stock as soon as we amend our certificate of incorporation to increase the number of shares we are authorized to issue, which will then permit us to issue these shares. We also agreed to issue him an additional 100,000 shares in the event that we fail to commence the procedure to effect this ammendment prior to six months after the repayment of the loan, and granted him certain "piggy-back" registration rights with respect to his shares. The lender released to Dr. Mitchell 2 million shares of our common stock owned by Dr. Mitchell that he was holding as collateral for the repayment of the loan. In addition, the lender, Dr. Mitchell and LCS exchanged general releases.

         On June 28, 2002, we entered into an Agreement and Release with certain debtholders. In connection therewith, at July 28, 2002, beceause we had not completed a merger with an operating company as of that date, we became obligated to issue 6 million shares of our common stock to the debthoder, which we did on November 26, 2002.

         We continue to have a significant working capital deficiency and to generate substantial losses.

Item 7. FINANCIAL STATEMENTS

         Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of LCS Golf, Inc. and subsidiaries, which are included at the end of this Form 10-KSB begining on page F-1.

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

Name                        Age                    Position
----                        ---                    --------
Dr. Michael Mitchell        49          President, CEO and sole Director

Alex Bruni                  44          Chief Operating and Financial Officer

         Dr. Michael Mitchell has been our President, Chief Executive Officer and Chairman of the Board of Directors since 1994. He obtained a degree in biology from Jacksonville University in 1976. In 1980 he obtained his M.D. degree from the University of Dominica. From 1985 through the end of 1999, he was a physician at Greenwich Village Pediatrics. He is board certified in pediatrics and has memberships in the Academy of Pediatrics and the New York County Medical Society. Dr. Mitchell does not devote his full attention to our activities. He is currently employed by Riverside Pediatrics in Croton on Hudson, New York were he practices pediatric medicine on a part time basis.

         Alex Bruni has served as our Chief Operating Officer since 1999. He obtained a BBA in Accounting and a MS in Taxation from Hofstra University. From 1988 through 1998 Mr. Bruni worked at American Express as the Director of International Taxes, managing a staff of five tax accountants while also managing and planning American Express international operations. From March 1998 through February 1999 Mr. Bruni was the President of PlayGolfNow, Inc., which was acquired by the Company in 1999. Mr. Bruni currently owns and operates A&J Marketing, Inc, an Internet marketing company he established approximately two years ago and that acquired certain of our websites and domain names. He devotes only minimal time to our activities.

Family Relationships.

         There are no family relationships between our two executive officers.

ITEM 10. EXECUTIVE COMPENSATION.

         We paid no cash compensation to our executive officers during our fiscal years ended February 28, 2002 and February 28, 2003, but on June 27, 2001 we issued 1,800,000 shares of our common stock to Dr. Mitchell that we valued at $360,000 and 500,000 shares of our common stock to Mr. Bruni that we valued at $100,000 for services rendered by them to us. On March 22, 2002 we issued an additional 250,000 shares of our common stock to Mr. Bruni valued at $10,000 for services rendered by him to us.

Employment Agreements.

         On June 1, 1998, we entered into an employment agreement with Dr. Mitchell for his services as our President and Chief Executive Officer. The agreement is for a term of five years. We may terminate it for cause 90 days after a written notice by our board of directors has been provided. We may terminate the agreement without cause on at least three months notice to Dr. Mitchell. Dr. Mitchell's duties include all those customary for such positions, as well as any duties reasonably imposed or removed from such customary duties under our discretion. Dr. Mitchell is to perform such services at least 20 hours per week. As consideration for these services, we have agreed to pay Dr. Mitchell an annual salary of $260,000, payable in weekly installments of $5,000. This salary is to be increased each year by at least 4% percent during the term of the agreement. Since we were unable to pay Dr. Mitchell pursuant to the terms of his agreement with us, we issued 2,000,000 restricted shares of our common stock to Dr. Mitchell in January 1999. Such shares had a market value of $1,925,000 at the time of issuance, based on the trading price of free-trading shares of the same class. Because Dr. Mitchell's shares were restricted and illiquid, we determined that these securities were equivalent in value to the amounts owed to Dr. Mitchell under the terms of his employment agreement through December 31, 1998. Dr. Mitchell did not receive cash compensation pursuant to the terms of his employment agreement during the fiscal years ended February 28, 2002 and February 28, 2003 because the Company operated at a loss and did not have sufficient cash flow to make these payments. We accrued such compensation in the amount of approximately $301,000 for our fiscal year ended February 28, 2003 and $289,000 for our fiscal year ended February 28, 2002, in our financial statements. As noted above, this amount increases each year by 4%.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of our common stock by (a) each person known to us to be the beneficial owner of more than five percent of our common stock, and (b) directors and executive officers both individually and as a group, as of July 3, 2003. Unless otherwise indicated, we believe that the beneficial owner had sole voting and investment power over such shares.

                                    Number of Shares
Names                               Beneficially Owned          Percent of Class
-------------------                 ------------------          ----------------
Dr. Michael Mitchell                    5,918,309 (1)                12.05
President, CEO and
sole Director

Alex Bruni                              1,100,000                     2.24
Chief Operating and
Financial Officer

All Executive Officers and              7,018,309                    14.29
Directors as a group (2 people)

----------------------
(1) This amount includes 200,000 shares issued to Lynn Mitchell, Dr. Mitchell's wife. Dr. Mitchell disclaims beneficial ownership of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See Item 10. Executive Compensation for information relating to shares of our common stock we issued to Dr. Mitchell and Mr. Bruni for services rendered by them to us.

         As of the end of our February 28, 2003 fiscal year Dr. Mitchell had loaned an aggregate of $930,707 to us of which approximately $40,000, $260,000 and $359,000 had been advanced during our 2003, 2002 and 2001 fiscal years, respectively. During our fiscal year ended February 28, 2002, Mr. Bruni loaned us $26,500. During our fiscal year ended February 28, 2003, Mr. Bruni loaned us approximately $10,000. These loans are not reflected in any written agreement but we are accruing interest on them at annual rates ranging between 8% and 10%.

         On March 22, 2002, we issued 500,000 shares of our common stock to each of two of our former directors, which we valued at $0.04 per share.

         During our past fiscal year, A&J Marketing, Inc., a company owned by Mr. Bruni, acquired the Golfpromo.net and PlayGolfNow.com domain names after we had lost our right to these names because we were unable to pay the fees needed to retain these rights. A&J Marketing subsequently opened websites using these names and is now operating these websites. We generated approximately $32,000 in revenue from websites using these domain names before we lost them and the websites were shut down because we were unable to pay the hosting fees. targetmails.com. is listed in the name of A&J Marketing, who is currently paying the hosting fees for this site, but we own the domain name.

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

99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C
      Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C
      Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures

         Our management, which is comprised of our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion since they are our only employees and we are inactive. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation.

Item 15. Principal Accountant Fees and Services

(1)      Audit Fees

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements and review of our financial statements included in our quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements were $41,000 for the fiscal year ended February 28, 2003 and $50,000 for the fiscal year ended February 28, 2002.

(2)      Audit-Related Fees

During our last two fiscal years our independent auditors did not perform any assurance and related services that were reasonably related to the performance or review of our financial statements for which we were billed except as may have been included in the fees set forth in Paragraph (1) above.

(3)      Tax Fees

Our independent auditors did not provide us with any tax compliance, tax advice or tax planning services during our last two fiscal years and, accordingly, did not bill us for such services during these years.

(4)      All Other Fees

During our last two fiscal years our independent auditors did not provide us with any products and did not provide us with or bill us any fees for services other than those set forth in Paragraph (1) above.

(5) This Paragraph is not applicable since we do not have an audit committee.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 3, 2003 LCS Golf, Inc.

 By: /s/ Dr. Michael Mitchell
     ------------------------
     Dr. Michael Mitchell
     President, Chief Executive
     Officer and sole Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title Date

/s/ Dr. Michael Mitchell    President, Chief Executive              July 3, 2003
------------------------    Officer and sole Director,
Dr. Michael Mitchell        (Principal Executive Officer)


/s/ Alex Bruni              Chief Operating and Financial Officer,  July 3, 2003
-------------------------   (Principal Financial and
 Alex Bruni                 Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of LCS Golf, Inc. (the "Registrant") on Form 10-KSB for the annual period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Mitchell, sole of Director, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annuals report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 3, 2003



Michael Mitchell, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of LCS Golf, Inc. (the "Registrant") on Form 10-kSB for the annual period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Bruni, Chief Financial Officer of the Registrant, certify, pursuant to Section302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined inExchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 3, 2003




Alex Bruni, Chief Financial Officer

                         LCS GOLF, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2003 and 2002

LCS GOLF, INC. AND SUBSIDIARIES

Contents

                                                                                                                       Page

Consolidated Financial Statements

   Independent auditors' report                                                                                         F-1

   Balance sheet as of February 28, 2003                                                                                F-2

   Statements of operations for the years ended February 28, 2003 and 2002                                              F-3

   Statements of changes in capital deficit for the years ended February 28, 2003 and 2002                              F-4

   Statements of cash flows for the years ended February 28, 2003 and 2002                                              F-5

   Notes to financial statements                                                                                        F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LCS Golf, Inc.

We have audited the accompanying consolidated balance sheet of LCS Golf, Inc. and subsidiaries as of February 28, 2003 and the related consolidated statements of operations, changes in capital deficit and cash flows for the years ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of LCS Golf, Inc. and subsidiaries as of February 28, 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended February 28, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A (3), the Company has a capital deficit, a working capital deficiency, has incurred recurring losses from operations, is in default of certain indebtedness and has had to rely on loans from its majority stockholder and others. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note A [3]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Eisner LLP


New York, New York
June 18, 2003

LCS GOLF, INC. AND SUBSIDIARIES


Consolidated Balance Sheet
February 28, 2003

ASSETS                                                                                                         $             0
                                                                                                               ===============
LIABILITIES
Current liabilities:
   Cash overdraft                                                                                              $        23,300
   Accounts payable                                                                                                    618,135
   Accrued expenses                                                                                                  2,796,442
   Liabilities to be paid with Common Stock                                                                             98,250
   Debt in default                                                                                                     262,500
   Debt not in compliance with terms                                                                                   301,445
   Note payable                                                                                                        100,000
   Loans from stockholder/president                                                                                    930,707
   Other current liabilities                                                                                            53,902
                                                                                                               ---------------

      Total current liabilities                                                                                      5,184,681
                                                                                                               ---------------

Commitments (Notes E and I)

CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized; 49,120,176 shares
   issued and outstanding; 2,620,000 shares issuable                                                                    49,120
Additional paid-in capital                                                                                          15,311,781
Accumulated deficit                                                                                                (20,545,582)
                                                                                                               ---------------

      Total capital deficit                                                                                         (5,184,681)
                                                                                                               ---------------


                                                                                                               $             0
                                                                                                               ===============
See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES


Consolidated Statements of Operations

                                                                                                    Year Ended February 28,
                                                                                                     2003             2002
                                                                                                     ----             ----
Revenues                                                                                       $        31,908   $       242,806
Cost of revenues                                                                                                          69,946
                                                                                               ---------------   ---------------

                                                                                                        31,908           172,860
                                                                                               ---------------   ---------------

Operating expenses:
   Selling, general and administrative expenses                                                        601,755         3,757,834
                                                                                               ---------------   ---------------

Loss from operations                                                                                  (569,847)       (3,584,974)

Other income (expense):
   Interest expense                                                                                   (682,341)         (746,213)
                                                                                               ---------------   ---------------

Net loss                                                                                       $    (1,252,188)  $    (4,331,187)
                                                                                               ===============   ===============

Net loss per share - basic and diluted                                                         $         (0.03)  $        (0.17)
                                                                                                        ======            ======

Weighted average number of shares outstanding                                                       39,594,996        25,226,746
                                                                                                    ==========        ==========

See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Capital Deficit

                                                                                Additional                               Total
                                                      Common Shares              Paid-in         Accumulated            Capital
                                                   Shares         Amount         Capital           Deficit              Deficit
                                                   ------         ------         -------           -------              -------
Balance - February 28, 2001                       20,282,225    $   20,282   $   12,423,420   $   (14,962,207)    $    (2,518,505)
Issuance of common stock for services              7,125,000         7,125        1,404,074                             1,411,199
Beneficial conversion feature associated with
  the issuance of convertible debt                                                  439,000                               439,000
Net loss for the year ended February 28, 2002                                                      (4,331,187)         (4,331,187)
                                               -------------    ----------   ---------------  ----------------    ----------------
Balance - February 28, 2002                       27,407,225        27,407       14,266,494       (19,293,394)         (4,999,493)
Issuance of common stock for services             10,000,000        10,000          455,000                               465,000
Conversion of convertible promissory notes         5,000,000         5,000          195,000                               200,000
Additional share issued - convertible
  prommisory notes                                 6,000,000         6,000          389,362                               395,362
Shares issued upon cashless exercise of warrants     512,951           513                                                    513
Shares issued in connection with bridge loan         200,000           200            5,925                                 6,125
Net loss for the year ended
   February 28, 2003                                                                               (1,252,188)         (1,252,188)
                                               -------------    ----------   ---------------  ----------------    ---------------

Balance - February 28, 2003                       49,120,176    $   49,120   $   15,311,781   $   (20,545,582)    $    (5,184,681)
                                               =============    ==========   ===============  ================    ===============


See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                                    Year Ended February 28,
                                                                                                     2003             2002
                                                                                                     ====             ====
Cash flows from operating activities:
   Net loss                                                                                    $ (1,252,188)     $    (4,331,187)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Non cash impairment charge                                                                     34,827
      Depreciation and amortization                                                                   6,917               44,099
      Issuance of common stock for services                                                          75,000            1,404,074
      Financing charge - noncash                                                                    402,000              439,000
      Amortization of deferred financing costs                                                       24,700               44,833
      Expenses to be paid with common stock                                                                              304,000
      Provisions for doubtful accounts                                                                                    39,106
      Changes in:
        Accounts receivable                                                                             496               33,363
        Prepaid and other current assets                                                                                  16,453
        Deferred financing costs                                                                     26,110              (17,000)
        Security deposits                                                                             9,293                8,707
        Accounts payable and accrued expenses                                                       556,536            1,553,577
        Other current liabilities                                                                     1,977               47,925
                                                                                               ---------------   ---------------

           Net cash used in operating activities                                                   (114,332)            (413,050)
                                                                                               ---------------   ---------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                                              (13,610)
                                                                                               ---------------   ---------------

Cash flows from financing activities:
   Cash overdraft                                                                                       8,178             15,122
   Proceeds from bridge note                                                                           75,000
   Proceeds from convertible debt                                                                                        200,000
   Repayment of debt in default                                                                       (10,000)           (50,000)
   Proceeds from stockholder/president loans                                                           41,154            352,362
   Repayment of  stockholder/president loans                                                                             (92,338)
                                                                                               ---------------   ---------------
           Net cash provided by financing activities                                                  114,332           425,146
                                                                                               ---------------   ---------------

Net increase (decrease) in cash                                                                             0             (1,514)
Cash - beginning of year                                                                                    0              1,514
                                                                                               ---------------   ---------------

Cash - end of year                                                                             $            0    $             0
                                                                                               ===============   ===============

Supplementary disclosures of cash paid during the year for:
  Interest                                                                                     $            0    $             0
  Income taxes                                                                                              0                  0
Other non cash activity during the year for:
  Liabilities paid with common stock                                                                  390,000                  0
  Debt converted into common stock                                                                    200,000                  0

See independent auditors' report and notes to financial statements

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002



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

         The Company was engaged in the acquisition and operation of companies which provide products and services to the golf playing public and marketing the database information obtained from its websites. These products and services included discounted green fees and other services, and a golf website (http://www.golfuniverse.com) which provides various golf-related hyperlinks to other golf websites and golf course previews. As of February 28, 2003, the Company has very limited operations.

         The Company formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. These products consisted of specialty pillows which LCS Golf planned to sell on its websites. LCS Golf had outsourced its manufacturing operations to produce the Company's line of products utilizing its machinery and equipment. During the years ended February 28, 2003 and 2002, the manufacturing segment was idle due to the Company's decision not to allocate funds to this segment and to concentrate all of its resources in its database and Internet marketing business.

         As of February 28, 2003, the Company has lost most of its websites and domain names, and its database has become obsolete. Some of these websites and domain names are being used by a company owned by the Company's Chief Operating Officer. It is unlikely that the Company will be able to recover any of these websites and/or domain names and the Company may not be able to adequately update its database. Accordingly, it is unlikely that the Company will be able to resume its prior operations.

         The Company generated minimal revenues in fiscal 2003 and currently has no revenue generating operations.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]      Basis of presentation:  (continued)

         Through February 28, 2003, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses and has incurred significant recurring losses. In addition, the Company has a significant working capital deficiency and a capital deficit and is in default of certain indebtedness. Although the Company has been able to issue its common stock for a significant portion of its expenses and has had to rely on loans from its major stockholder/president and others, it is not known whether the Company will be able to continue this practice. It is also not known if the Company will be able to meet its operating expense requirements.

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

         Subsequent to February 28, 2003, the Company has obtained approximately $230,000 (see Note L) from third parties through the issuance of noninterest bearing convertible promissory demand notes.

         Certain accounts have been reclassified for comparative purposes.

[4]      Deferred income taxes:

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]      Advertising costs:

         The Company expenses its advertising costs when incurred.

         Advertising costs were approximately $500 for the year ended February 28, 2003 and $1,000 for the year ended February 28, 2002.

[6]      Loss per share:

         Loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The effect of outstanding potential common shares, including stock options, warrants and convertible debt is not included in the per share calculations as it would be anti-dilutive.

[7]      Use of estimates:

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

[8]     Revenue recognition:

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002


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


NOTE B - INCOME TAXES

At February 28, 2003, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $15,225,000 expiring through 2023 which generated a deferred tax asset of approximately $6,090,000. The difference between the cumulative net losses for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to accrued expenses which are not currently deductible for tax purposes, which generated a deferred tax asset of approximately $545,000. The Company provided a valuation allowance against these deferred tax assets of approximately $6,635,000 since the likelihood of realization cannot be determined.

The difference between the statutory tax rate of 34 percent and the Company's effective tax rate of 0 percent is due to the 100 percent valuation allowance against net deferred tax assets.

Section 382 of the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes occur in stockholder ownership interests. Management believes that such limitations apply to the February 28, 1999 cummulative net operating loss of approximately $5,592,000. Accordingly, the Company will be subject to an annual limitation of approximately $395,000 on the utilization of its February 28, 1999 net operating loss. The utilization of the net operating loss carryforwards could be subject to further limitations based upon the shares issued subsequent to February 28, 1999.

The Company has not filed its prior years' income tax returns for years subsequent to February 28, 1998.


NOTE C - LOANS FROM STOCKHOLDER/PRESIDENT

Loans from the major stockholder/president are payable on demand with interest at 10% a year. These loans are unsecured. At February 28, 2003, the net advances from the major stockholder/president were approximately $931,000. The Company has recorded interest expense of approximately $90,000 and $67,000 for the years ended February 28, 2003 and 2002, respectively, on this indebtedness.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002

NOTE D - EQUIPMENT

Depreciation expense for the years ended February 28, 2003 and 2002 was $6,917 and $16,020, respectively.

NOTE E - DEBT IN DEFAULT

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

The Company entered into a ten-year licensing agreement with Traffix for the use of the Company's database for a monthly payment of $5,000. During the years ended February 28, 2003 and 2002, no such payments were made.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002


NOTE E - DEBT IN DEFAULT  (CONTINUED)



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

On August 8, 2000, following certain disagreements concerning Traffix's use of the Company's database, the Company entered into a Forbearance Agreement and amended the security agreement with Traffix. The Company made a $50,000 payment against the $500,000 convertible note which was funded personally by its major stockholder/president. The Note was amended to provide for payment on demand. The amended security agreement requires the Company to remit to Traffix, 50% of collections on the outstanding accounts receivable as of August 10, 2000 and 25% of all subsequent accounts receivable collected, within five days. Payments are to be credited first to interest and then to principal. Traffix is also to receive 50% of all other cash receipts, including additional loans, until the
Note is paid. The amended security agreement also includes all accounts of the Company and all security, or guarantees held with respect to the accounts and all account proceeds. In addition, the Company's major stockholder/president personally guaranteed up to $250,000 of the Note of which $237,500, (including the two payments of $50,000 each discussed below) has been paid against this guaranty.

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

On May 16, 2001, the Company entered into an agreement with Traffix, Inc. which amended the aforementioned Forbearance Agreement dated August 8, 2000. The Company agreed to pay $10,000 on signing. Upon the closing of the AWP financing (see Note G), Traffix was to be paid an additional $10,000. Commencing on June 1, 2001, the Company agreed to a payment schedule of a minimum of $10,000 per month. Since May 16, 2001 the Company has not made all of the required $10,000 monthly payments to Traffix, as called for by the amended Forebearance Agreement. As a result, as of February 28, 2003, the Company is in default of its amended Forbearance Agreement with Traffix.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002

NOTE F - DEBT NOT IN COMPLIANCE WITH TERMS

         [1] On August 8, 2000, AWP loaned the Company $300,000 evidenced by an 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible, at the option of AWP, into common stock at $.25 per share (market price on the date of the agreement of $.4375 per share), subject to adjustment, which resulted in a discount of the note of approximately $201,000. This discount was immediately recognized as interest expense due to the ability of AWP to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five-year warrant expiring on August 8, 2005 to purchase 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option-pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000. This amount is to be amortized over the life of the two-year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company has recorded additional interest expense of approximately $228,000 during the year ended February 28, 2001. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares is to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15, 2000 and since a Registration Statement was not declared effective by November 15, 2000, the terms of the agreement are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% per 30-day period, until the exercise price reaches $0.05. Pursuant to this provision, at Feburary 28, 2002, the reduced conversion price and the exercise prices were each $0.05 respectively. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Pursuant to this provision, the Company has recorded interest expense of $24,000 for the year ended February 28, 2002 and $11,000 for the year ended February 28, 2001. As of February 28, 2001, the interest rate was 15%. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of AWP to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002

NOTE F - DEBT NOT IN COMPLIANCE WITH TERMS  (CONTINUED)

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

[2] On May 24, 2001, the Company entered into an agreement with Private Capital Group, LLC ("PCG") (an entity related to AWP) for the sale of $200,000 of 8% convertible debentures with Private Capital Group, LLC ("PCG") ( an entity related to American Warrant Partners) which can be converted at any time by the holder or will automatically convert into common stock in five years, at the lower of $0.12 per share or 80% of the market price as defined. The $200,000 Note has been personally guaranteed by the Company's major stockholder/president with 750,000 of his shares of the Company's stock being held in escrow. The Company also agreed to file a registration statement for the shares but no later than sixty calendar days from June 15, 2001. The Company did not file the registration statement within the sixty-day period. The lenders waived this noncompliance. At February 28, 2002, the Company had received $175,000 of proceeds from this note. The Company has recorded a charge of $175,000 for the year ended February 28, 2002. The charge represents the beneficial conversion feature resulting from the difference between the fair market value of the shares at the date of issuance of the debt and the effective conversion rate for the convertible debentures.

On January 31, 2002, the Company was notified that it was in default of its convertible debentures agreements with Private Capital Group, LLC ("PCG") and its 8% convertible subordinated promissory note to American Warrant.

The Company has not paid the interest due on the promissory note, which American Warrant considers to be an event of default under the note. This default was not cured within twenty calendar days therefore, the principal and accrued interest are payable immediately.

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

The 800,000 shares that had been held in escrow as security for the promissory notes were released and returned to the Company's president and chief executive officer.

NOTE G - Bridge Note

On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder has personally pledged 2,000,000 shares of the Company's common stock as collateral for the loan. The Company defaulted on the aforementioned loan when it was not able to make the required repayment of $75,000 on June 11, 2002. Pursuant to the loan agreement, the Company is required to issue 10,000 shares of the Company's Common Stock ("Penalty Shares") to the third party for each day the loan is past due. As of February 28,2003, the Company is obligated to issue 2,620,000 shares of its common stock and for the year ended February 28,2003, the Company has recorded $98,000 in interest expense, related to these penalty shares.

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

In March 2002, the Company issued 9,750,000 shares of common stock to employees, directors and consultants for services performed in fiscal year 2002. The Company valued these shares at $0.04 per share and recorded a charge of $390,000 in the 2002 statement of operations. Of these shares, 250,000 were issued to the Company's chief operating officer.

In May 2002, the Company issued 250,000 shares of common stock for services rendered to the Company valued at $75,000.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002


NOTE I - COMMITMENTS

[1]      Employment agreements:

         On June 1, 1998, the Company entered into a five year employment agreement with its president which provides for a minimum annual salary of $260,000 with annual increases of not less than four percent. Compensation under this agreement was $301,000 and $289,000 for the years ended February 28, 2003 and 2002, respectively. As of February 28, 2003, the Company has included in accrued expenses $1,182,000 of unpaid salary.

[2]      Consulting agreement:

         On June 12, 2001, the Company entered into a consulting agreement with PCG for a period of twelve months commencing on May 24, 2001. Pursuant to the agreement, as compensation the Company is to pay $26,000 to the Group in shares of its common stock as shall equal the lesser of $0.12 per share or 80% of the market price, as defined.

[3]      Lease:

         In June 2001, the Company entered into a three-year lease for office space in Florida. As of February 28, 2003, the Company had vacated its office space in Florida. In December of 2002 a judgement was issued against the Company in a case brought by the Company's former landlord. As a result of this judgement the Company has accrued $160,000 as of February 28, 2003.

         The Company's other locations were leased space on a month-to-month basis. Rent expense was $41,000 for the year ended February 28, 2002. Office facilities were provided to the Company by its president without charge, for the year ended February 28, 2003.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
February 28, 2003 and 2002

NOTE J - CAPITAL DEFICIT

During the year ended February 28, 1999, the Company sold, under Regulation D of the Federal Securities Act, 200,000 units at $.10 a unit. Each unit consists of one share of the Company's common stock and two common stock warrants. Each warrant is for the purchase of seven shares of common stock at $.35 a share. At February 28, 2003, 50 warrants remain outstanding.

NOTE K - SEGMENTS

The Company operates in one business segment; the marketing of database information obtained from its website and others.


NOTE L - SUBSEQUENT EVENTS

On May 1, 2003 a complaint naming the Company and its two officers was filed by a third party in Palm Beach County, Florida. The complaint alleges a breach of contract and contains allegations of losses of $1,625,000 plus securities and other compensation. The Company has served an answer denying the allegations of the complaint and believes that the complaint has no merit.

On May 1, 2003 the Company repaid a $75,000 loan from a third party. In addition the Company has agreed to issue 1 million shares of its common stock in full settlement of the default provisions under the note. (see Note G). In order to issue these shares the Company must amend its certificate of incorporation to increase the number of shares it is authorized to issue. The Company has also agreed to issue an additional 100,000 shares of common stock to the third party if the certificate of incorporation is not amended in six months. The third party will also receive piggyback registration rights with respect to the aforementioned shares. Concurrent with the repayment of the loan the third party has also released 2 million shares of the Company's stock to the Company's major stockholder/president that the third party had been holding as collateral for the loan.

During the first quarter of fiscal 2004 the Company issued $230,000 of non interest bearing convertible promissory notes payable on demand and convertible at $0.03 per share.