Form 10QSB
period 2003-05-31
LCS GOLF INC
filed 2003-07-22
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                           Commission File No. 0-30420

                                 LCS GROUP, INC.
             (Exact Name of Registrant as specified in its charter)


             Delaware                                20-1010-495
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or   organization)                Identification No.)



           3 Tennis Court Road
            Mahopac, New York                              10541
 (Address of Principal Executive Offices)                 (Zip Code)


                                  845-621-3945

                            Issuer's telephone number

                                 LCS, GOLF, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                  No ___


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 49,120,176 shares of Common Stock, par value $0.001 as of July 22, 2003.

Transition small business disclosure format (check one)
                         Yes                   No    X
                            ------                  ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        LCS GOLF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        May 31, 2003        February 28, 2003
                                                                                        ------------        -----------------
                                                                                        (Unaudited)
ASSETS                                                                               $             0           $            0
                                                                                     ===============           ==============
LIABILITIES

Current liabilities:

   Cash overdraft                                                                    $        23,300           $       23,300
   Accounts payable                                                                          618,135                  618,135
   Accrued Expenses                                                                        2,941,788                2,796,442
   Liabilities to be paid with Common Stock                                                   98,250                   98,250
   Debt in default                                                                           262,500                  262,500
   Debt not in compliance with terms                                                         301,445                  301,445
   Notes payable                                                                              25,000                  100,000
   Convertible debt                                                                          180,925
   Loans from stockholder/president                                                          912,707                  930,707
   Other current liabilities                                                                  52,879                   53,902
                                                                                     ---------------          ---------------

      Total current liabilities                                                            5,416,929                5,184,681
                                                                                     ---------------          ---------------

Commitments

CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized; 49,120,176 and
   shares issued and outstanding, 1,000,000 shares issuable at May 31,2003                    49,120                   49,120
Additional paid-in capital                                                                15,311,781               15,311,781
Accumulated deficit                                                                      (20,777,830)             (20,545,582)
                                                                                                              ---------------

      Total capital deficit                                                               (5,416,929)               (5,184,681)
                                                                                     ---------------          ---------------


                                                                                     $             0          $             0
                                                                                     ===============          ===============
The notes to the condensed consolidated financial statements are made a part hereof.


                         LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED MAY 31,
                                                   ----------------------------
                                                      2003            2002
                                                  ------------  -------------
                                                  (UNAUDITED)     (UNAUDITED)

NET REVENUES                                        $        0  $      20,365

COST OF REVENUES                                             0           ----
                                                  ------------  -------------

GROSS PROFIT                                                 0         20,365

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           205,472        147,943
                                                  ------------  -------------

LOSS FROM OPERATIONS                                  (205,472)      (127,578)

Interest expense                                       (26,776)       (74,250)
                                                  ------------  -------------

NET LOSS                                          $   (232,248) $    (201,828)
                                                  ============  =============

NET LOSS PER SHARE - BASIC AND DILUTED            $       (.00) $        (.01)
                                                  ============  =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       49,120,176     36,380,051
                                                  ============  =============

The notes to the condensed consolidated financial statements are made a part hereof.

                         LCS GOLF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED MAY 31,
                                                     --------------------------
                                                          2003         2002
                                                      -----------  -----------
                                                      (UNAUDITED) (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ (232,248)  $  (201,828)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                       3,458
    Common stock issued and to be issued
      for services                                                     20,000
    Financing Charge - non cash                                        17,453
  Changes in:
    Accounts receivable                                                   496
    Accounts payable and accrued expenses               145,346        70,062
    Other current liabilities                            (1,023)        2,999
                                                       --------    ----------

NET CASH USED IN OPERATING ACTIVITIES                   (87,925)      (87,360)
                                                       --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Overdraft                                                        5,953
  Proceeds from notes issued                                           75,000
  Proceeds from convertible debt                        180,925
  Repayment of note                                     (75,000)      (10,000)
  Proceeds from major stockholder/president loans                      16,407
  Repayment of major stockholder/president loans        (18,000)         ----
                                                       --------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                87,925        87,360
                                                       ---------   ----------

NET INCREASE/DECREASE IN CASH                                 0          ----

CASH - MARCH 1                                                0          ----
                                                       --------    ----------

CASH - MAY 31                                          $      0     $    ----
                                                       ========    ==========
                                                                    $ 390,000
NON-CASH TRANSACTIONS
Issuance of Common Stock for Liabilities

The notes to the condensed consolidated financial statements are made a part hereof.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2003



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

         The Company was engaged in the acquisition and operation of companies which provide products and services to the golf playing public and marketing the database information obtained from its websites. These products and services included discounted green fees and other services, and a golf website (http://www.golfuniverse.com) which provides various golf-related hyperlinks to other golf websites and golf course previews. As of May 31, 2003, the Company has very limited operations.

         The Company formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. It does not intend to renew these operations.

         During the fiscal year ended February 28, 2003, the Company had lost its websites and domain names, and its database had become obsolete. Some of these websites and domain names are being used by a company owned by the Company's Chief Operating Officer. It is unlikely that the Company will be able to recover any of these websites and/or domain names and the Company may not be able to adequately update its database. Accordingly, it is unlikely that the Company will be able to resume its prior operations.

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

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
May 31, 2003


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Basis of presentation: (continued)

         Through May 31, 2003, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses, has incurred significant recurring losses. In addition, the Company has a significant working capital deficiency and a capital deficit and is in default of certain indebtedness. Although the Company has been able to issue its common stock for a significant portion of its expenses and has had to rely on loans from its major stockholder/president and others, it is not known whether the Company will be able to continue this practice. It is also not known if the Company will be able to meet its operating expense requirements.

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

         During the first quarter of fiscal 2004 the Company issued $180,925 of noninterest bearing convertible promissory notes payable on demand and convertible at $0.03 per share.

         Certain accounts have been reclassified for comparative purposes.

[4]      Interim Financial Data

         Those condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securites and Exchange Commission. In the opinion of management, the accompanying audited financial statements include all normal recurring adjustments necessary for the information presented not to be misleading. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2003 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or any other period.

         There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the fiscal year 2003 Annual Report on Form 10-KSB.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2003



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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2003



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

The Company entered into a ten-year licensing agreement with Traffix for the use of its database for a monthly payment of $5,000. As of May 2003, no such payments were made.

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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2003



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

On May 16, 2001, the Company entered into an agreement Traffix, Inc. which amended the aforementioned Forbearance Agreement dated August 8, 2000. The Company agreed to pay $10,000 on signing. Upon the closing of the AWP financing (see Note C), Traffix was to be paid an additional $10,000. Commencing on June 1, 2001, the Company agreed to a payment schedule of a minimum of $10,000 per month. Since May 16, 2001 the Company has not made all of the required $10,000 monthly payments to Traffix, as called for by the amended Forebearance Agreement. The Company is in default of its amended Forbearance Agreement with Traffix.

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2003


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

LCS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
May 31, 2003


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

LCS GOLF, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
May 31, 2003


NOTE D - BRIDGE NOTE

On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder had personally pledged 2,000,000 shares of the Company's common stock as collateral for the loan. The Company defaulted on the aforementioned loan when it was not able to make the required repayment of $75,000 on June 11, 2002. Pursuant to the loan agreement, the Company was required to issue 10,000 shares of the Company's Common Stock ("Penalty Shares") to the third party for each day the loan is past due.

On May 1, 2003 the Company repaid the $75,000 loan from the third party. In addition the Company has agreed to issue 1 million shares of its common stock in full settlement of the default provisions under the note. In order to issue these shares the Company must amend its certificate of incorporation to increase the number of shares it is authorized to issue. The Company has also agreed to issue an additional 100,000 shares of common stock to the third party if the certificate of incorporation is not amended within six months. The third party also received piggyback registration rights with respect to the aforementioned shares. Concurrent with the repayment of the loan, the third party has also released 2 million shares of the Company's stock to the Company's major stockholder/president that the third party had been holding as collateral for the loan.

NOTE E - CONTINGENCIES

On May 1, 2003 a complaint naming the Company and its two officers was filed by a third party in Palm Beach County, Florida. The complaint alleges a breach of contract and contains allegations of losses of $1,625,000 plus securities and other compensation. The Company served an answer denying the allegations of the complaint and believes that the complaint has no merit.

NOTE F - SUBSEQUENT EVENTS

On July 16, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, LCS Golf, Inc. became the wholly-owned subsidiary of LCS Group, Inc. hereinafter referred to as "Group" or "we." Pursuant to this transaction Group acquired all of the assets of Golf, all former stockholders of Golf became the stockholders of Group, which is the entity that will now be publicly traded on the OTC Bulletin Board.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         On July 16, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, LCS Golf, Inc. hereafter referred to as "Golf," became the wholly-owned subsidiary of LCS Group, Inc., hereinafter referred to as "Group" or "we." Pursuant to this transaction, Group acquired all of the assets of Golf, all former stockholders of Golf became the stockholders of Group, which is the entity that will now be publicly traded on the OTC Bulletin Board, and the officers and sole director of Golf became the officers and sole director of Group. The historical and financial information that we have set forth in this Item relate to Golf except were the context indicates that it refers to Group.

         We were a holding company that until December 31, 2001 operated as a provider of out sourcing of permission e-mail marketing technologies and services. We provided permission email direct marketing services through Golfpromo.net and Targetmails.com, Internet and direct marketing services through Ifusionco.com. and PlayGolfNow.com, Golf ecommerce news and information through a vertical golf portal and discounts on golf services.

         We have terminated all of our revenue generating operations and released all but two of our employees, our two executive officers. We continue to accrue the salary for one of these officers under his employment agreement. As of May 31, 2003, we had lost most of our websites and domain names, and our database had become obsolete. Some of these websites and domain names are being used by a company owned by our Chief Operating Officer. It is unlikely that we will be able to recover any of these websites and/or domain names and we may not be able to adequately update our database. Accordingly, it is most unlikely that we will be able to resume our prior operations.

         We are investigating the possibility of acquiring or otherwise affiliating with a revenue generating business but, although we have had discussions, we have reached no agreement with any such business and cannot assure you that we will. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. If we are unable to resume our operations and/or affiliate with a revenue generating business partner and secure the financing required to support these activities by September 2003, we will most likely cease all activities.

Results of Operations

Three Months Ended May 31, 2003, Compared to Three Months Ended May 31, 2002

Revenues

         We had no revenues for the three months ended May 31, 2003 as compared to $20,365 for the three months ended May 31, 2002. This decrease resulted from our suspension of operations.

Cost of Revenue

          We had no cost of revenues for the three months ended May 31, 2003 or the three months ended May 31, 2002.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $205,472 for the three months ended May 31 2003 compared to $147,953 for the three months ended May 31, 2002.

Interest Expense

        Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $26,776 for the three months ending May 31, 2003 compared to $74,250 for the three months ending May 31, 2002.

Income Taxes

         No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through May 31, 2003. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Loss

         Our net loss for the three-month period ended May 31, 2003 was ($232,248), compared with a net loss of ($201,822) for the three-month period ended May 31, 2002. For the three-month period ended May 31, 2003, net loss per common share, basic and diluted, was ($0.00) per share. For the three-month period ended May 31, 2002, net loss per common share, basic and diluted, was ($0.01) per share.

Liquidity and Capital Resources

         Cash Balance, Working Capital and Cash Flows from Operating Activities

        We had negative cash flow from operations of $(87,925) during the three month period ended May 31, 2003 because we had no revenue generating operations and we continue to be in a cash overdraft position.

         Over the 24-month period ending March 31, 2002, we continuously reduced our operations so that as of that date we had suspended almost all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. Since that date we have suspended all of our revenue generating operations. We are investigating the possibility of acquiring or otherwise affiliating with a revenue generating business but, as noted above, although we have had discussions, we have reached no agreement with any such business and cannot assure you that we will. Any such acquisition or affiliation will also most likely require significant financing. We currently have no commitments for any financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Furthermore, our weak financial condition could restrict our ability to acquire or affiliate with a revenue generating business partner as well as prevent us from establishing a source of financing. If, as noted above, we are unable to obtain a revenue generating business partner and secure the financing required to support these activities by September 2003, we will most likely cease all activities.

         During the past four months independent parties have advanced funds on our behalf that, as of the date of this filing, approximate $250,000. These advances bear no interest and are repayable on demand. They will be convertible into our common stock at the rate of $0.03 per share after we have amended our certificate of incorporation to increase the number of shares of common stock we are authorized to issue. We have used these funds to repay certain indebtedness and for professional fees.

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

         On May 1, 2003, we repaid the $75,000 loan to the lender and agreed to issue him one million shares of our common stock as soon as we amend our certificate of incorporation to increase the number of shares we are authorized to issue, which will then permit us to issue these shares. We also agreed to issue him an additional 100,000 shares in the event that we fail to commence the procedure to effect this amendment prior to six months after the repayment of the loan, and granted him certain "piggy-back" registration rights with respect to his shares. The lender released to Dr. Mitchell 2 million shares of our common stock owned by Dr. Mitchell that he was holding as collateral for the repayment of the loan. In addition, the lender, Dr. Mitchell and Golf exchanged general releases.

We continue to have a significant working capital deficiency and to generate substantial losses.

Issues and Uncertainties

Forward Looking Statements

         Certain statements in this Report, and any documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Reform Act of 1995. These forward-looking statements include, among others words such as "expects," "anticipates," "intends," "believes" and other similar language. Our actual results could differ materially from those discussed herein. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in the risk factors set forth below, which are not meant to be all-inclusive.

Risks Associated with our Company

         We currently have no revenue generating operations. The following discussion highlights certain material risks we currently face.

GOLF IS IN DEFAULT OF A SENIOR SECURED LOAN, WHICH COULD PREVENT US FROM AFFILIATING WITH A REVENUE GENERATING BUSINESS.

         Golf's failure to remit 50% of the cash proceeds from a financing transaction with American Warrant Partners to Traffix, Inc. resulted in one of a number of defaults under Golf's forbearance agreement with Traffix. Although we believe that we are not bound by Golf's agreement with Traffix, we cannot assure you that if Traffix elects to pursue its remedies under the forbearance agreement against us we will be successful in maintaining our position. In the event that we are not successful or are otherwise unable to reach a resolution with Traffix acceptable to us, we may be unable to affiliate with a revenue generating business because, among other things, Traffix's actions could prevent us from obtaining needed financing. In addition, in the event that we are obligated to satisfy Golf's continuing obligations under the Traffix agreements, any cash flow we may generate in the future would be significantly adversely impacted if we are required to remit 50% from new accounts receivable until Traffix is paid in full. See also Notes B through D to Golf's unaudited consolidated financial statements for the three months ended May 31, 2003 for information relating to additional defaults by Golf on Golf's outstanding indebtedness for which we could be liable.

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowings and other funding resources. From March 1, 1999 through May 31, 2003, our president made net advances of approximately $912,709, of which $41,144 was advanced during our fiscal year ended February 28,2003, $260,024 was advanced during our fiscal year ended February 28,2002 and $359,566 was advanced during our fiscal year ended February 28,2001. Our independent auditors' report on our consolidated financial statements for the year ended February 28, 2003 and the notes to our unaudited financial statements for the three months ended May 31, 2003 include language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our financial statements show an accumulated deficit of approximately $20,777,830. We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or acquire or affiliate with a business that generates revenue and secure financing necessary to support these activities by September 2003, we will most likely be forced to cease all activities. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

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

ITEM 3 - Controls and Procedures

         Our management, which is comprised of our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion since they are our only employees and we are inactive. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On November 26, 2002, Robert J, Carye, Jr. instituted a legal action against us and other defendants in the District Court, Second Judicial District, County of Ramsey, State of Minnesota. The title of the action is Robert J. Carye, Jr. vs. LCS Golf, Inc., et al, Case NO. 62-C5-02-012634. The plaintiff alleged that we sent an unsolicited facsimile transmission to him in violation of the federal Telephone Consumer Protection Act of 1991 47 U.S.C.ss.s 227(b)(1)(C) and 227(d)(1)(B) and ss.325E.395 of the Minnesota Statutes. The plaintiff sought an injunction, statutory damages, out-of-pocket loses, attorney's fees, costs and disbursements. He terminated this action and issued us a general release in consideration for our paying him $3,500.00.

ITEM 2.  Change in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         See Notes B through D to our unaudited consolidated financial statements for the three-month period ending May 31, 2003.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         None.

ITEM 5.  Other Information

          On July 17, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, Golf became our a wholly-owned subsidiary. Pursuant to this transaction we acquired all of Golf's assets, all former stockholders of Golf became our stockholders, we are now the entity that will be publicly traded on the OTC Bulletin Board, and the officers and sole director of Golf became our officers and sole director.

         As a successor entity to Golf, our shares are deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934 and Rule 12g-3 promulgated thereunder. The shares have been issued without registration in reliance upon exemptions provided in Section 3(a)(9) of the Securities Act of 1933 and Rule 145 promulgated thereunder. Golf has been subject to the reporting requirements of the Exchange Act since 1997. The last report filed by Golf was its Annual Report on Form 10-KSB for the year ended February 28, 2003.


         Reference is made to the (i) Agreement and Plan of Merger among LCS Group, Inc., LCS General Acquisition, Inc. and LCS Golf, Inc, (ii) Certificate of Incorporation of LCS Group, Inc., and (iii) Amended and Restated By-laws of LCS Group, Inc, copies of which are being filed as Exhibits to this Form 10-QSB. All statements made with respect to the aforesaid transactions discussed in this
Item 5 are qualified by such reference.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits

Exhibit No.                Description

2.1 Agreement and Plan of Merger among LCS Group, Inc., LCS General Acquisition, Inc. (a wholly-owned subsidiary of LCS Group, Inc.) and LCS Golf, Inc., dated as of July 16, 2003.

3.1             Certificate of Incorporation of LCS Group, Inc.

3.2             By-Laws of LCS Group, Inc.

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

                                         LCS GROUP, INC.



                                        By:   /s/ MICHAEL MITCHELL
                                              ----------------------------
                                              Michael Mitchell Sole Director and
                                              Principal Executive Officer

                                        By:   /s/ ALEX BRUNI
                                              --------------------------
                                              Alex Bruni
                                              Principal Accounting and
                                              Financial Officer

Date:  July 22, 2003

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of LCS Golf, Inc. (the "Registrant") on Form 10-QSB for the three month period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Mitchell, sole of Director, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

July 22, 2003

Michael Mitchell, Chief Executive Officer

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of LCS Golf, Inc. (the "Registrant") on Form 10-QSB for the three month period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alex Bruni, Chief Financial Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

July 22, 2003

Alex Bruni, Chief Financial Officer