Form 10QSB
period 2003-08-31
LCS GOLF INC
filed 2003-10-22
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

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

Yes X No ___


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 49,120,176 shares of Common Stock, par value $0.001 as of October 22, 2003.

Transition small business disclosure format (check one)       Yes         No X
                                                                  ----      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        LCS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      August 31, 2003        February 28, 2003
                                                                                       ------------         -----------------
                                                                                        (Unudited)
ASSETS                                                                               $             0          $             0
                                                                                     ===============          ===============

LIABILITIES
Current liabilities:
   Cash overdraft                                                                    $             0          $        23,300
   Accounts payable                                                                          598,926                  618,135
   Accrued Expenses                                                                        3,084,702                2,796,442
   Liabilities to be paid with Common Stock                                                   98,250                   98,250
   Debt in default                                                                           262,500                  262,500
   Debt not in compliance with terms                                                         301,445                  301,445
   Notes payable                                                                              25,000                  100,000
   Convertible Debt                                                                          261,987                        0
   Loans from stockholder/president                                                          910,497                  930,707
   Other current liabilities                                                                  52,879                   53,902
                                                                                     ---------------          ---------------

      Total current liabilities                                                            5,596,186                5,184,681
                                                                                     ---------------          ---------------

CAPITAL DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized; 49,120,176 and
   49,120,176 shares issued and outstanding, respectively                                     49,120                   49,120
Additional paid-in capital                                                                15,311,781               15,311,781
Accumulated deficit                                                                      (20,957,087)             (20,545,582)
                                                                                     ---------------          ---------------

      Total capital deficit                                                               (5,596,186)              (5,184,681)
                                                                                     ---------------          ---------------


                                                                                     $             0          $             0
                                                                                     ===============          ===============
                       See notes to consolidated financial statements

                       LCS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED AUGUST 31,    SIX MONTHS ENDED AUGUST 31,
                                                 -----------------------------   ----------------------------
                                                     2003             2002           2003            2002
                                                 ------------     ------------   ------------    ------------
                                                 (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)

NET REVENUES                                     $        --      $     11,543    $        --     $    31,908

COST OF REVENUES                                          --                --             --              --
                                                 ------------     ------------   ------------    ------------

                                                          --            11,543             --          31,908

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (INCLUDES $0, $37,000, $0 AND $57,000,
  respectively OF EXPENSES PAID WITH
  COMMON STOCK)                                       156,169          123,355        361,641         271,298
                                                 ------------     ------------   ------------    ------------

LOSS FROM OPERATIONS                                 (156,169)        (111,812)      (361,641)       (239,390)

Interest expense                                      (23,088)        (530,516)       (49,864)       (604,766)
                                                 ------------     ------------   ------------    ------------

NET LOSS                                         $   (179,257)    $   (642,328)  $   (411,505)   $   (844,156)
                                                 ============     ============   ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED           $        .00    $        (.01)  $       (.01)   $       (.02)
                                                 ============     ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      49,120,176       45,709,320     49,120,176      41,044,626
                                                 ============     ============   ============    ============


  See notes to consolidated financial statements.

                          LCS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED AUGUST 31,
                                                    ----------------------------
                                                       2003              2002
                                                    -----------       -----------
                                                     (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (411,505)        $(844,156)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                           6,917
    Issuance of common stock for services - net                            57,000
    Financing Charge - Non Cash                                           483,460
  Changes in:
    Accounts receivable                                                       496
    Security deposits and other assets                                      9,293
    Accounts payable and accrued expenses               269,051           196,096
    Other current liabilities                            (1,023)            2,999
                                                    -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                  (143,477)          (87,895)
                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                   --                --
                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Overdraft                                        (23,300)            6,968
  Proceeds from note issued                                  --            75,000
  Proceeds from convertible debt                        261,987                --
  Repayment of note                                     (75,000)          (10,000)
  Proceeds from major stockholder/president loans            --            15,927
  Repayment of major stockholder/president loans        (20,210)               --
                                                    -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               143,477            87,895
                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH                               0                 0

CASH - BEGINNING OF PERIOD                                    0                 0
                                                    -----------       -----------

CASH - END OF PERIOD                                $         0        $        0
                                                    ===========       ===========


NONCASH ACTIVITY:
Liabilities paid with common stock                                     $  390,000
                                                                       ==========

See notes to consolidated financial statements.

LCS GROUP, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2003



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

         The Company was engaged in the acquisition and operation of companies which provided products and services to the golf playing public and marketed the database information obtained from its websites. These products and services included discounted green fees and other services, and a golf website (http://www.golfuniverse.com) which provided various golf-related hyperlinks to other golf websites and golf course previews.

         The Company formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999. It does not intend to renew its operations.

         During the fiscal year ended February 28, 2003, the Company had lost its websites and domain names, and its database had become obsolete. Some of these websites and domain names are being used by a company owned by the Company's Chief Operating Officer. It is unlikely that the Company will be able to recover any of these websites and/or domain names and the Company may not be able to adequately update its database. The Company does not intend to resume its prior activities.

         The Company generated minimal revenues in fiscal 2003 and currently has no revenue generating operations.

[2]      Principles of consolidation:

         The consolidated financial statements include the accounts of LCS GROUP, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

[3]      Basis of presentation:

         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
August 31, 2003


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]      Basis of presentation:  (continued)

         Through August 31, 2003, the Company has not generated revenues from its operations to cover its costs and operating expenses and has incurred significant recurring losses. In addition, the Company has a significant working capital deficiency and a capital deficit. Although the Company has been able to issue its common stock for a significant portion of its expenses and has had to rely on loans from its major stockholder/president and others, it is not known whether the Company will be able to continue this practice. It is also not known if the Company will be able to meet its operating expense requirements.

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

         During the six months ended August 31, 2003, the Company issued $261,987 of non-interest bearing convertible promissory notes payable on demand and convertible at $0.03 per share (See Note E).

         Certain accounts have been reclassified for comparative purposes.

[4]      Interim Financial Data

         Those condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for the information presented not to be misleading. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2003 Annual Report on Form 10-KSB. Operating results for the three and six months ended August 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or any other period.

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

LCS GROUP, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2003



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

LCS GROUP, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2003



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

The Company entered into a ten-year licensing agreement with Traffix for the use of its database for a monthly payment of $5,000 which can be used to offset the remaining balance owed to Traffix. During the quarter and six months ended August 31, 2003, no such payments were made.

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

LCS GROUP, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2003


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

LCS GROUP, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2003


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

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
August 31, 2003


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

LCS GROUP, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements (unaudited)
August 31, 2003


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

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
August 31, 2003

NOTE D - Bridge Note

         On May 28, 2002, the Company entered into a loan agreement with a third party for $75,000. In conjunction with this loan the Company also granted the third party 200,000 shares of the Company's common stock. The Company's president, chief executive officer and principal stockholder had personally pledged 2,000,000 shares of the Company common stock as collateral for the loan. The Company defaulted on the aforementioned loan when it was not able to make the required repayment of $75,000 on June 11, 2002. Pursuant to the loan agreement, the Company was required to issued 10,000 shares of the Company's Common Stock ("Penalty Shares") to the third party for each day the loan is past due.

         On May 1, 2003 the Company repaid the $75,000 loan from the third party. In addition the Company has agreed to issue 1 million shares of it's common stock in full settlement of the default provisions under the note. In order to issue these shares the Company must amend its certificate of incorporation to increase the number of shares it is authorized to issue. The Company has also agreed to issue and additional 100,000 shares of common stock to the third party if the certificate of incorporation is not amended within six months. The third party also received piggyback registration rights with respect it the aforementioned shares. Concurrent with the repayment of the loan, the third party has also released 2 million shares of the Company's stock to the Company's major stockholder/president that the third party had been holding as collateral for the loan.

NOTE E - Convertible Debt

         During May, 2003, the Company entered into an agreement to borrow funds, payable on demand, with no interest, and will be convertible into common stock of the Company at $.03 per share. Since the current loan agreement provides that the authorized number of shares required to convert the loan is subject to shareholder approval, a commitment date has not occurred. Upon approval for an increase in the authorized number of shares, a substantial charge may be incurred representing the beneficial conversion feature on the difference between the stated conversion of $.03 per share and the market price. At August 31, 2003, such charge could amount to the full loan proceeds under this agreement. As of October 21, 2003, shareholder approval for such change in authorized shares has not been effectuated.

         As of October 22, 2003, $381,853 has been borrowed under this agreement.

NOTE F - Settlement of Litigation

         On May 1, 2003 a complaint naming the Company and its two officers was filed by a third party in Palm Beach County, Florida. The complaint alleged a breach of contract and contained allegations of losses of $1,625,000 plus securities and other compensation. The Company entered into a settlement agreement on September 5, 2003. The settlement calls for the issuance of 100,000 shares of the Company's common stock and payment of $10,000 in cash. The Company accrued this settlement as of August 31, 2003, the common stock being valued at $12,000 based upon the market price on the settlement date.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On July 16, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, LCS Golf, Inc. hereafter referred to as "Golf," became the wholly-owned subsidiary of LCS Group, Inc., hereinafter referred to as "Group" or "we." Pursuant to this transaction, Group acquired all of the assets of Golf, all former stockholders of Golf became the stockholders of Group, which is the entity that is now publicly traded on the OTC Bulletin Board, and the officers and sole director of Golf became the officers and sole director of Group. The historical and financial information that we have set forth in this Item relate to Golf except were the context indicates that it refers to Group.

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

We have terminated all of our revenue generating operations and released all but two of our employees, our two executive officers. As of August 31, 2003, we had lost most of our websites and domain names, and our database had become obsolete. Some of these websites and domain names are being used by a company owned by our Chief Operating Officer. We do not intend to recover any of these websites and/or domain names, update our database, or resume our prior operations.

On August 21, 2003, we, together with our subsidiary, LCS Acquisition Corp., and Conversion Services International, Inc. and Scott Newman and Glenn Peipert, CSI's executive officers and principal stockholders, executed an Agreement and Plan of Reorganization to merge CSI into LCS Acquisition Corp. If the transaction is consummated, CSI will become the operating entity, LCS Group will change its name to Conversion Services International, Inc. and the CSI stockholders will control approximately between 85% and 90% of the shares of the combined company. The transaction is subject, among other things, to the approval of the CSI stockholders, the approval by the LCS Group stockholders to an increase in the authorized LCS Group shares to one billion and appropriate due diligence by the parties.

CSI was founded in 1990 by Messrs. Newman and Peipert and is located in East Hanover, New Jersey. The company, with its Center for Data Warehousing, is a leading provider of a new category of professional services that embraces IT Management Consulting, Data Warehousing, Business Intelligence and e-Business.

Results of Operations

Three Months  Ended  August 31, 2003,  Compared to Three Months Ended August 31,
2002

Revenues

We had no revenues for the three months ended August 31, 2003 as compared to $11,543 for the three months ended August 31, 2002. This decrease resulted from our termination of revenue generating operations.

Cost of Revenue

We had no cost of revenues for the three months ended August 31, 2003 or the three months ended August 31, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $156,169 for the three months ended August 31, 2003 compared to $123,355 for the three months ended August 31, 2002.

Interest Expense

Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $23,088 for the three months ending August 31, 2003 compared to $530,516 for the three months ending August 31, 2002.

Income Taxes

No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through August 31, 2003. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Loss

Our net loss for the three-month period ended August 31, 2003 was ($179,257), compared with a net loss of ($642,328) for the three-month period ended August 31, 2002. For the three-month period ended August 31, 2003, net loss per common share, basic and diluted, was ($0.00) per share. For the three-month period ended August 31, 2002, net loss per common share, basic and diluted, was ($0.01) per share.

Six Months Ended August 31, 2003, Compared to Six Months Ended August 31, 2002

Revenues

We had no revenues for the six months ended August 31, 2003 as compared to $31,908 for the six months ended August 31, 2002. This decrease resulted from our termination of revenue generating operations.

Cost of Revenue

We had no cost of revenues for the six months ended August 31, 2003 or the six months ended August 31, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $361,641 for the six months ended August 31 2003 compared to $271,298 for the six months ended August 31, 2002.

Interest Expense

Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $49,864 for the six months ending August 31, 2003 compared to $604,766 for the six months ending August 31, 2002.

Income Taxes

No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through August 31, 2003. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Loss

Our net loss for the six-month period ended August 31, 2003 was ($411,505), compared with a net loss of ($844,156) for the six-month period ended August 31, 2002. For the six-month period ended August 31, 2003, net loss per common share, basic and diluted, was ($0.01) per share. For the six-month period ended August 31, 2002, net loss per common share, basic and diluted, was ($0.02) per share.

Liquidity and Capital Resources

Cash Balance, Working Capital and Cash Flows from Operating Activities

We had negative cash flow from operations of ($143,477) during the six-month period ended August 31, 2003 because we had no revenue generating operations.

Over the 24-month period ending March 31, 2002, we continuously reduced our operations so that as of that date we had suspended almost all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. Since that date we have terminated all of our revenue generating operations.

During the past six months lenders have advanced funds on our behalf that, as of the date of this filing, approximate $400,000. These advances bear no interest and are repayable on demand. They will be convertible into our common stock at the rate of $0.03 per share after we have amended our certificate of incorporation to increase the number of shares of common stock we are authorized to issue. We have used these funds to repay certain indebtedness and for professional fees and to pay certain ongoing expenses. Certain of these lenders are holders of our common stock and/or have loaned funds to CSI.

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

GOLF IS IN DEFAULT OF A SENIOR SECURED LOAN, WHICH COULD PREVENT US FROM AFFILIATING WITH A REVENUE GENERATING BUSINESS.

Golf's failure to remit 50% of the cash proceeds from a financing transaction with American Warrant Partners to Traffix, Inc. resulted in one of a number of defaults under Golf's forbearance agreement with Traffix. Although we believe that we are not bound by Golf's agreement with Traffix, we cannot assure you that if Traffix elects to pursue its remedies under the forbearance agreement against us we will be successful in maintaining our position. In the event that we are not successful or are otherwise unable to reach a resolution with Traffix acceptable to us, we may be unable to affiliate with a revenue generating business because, among other things, Traffix's actions could prevent us from obtaining needed financing. In addition, in the event that we are obligated to satisfy Golf's continuing obligations under the Traffix agreements, any cash flow we may generate in the future would be significantly adversely impacted if we are required to remit 50% from new accounts receivable until Traffix is paid in full. See also Notes B through D to Golf's unaudited consolidated financial statements for the six months ended August 31, 2003 for information relating to additional defaults by Golf on Golf's outstanding indebtedness for which we could be liable.

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our operations have been dependent upon short-term borrowings and other funding resources. From March 1, 1999 through August 31, 2003, our president made net advances of approximately $910,497, of which $41,144 was advanced during our fiscal year ended February 28,2003, $260,024 was advanced during our fiscal year ended February 28,2002 and $359,566 was advanced during our fiscal year ended February 28,2001. Our independent auditors' report on our consolidated financial statements for the year ended February 28, 2003 and the notes to our unaudited financial statements for the six months ended August 31, 2003 include language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our financial statements show an accumulated deficit of approximately $[INSERT AMOUNT]. We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to acquire or affiliate with a business that generates revenue and secure financing necessary to support these activities by January 2004, we will most likely be forced to cease all activities. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Change in Securities

None.

ITEM 3. Defaults Upon Senior Securities

See Notes B through D to our unaudited consolidated financial statements for the three-month period ending August 31, 2003.

ITEM 4. Submission of Matters to a Vote of Securities Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.     Description

31.1 Certification of Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934.

32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports of Form 8-K

Form 8-K filed on August 28, 2003.

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

Date: October 22, 2003