Form 10QSB
period 2002-11-30
LCS GOLF INC
filed 2004-01-21
CIK 934306

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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

Yes [X]      No [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 49,220,176 shares of Common Stock, par value $0.001 as of January 14, 2004.

Transition small business disclosure format (check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        LCS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               November 30, 2003     February 28, 2003
                                                                               -----------------     -----------------
                                                                                   (Unudited)
ASSETS
                                                                                 $        -               $        -
                                                                                 ===============          ===============
LIABILITIES
Current liabilities:
   Cash overdraft                                                                $        -                $       23,300
   Accounts payable                                                                      596,208                  618,135
   Accrued Expenses                                                                    3,067,105                2,796,442
   Liabilities to be paid with Common Stock                                               98,250                   98,250
   Debt in default                                                                       232,500                  262,500
   Debt not in compliance with terms                                                     301,445                  301,445
   Notes payable                                                                          25,000                  100,000
   Convertible Debt                                                                      449,476                   -
   Loans from stockholder/president                                                      910,497                  930,707
   Other current liabilities                                                              52,879                   53,902
                                                                                 ---------------          ---------------

      Total current liabilities                                                        5,733,360                5,184,681
                                                                                 ---------------          ---------------

CAPITAL DEFICIT

Common stock - $.001 par value, 50,000,000 shares authorized; 49,220,176 and
   49,120,176 shares issued and outstanding, respectively.
                                                                                          49,220                   49,120
Additional paid-in capital                                                            15,323,681               15,311,781
Accumulated deficit                                                                  (21,106,261)             (20,545,582)
                                                                                 ---------------          ---------------

      Total capital deficit                                                           (5,733,360)              (5,184,681)
                                                                                 ---------------          ---------------


                                                                                 $        -               $        -
                                                                                 ===============          ===============
                       See notes to consolidated financial statements

                        LCS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED NOVEMBER 30, NINE MONTHS ENDED NOVEMBER 30,
                                               ------------------------------  ------------------------------
                                                   2003             2002           2003            2002
                                               ------------     ------------   ------------    ------------
                                               (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)

NET REVENUES                                   $         --     $         --   $        --     $    31,908

COST OF REVENUES                                         --               --            --              --
                                               ------------     ------------   -----------     -----------

                                                         --               --            --          31,908
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (Includes $0,$18,000, $0 and $75,000
  respectively of expenses paid with
  common stock)                                     125,334          123,327       486,975         394,625
                                               ------------     ------------   -----------     -----------

LOSS FROM OPERATIONS                               (125,334)        (123,327)     (486,975)       (362,717)

Interest expense                                    (23,840)         (48,950)      (73,704)       (653,716)
                                               ------------     ------------   -----------     -----------

NET LOSS                                       $   (149,174)    $   (172,277)  $  (560,679)    $(1,016,433)
                                               ------------     ------------   -----------     -----------

NET LOSS PER SHARE - BASIC AND DILUTED         $         --     $         --   $     (0.01)    $      (.03)
                                               ------------     ------------   -----------     -----------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    49,124,343       46,120,176    49,124,343      39,313,700
                                               ------------     ------------   -----------     -----------


  See notes to consolidated financial statements.

                          LCS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  NINE MONTHS ENDED NOVEMBER 30,
                                                  ------------------------------
                                                     2003              2002
                                                  -----------       -----------
                                                   (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(560,679)      $(1,016,433)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Non Cash Impairment Charge                                           34,827
    Depreciation and amortization                                         6,917
    Issuance of common stock for services                                57,000
    Issuance of commons stock for litigation
      settlement                                       12,000
    Financing Charge - Non Cash                                         501,460
  Changes in:
    Accounts receivable                                                     496
    Security deposits and other assets                                    9,293
    Accounts payable and accrued expenses             248,736           302,046
    Other current liabilities                          (1,023)            2,999
                                                  -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                (300,966)         (101,395)
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                --                --
                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Overdraft                                      (23,300)            6,968
  Proceeds from note issued                               --             75,000
  Repayment of note                                   (75,000)          (10,000)
  Repayment of Debt in Default                        (30,000)              --
  Proceeds from Convertible Debt                      449,476               --
  Proceeds from major stockholder/president loans         --             29,427
  Repayment of major stockholder/president loans      (20,210)              --
                                                  -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             300,966           101,395
                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH                           --                --

CASH - BEGINNING OF PERIOD                                --                --
                                                  -----------       -----------

CASH - END OF PERIOD                              $       --        $       --
                                                  -----------       -----------


NONCASH ACTIVITY:
Liabilities paid with common stock                $    12,000       $   390,000
Debt converted into common stock                  $       --        $   300,000

See notes to consolidated financial statements.

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   The Company:

      On October 28, 1997, LCS Golf, Inc. ("LCS Golf"), an inactive New York corporation, was merged in a reverse merger transaction into an inactive Delaware corporation with the same name ("LCS Delaware") in exchange for 980,904 shares of LCS Delaware's common stock. LCS Golf paid $50,000 as a finder's fee in connection with the merger that was charged to expense. In addition, 3,916,360 shares with a value of $25,000 were issued to certain existing shareholders of LCS Golf for services rendered in connection with the merger. For financial accounting purposes, the merger on October 28, 1997 has been treated as the acquisition of LCS Delaware by the Company in the form of a recapitalization. Therefore, no value has been ascribed to the common stock held by the LCS Delaware shareholders.

      LCS Golf was formed under the laws of the State of New York on March 8, 1994. On October 26, 1994, LCS Golf commenced business operations with the purchase of substantially all of the assets and the assumption of specific liabilities of Bert Dargie Golf, Inc., a Tennessee corporation engaged in the business of designing, assembling and marketing golf clubs and related accessories.

      In August 1996, LCS Golf conveyed, assigned, transferred and delivered substantially all of its business assets to Dargie Golf Co. (the "Purchaser") in exchange for the: i) cancellation of the remaining debt owed to the Purchaser arising from the October 26, 1994 purchase, ii) sale by Herbert A. Dargie III of his 5 percent ownership interest in LCS Golf to LCS Golf and, iii) the assumption of certain liabilities of LCS Golf by the Purchaser.

      The Company was engaged in the acquisition and operation of companies that provided products and services to the golf playing public and marketed the database information obtained from its websites. These products and services included discounted green fees and other services, and a golf website (http://www.golfuniverse.com) which provided various golf-related hyperlinks to other golf websites and golf course previews.

      The Company formerly designed and manufactured consumer products, but ceased its manufacturing operations in November of 1999.

      During the fiscal year ended February 28, 2003, the Company had lost its websites and domain names, and its database had become obsolete. Some of these websites and domain names are being used by a company owned by the Company's Chief Operating Officer. The Company will not recover any of these websites and/or domain or update its database. The Company does not intend to resume any of its prior activities (see Note I).

      The Company generated minimal revenues in fiscal 2003 and currently has no revenue generating operations.

      On July 16, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, LCS Golf became the wholly-owned subsidiary of LCS Group, Inc., herein referred to as the "Company." Pursuant to this transaction, the Company acquired all of the assets of LCS Golf at the time, all former stockholders of LCS Golf became the stockholders of the Company, which is the

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

      entity that is now publicly traded on the OTC Bulletin Board, and the officers and sole director of LCS Golf became the officers and sole director of the Company.

[2]   Principles of consolidation:

      The consolidated financial statements include the accounts of LCS GROUP, INC., and its subsidiaries, including LCS Golf. All material intercompany accounts and transactions have been eliminated in consolidation.

[3]   Basis of presentation:

      The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      Through November 30, 2003, the Company has not generated any revenues from its operation to cover its costs and operating expenses and has incurred significant recurring losses. In addition, the Company has a significant working capital deficiency and a capital deficit. Although the Company has been able to issue its common stock for a significant portion of its expenses and has had to rely on loans from its major stockholder/president and others it is not known whether the Company will be able to continue this practice. It is also not known if the Company will be able to meet its operating expense requirements.

      These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company has entered into an agreement with Conversion Services International, Inc. ("CSI"), pursuant to which it will acquire CSI in the form of a reverse merger (see Note I). No assurances can be given that this agreement will be consummated. In the event that this transaction is not consummated, the Company will be forced to cease all operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Certain accounts have been reclassified for comparative purposes.

[4]   Interim Financial Data

      These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for the information presented not to be misleading. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's fiscal year 2003 Annual Report on Form 10-KSB. Operating results for the three and

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

      nine months ended November 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or any other period.

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

[6]   Loss per share:

      Loss per share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding, including shares with respect to liabilities to be paid with common stock, during each period. The effect of outstanding potential shares of common stock, including stock options, warrants and convertible debt is not included in the per share calculations as it would be anti-dilutive.

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

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

The Note is collateralized by the Company's database and all related records, contract rights and intangibles, which have been delivered to the lender and must be updated upon request, until the obligation has been paid.

The Company entered into a ten-year licensing agreement with Traffix for the use of its database for a monthly payment of $5,000, which can be used to offset the remaining balance owed to Traffix. No such payments have been made under this agreement.

On the same date, the Company also entered into a two-year marketing agreement with Traffix to develop programs to market products and services and send promotional e-mails to the visitors and customers of the Company's websites. Traffix was to pay the Company $.25 for each individual who "opts in" to be registered with Traffix at its site. Revenues generated from these programs (less direct "out-of-pocket" costs, including royalties, cost of producing the marketing materials and other expense directly related to the programs) were to be divided equally and distributed quarterly less any required reserves. There have been no revenues recognized from these programs.

In connection with the marketing agreement, the Company issued two-year options to purchase 100,000 shares of the Company's common stock at $1.00 a share and 100,000 shares at $2.00 per share. The value of these options at grant date, utilizing the Black-Scholes option-pricing model, was $139,000. The assumptions used in determining the value was an expected volatility of 155%, an average interest rate of 6.68% per annum and an expected holding period of two years. The estimated value of these options was expensed in the year ended February 28, 2001. These options are subject to certain anti-dilution provisions and provide registration rights for the underlying shares. The agreement can be terminated in the event of a default under the agreement by either party, which is not corrected within 30 days after notice is given.

On August 8, 2000, following certain disagreements concerning Traffix's use of the Company's database, the Company entered into a Forbearance Agreement and amended the security agreement with Traffix. The Company made a $50,000 payment against the $500,000 convertible note that was funded personally by its major stockholder/president. The Note was amended to provide for payment on demand. The amended security agreement requires the Company to remit to Traffix, 50% of collections on the outstanding accounts receivable as of August 10, 2000 and 25% of all subsequent accounts receivable collected, within five days. Payments are to be credited, first to interest and then to principal. Traffix is also to receive 50% of all other cash receipts, including additional loans, until the
Note is paid. The amended security agreement also includes all accounts of the Company and all security, or guarantees held with respect to the accounts and all account proceeds. In addition, the Company's major stockholder/president personally guaranteed up to $250,000 of the Note of which $267,500, (including the two payments of $50,000 each discussed below) has been paid against this guaranty.

Due to the above amendment, Traffix agreed not to demand payment on the Note or commence any action against the Company, as long as it received payments for interest and principal of at least $10,000 per month or collection of the Company's accounts receivable or money from the guarantor, the Company's major stockholder/president, and the Company generates gross revenues of at least $75,000 per month.

On August 8, 2000, the Company received $300,000 from American Warrant Partners, LLC ("AWP") evidenced by an 8% convertible subordinated promissory note (see below). The Company did not remit 50% of the cash proceeds of this note, as required by the Forbearance Agreement, which put the Company into default under its agreement with Traffix. The Company has not obtained a waiver of the

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

default, however, the major stockholder/president personally made two payments of $50,000 each towards the principal and interest on the Traffix Note. The Company recorded these payments as a loan from its stockholder/president. In addition, the Company agreed to remit 50% (formerly 25%) of cash received from new accounts receivable.

On May 16, 2001, the Company entered into an agreement with Traffix, Inc. which amended the aforementioned Forbearance Agreement dated August 8, 2000. The Company agreed to pay $10,000 on signing. Upon the closing of the AWP financing, Traffix was to be paid an additional $10,000. Commencing on June 1, 2001, the Company agreed to a payment schedule of a minimum of $10,000 per month. Since May 16, 2001 the Company has not made all of the required $10,000 monthly payments to Traffix, as called for by the amended Forebearance Agreement. As a result, as of November 30, 2003, the Company is in default of its amended Forbearance Agreement with Traffix.

On November 6, 2003, Traffix filed a complaint in the New York State Supreme Court in Rockland County, New York against LCS Golf and Michael Mitchell, the Company's chief executive officer and sole director. The complaint alleged a breach of agreement, a breach of guarantee by Dr. Mitchell and reliance by Traffix on false statements, and sought aggregate damages of approximately $1,500,000 plus interest, legal fees and expenses.

On November 14, 2003, the parties entered into an agreement pursuant to which the Company paid Traffix $30,000 and agreed to pay an additional $32,500 when the closing of the proposed merger with CSI is consummated (see Note I). The Company agreed to issue to Traffix 250,000 shares of its common stock within five days after the closing. Traffix agreed to immediately withdraw the complaint without prejudice. In the event that the merger is not consummated within 150 days after November 14, 2003, the settlement agreement will be terminated, Traffix will retain the $30,000 and will be able to reinstitute litigation, and the Company will have no obligation to pay the additional $32,500 or to issue the 250,000 shares to Traffix. As of November 30, 2003, the Company owes Traffix $232,500 in principal and approximately $96,000 in accrued interest, which is included in accrued expenses.

NOTE C - DEBT NOT IN COMPLIANCE WITH TERMS

[1] On August 8, 2000, AWP loaned the Company $300,000 evidenced by an 8% convertible subordinated promissory note with a maturity date of August 8, 2002. The note is convertible, at the option of AWP, into common stock at $.25 per share (market price of $.4375 per share), subject to adjustment, which resulted in a discount of the note of approximately $201,000. This discount was immediately recognized as interest expense due to the ability of AWP to convert the note at any time. Interest is payable quarterly commencing on September 30, 2000. The Company also issued a five-year warrant expiring on August 8, 2005 to purchase 600,000 shares of common stock, exercisable at $.40 per share, subject to adjustment, to be exercised in whole or in part. The value of this warrant at grant date, utilizing the Black-Scholes option-pricing model, was approximately $260,000. The assumptions used in determining the value was an expected volatility of 227%, an average interest rate of 6.06% per annum and an expected holding period of five years. The allocated value of the warrant is $99,000. This amount is to be amortized over the life of the two-year note, or shorter if exercised earlier. Based upon the values ascribed to the convertibility feature of the note and the warrant, the Company recorded additional interest expense of approximately $228,000 during the year ended February 28, 2001. The Company also entered into a registration rights agreement whereby a Registration Statement for the shares was to be filed as soon as reasonably practicable but not later than September 15, 2000. The Company did not file the Registration Statement by September 15,

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

      2000 and since a Registration Statement was not declared effective by November 15, 2000, the terms of the agreement are that for each 30-day period that the Registration Statement is not declared effective, the conversion price of $0.25 of the convertible note and the warrant exercise price of $0.40 will each be reduced by 2% per 30-day period, until the exercise price reaches $0.05. Pursuant to this provision, at November 31, 2003, the reduced conversion price and the exercise prices were each $0.05, respectively. In addition, the interest rate on the convertible note will increase 2% for each 30-day period, not to exceed 15%. Pursuant to this provision, the Company has recorded interest expense of $8,500 and $25,500 for the three and nine months ended November 30, 2003, respectively. Certain officers and directors agreed to a lock-up agreement restricting their right to sell, transfer, pledge or hypothecate or otherwise encumber their shares until the earlier of 1) the one year anniversary of the agreement, 2) the effective date of the Registration Statement or 3) until the Company raises $1,000,000 in equity or debt financing. The Company agreed to recommend and use its best efforts to elect a representative of AWP to the Board of Directors until one year from the date of the agreement or until the Company raises $1,000,000 in equity or debt financing.

      On May 16, 2001, the Company entered into an amendment, waiver and consent relating to the 8% convertible subordinated promissory note, warrant, and registration rights agreement revising the conversion price of the promissory note and the exercise price of the warrant to the lower of $0.12 or 80% of the current market price on the date immediately preceding the date of the exercise or conversion. The Company was required to register the underlying common stock a registration statement to be filed in connection with a proposed new investment no later than 60 days from June 15, 2001, in consideration for which, AWP agreed to waive any penalty provisions with respect to the filing of the registration statement and consent to the issuance of common stock below the then applicable conversion or exercise price of the promissory note and warrant relating to the financing received on May 24, 2001.

      Pursuant to this amendment of the Conversion and Exercise price, the Company recorded a charge of approximately $239,000 during the quarter ended May 31, 2001, which represents the beneficial conversion feature resulting from the difference between the fair market value of the shares at the effective date of the amendment and the effective conversion rate of the note.

[2] On May 24, 2001, the Company entered into an agreement with Private Capital Group, LLC ("PCG") (an entity related to AWP) for the sale of $200,000 of 8% convertible debentures which can be converted at any time by the holder or will automatically convert into common stock in five years, at the lower of $0.12 per share or 80% of the market price as defined. The $200,000 Note was personally guaranteed by the Company's major stockholder/president with 800,000 of his shares of the Company's stock being held in escrow. The Company also agreed to file a registration statement for the shares but no later than sixty calendar days from June 15, 2001. The Company did not file the registration statement within the sixty-day period. The lenders waived this noncompliance. At February 28, 2002, the Company had received $175,000 of proceeds from this note. The Company has recorded a charge of $175,000 for the year ended February 28, 2002. The charge represents the beneficial conversion feature resulting from the differences between the fair market value of the shares at the date of issuance of the debt and the effective conversion rate for the convertible debentures.

      On January 31, 2002, the Company was notified that it was in default of its convertible debentures agreements with PCG and its 8% convertible subordinated promissory note to AWP.

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

      The Company has not paid the interest due on the promissory note, which AWP considers to be an event of default under the note. This default was not cured within twenty calendar days therefore, the principal and accrued interest became payable immediately.

      On June 28, 2002, the Company entered into an Agreement and Release with AWP and PCG, the holders of the Company's 8% convertible promissory notes. The Agreement and Release addresses the Company's noncompliance with the terms of the 8% convertible promissory notes.

      Pursuant to the Agreement and Release, AWP and PCG in the aggregate converted $200,000 of the 8% convertible promissory notes at a price of $0.04 per share, as adjusted, for an aggregate of 5,000,000 shares of the Company's common stock. Should the price of the Company's stock not reach and remain at $0.50 per share for a minimum period of thirty trading days within 120 days of a merger with an operating company, at an average volume of 150,000 shares per day, then the Company will issue a total of an additional 6,000,000 shares of its common stock to AWP and PCG. Since a merger with an operating company did not occur within thirty days of the aforementioned agreement and release, AWP and PCG had the option to receive immediate repayment of their notes or to receive the additional 6,000,000 shares of common stock. On November 26, 2002, the Company issued the aforementioned 6,000,000 shares of common stock to AWP and PCG.

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

      On November 30, 2003, the Company entered into separate agreements with two creditors to settle notes held by them in principal amounts of $66,000 and $37,000, respectively. Pursuant to these agreements, the creditors were paid $33,000 and $15,000, respectively, on December 15, 2003. The Company also agreed to pay $33,000 and $15,000 and issue 200,000 shares and 125,000 shares of its common stock, respectively, to these creditors if the merger with CSI is consummated and its authorization to issue common stock is increased (see Notes I and J).

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

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

On May 1, 2003 the Company repaid the $75,000 loan from the third party. In addition the Company has agreed to issue 1 million shares of its common stock in full settlement of the default provisions under the note. In order to issue the shares, the Company must amend its certificate of incorporation to increase the number of shares it is authorized to issue (see Note J). The Company has also agreed to issue an additional 100,000 shares of common stock to the third party if the certificate of incorporation was not amended by November 1, 2003. The third party also received piggyback registration rights with respect to the aforementioned shares. Concurrent with the repayment of the loan, the third party has also released 2 million shares of the Company's stock to Company's major stockholder/ president that the third had been holding as collateral for the loan.

The Company did not amend its certificate of incorporation by November 1, 2003 as required by the abovementioned agreement and, accordingly, it is obligated to issue the additional 100,000 shares of common stock when it acquires the necessary authorization to do so.

NOTE E - CONVERTIBLE DEBT

During April 2003, the Company entered into an agreement to borrow funds, payable on demand, with no interest, and will be convertible into common stock of the Company at $0.03 per share. The Company has borrowed $449,476 under these agreements as of November 30, 2003. Since the current loan agreement provides that the authorized number of shares required to convert the loan is subject to shareholder approval, a commitment date has not occurred. Upon approval for an increase in the authorized number of shares, a substantial charge may be incurred representing the beneficial conversion feature on the difference between the stated conversion of $0.03 per share and the market price. At November 30, 2003, such charge could amount to the full loan proceeds under this agreement. As of January 20, 2004, shareholder approval for the increase in authorized shares had not been obtained (see Note J). As of January 20, 2004, approximately $582,500 has been borrowed under this agreement.

NOTE F - SETTLEMENT OF LITIGATION

On May 1, 2003 a complaint naming LCS Golf, the Company's two officers and two other individuals was filed by a third party in Palm Beach County, Florida. The Complaint alleged a breach of contract and contained allegations of losses of $1,625,000 plus securities and other compensation. The Company settled this litigation by entering into an agreement on September 25, 2003. The agreement called for the issuance of 100,000 shares of the Company's common stock and a payment of $10,000. The Company paid this amount on October 22, 2003 and issued the 100,000 shares to a designee of the third party on November 24, 2003.

NOTE G - PROPOSED SETTLEMENT OF ACCRUED EXPENSES

On November 30, 2003, the Company entered into an agreement with a service provider to settle $48,226 of fees owed to it. Pursuant to this agreement, the Company agreed to pay $15,000 and issue 100,000 shares of its common stock to the service provider if the proposed merger with CSI is consummated and the increase in the number of shares of common stock the Company is authorized to issue is approved (see Notes I and J).

NOTE H - PROPOSED SETTLEMENTS WITH MICHAEL MITCHELL, THE COMPANY'S SOLE DIRECTOR AND ALEX BRUNI, THE COMPANY'S CHIEF OPERATING OFFICER.

LCS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
November 30, 2003

Through to November 30, 2003, Dr. Mitchell had advanced approximately $910,000, net of repayments, to the Company and was owed approximately $1,345,000 for accrued salary. On November 30, 2003, the Company entered into an agreement with Dr. Mitchell pursuant to which he agreed to convert the $910,000 debt owed to him into an aggregate 18,238,157 shares of the Company's common stock as soon as the Company amends its certificate of incorporation to increase the number of shares it is authorized to issue (see Note J). Dr. Mitchell also agreed to release the Company from its obligation to pay him amounts due to him for accrued salary upon consummation of the merger with CSI (see Note I).

On the same date, the Company entered into an agreement with Mr. Bruni pursuant to which Mr. Bruni agreed to convert approximately $275,000 in accrued salary and approximately $36,500 of accrued interest into 1,000,000 shares of the Company's common stock as soon as the Company amends its certificate of incorporation to increase its authorized common stock (see Note J).

NOTE I - PROPOSED MERGER WITH CONVERSION SERVICES INTERNATIONAL

On August 21, 2003, as amended on November 28, 2003, the Company, together with its subsidiary, LCS Acquisition Corp., and CSI, Scott Newman and Glenn Peipert, CSI's executive officers and principal stockholders, executed an Agreement and Plan of Reorganization to merge CSI into LCS Acquisition Corp in exchange for LCS Group, Inc., common stock which will be treated as a reverse merger. If the transaction is consummated, CSI will become the Company's only operating business, the Company will change its name to Conversion Services International, Inc., and the CSI stockholders will control the Company's board of directors and own approximately 84.3% of the Company's common stock.

CSI, a privately held Delaware corporation formed in 1990 by Messrs. Newman and Peipert, is in the business of providing professional services relating to information technology, management consulting, data warehousing, business intelligence and e-business.

NOTE J - SUBSEQUENT EVENTS

On or about January 5, 2004, the Company mailed a proxy statement to its stockholders seeking, at a special meeting to be held on January 19, 2004, (i) approval to amend its Certificate of Incorporation to (A) change its name to Conversion Services International, Inc., (B) increase the number of shares of common stock it is authorized to issue to 1,000,000,000, (C) authorize it to issue up to 20,000,000 shares of "blank check" preferred stock, and (D) provide for certain limitations of liability and indemnification for the Company's officers and directors; (ii) to elect Messrs. Newman and Peipert and their nominee to its board; and (iii) adopt its 2003 Stock Incentive Plan. The meeting was adjourned to January 23, 2003, because the Company did not have a quorum.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On July 16, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, LCS Golf, Inc. hereafter referred to as "Golf," became the wholly-owned subsidiary of LCS Group, Inc., hereinafter referred to as "Group," "LCS" or "we." Pursuant to this transaction, Group acquired all of the assets of Golf, all former stockholders of Golf became the stockholders of Group, which is the entity that is now publicly traded on the OTC Bulletin Board, and the officers and sole director of Golf became the officers and sole director of Group. The historical and financial information that we have set forth in this Report relate to Golf except were the context indicates that such information refers to Group.

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

We have terminated all of our revenue generating operations and released all but two of our employees, our two executive officers. As of November 30, 2003, we had lost all of our websites and domain names, and our database had become obsolete. Some of these websites and domain names are being used by a company owned by our Chief Financial Officer. We do not intend to recover any of these websites and/or domain names, update our database, or resume our prior operations.

On August 21, 2003, we, together with our subsidiary, LCS Acquisition Corp., and Conversion Services International, Inc. and Scott Newman and Glenn Peipert, CSI's executive officers and principal stockholders, executed an Agreement and Plan of Reorganization to merge CSI into LCS Acquisition Corp. On November 28, 2003, the parties amended this agreement. If the transaction is consummated, CSI will become our only operating business, we will change our name to Conversion Services International, Inc. and the CSI stockholders will control our board of directors and own approximately 84.3% of our common stock.

CSI, a privately held Delaware corporation formed in 1990 by Messrs. Newman and Peipert, is in the business of providing professional services relating to information technology, management consulting, data warehousing, business intelligence and e-business. Its offices are located at 100 Eagle Rock Avenue, East Hanover, N.J. 07936, and its telephone number is (973) 560-9400.

On or about January 5, 2004, we mailed a proxy statement to our stockholders seeking, at a special meeting to be held on January 19, 2004, (i) approval to amend our Certificate of Incorporation to (A) change our name to Conversion Services International, Inc., (B) increase the number of shares of common stock we are authorized to issue to 1,000,000,000, (C) authorize us to issue up to 20,000,000 shares of "blank check" preferred stock, and (D) provide for certain limitations of liability and indemnification for our officers and directors;
(ii) to elect Messrs. Newman and Peipert and their nominee to our board; and
(iii) adopt our 2003 Stock Incentive Plan. The meeting was adjourned to January 23, 2003, because we did not have a quorum.

The closing of the merger with CSI is subject to a number of conditions, including, among others, approving the name change and the common stock authorization increase, electing Messrs. Newman and Peipert and their nominee to our board and adopting our 2003 Stock Incentive Plan. Approval of the name change and the election of Messrs. Newman and Peipert and their nominee to our board is contingent upon consummation of the merger with CSI within seven business days after the special meeting of our stockholders and the satisfaction of all other conditions precedent to the closing of the merger. In the event that the merger is not consummated within this period, which can be extended by our agreement with CSI, our name will not change and Michael Mitchell will remain our sole director, President and Chief Executive Officer.

We are currently authorized to issue 50,000,000 shares of common stock of which 49,220,176 are outstanding. If we acquire CSI, we will be required, pursuant to our reorganization agreement, to issue an aggregate of 500 million shares of our common stock to CSI's stockholders. In addition, we are contractually obligated to issue up to an additional 43,779,824 shares when we increase the number of shares we are authorized to issue to an amount sufficient to permit this issuance as a result of conversion of certain debt, settlement of litigation and for services rendered. As a result of conversion of debt, 18,238,157 of these shares, except as may be adjusted as described herein, will be issued to Dr. Mitchell and 1,000,000 of these shares will be issued to Alex Bruni, our Chief Financial Officer.

Results of Operations

Three Months Ended November 30, 2003, Compared to Three Months Ended November 30, 2002

Revenues

We had no revenues for the three months ended November 30, 2003 or for the three months ended November 30, 2002. This resulted from our termination of revenue generating operations.

Cost of Revenue

We had no cost of revenues for the three months ended November 30, 2003 or the three months ended November 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $125,334 for the three months ended November 30, 2003 compared to $123,327 for the three months ended November 30, 2002.

Interest Expense

Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $23,840 for the three months ending November 30, 2003 compared to $48,950 for the three months ending November 30, 2002.

Income Taxes

No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through November 30, 2003. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Loss

Our net loss for the three-month period ended November 30, 2003 was ($149,174), compared with a net loss of ($172,277) for the three-month period ended November 30, 2002. For the three-month period ended November 30, 2003, net loss per common share, basic and diluted, was rounded to ($0.00) per share. For the three-month period ended November 30, 2002, net loss per common share, basic and diluted, was rounded to ($0.00) per share.

Nine Months Ended November 30, 2003, Compared to Nine Months Ended November 30, 2002

Revenues

We had no revenues for the nine months ended November 30, 2003 as compared to $31,908 for the nine months ended November 30, 2002. This decrease resulted from our termination of revenue generating operations.

Cost of Revenue

We had no cost of revenues for the nine months ended November 30, 2003 or the nine months ended November 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $486,975 for the nine months ended November 30, 2003 compared to $394,625 for the nine months ended November 30, 2002.

Interest Expense

Interest expense consists of interest on debt obligations and common stock issued or issuable in connection with debt obligations. Interest expense was $73,704 for the nine months ending November 30, 2003 compared to $653,716 for the nine months ending November 30, 2002.

Income Taxes

No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through November 30, 2003. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Loss

Our net loss for the nine-month period ended November 30, 2003 was ($560,679), compared with a net loss of ($1,016,433) for the nine-month period ended November 30, 2002. For the nine-month period ended November 30, 2003, net loss per common share, basic and diluted, was $0.01) per share. For the nine-month period ended November 30, 2002, net loss per common share, basic and diluted, was ($0.03) per share.

Liquidity and Capital Resources

Cash Balance, Working Capital and Cash Flows from Operating Activities

We had negative cash flow from operations of ($300,966) during the nine-month period ended November 30, 2003 because we had no revenue generating operations.

Over the 24-month period ending March 31, 2002, we continuously reduced our operations so that as of that date we had suspended almost all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. Since that date we terminated all of our revenue generating operations.

Through November 30, 2003, Dr. Mitchell had advanced an aggregate of approximately $910,000, net of repayments, to Golf, our wholly-owned subsidiary and was owed by Golf approximately $1,345,000 in accrued salary. He has agreed, pursuant to an agreement dated November 30, 2003, to convert the $910,000 debt owed to him into an aggregate of 18,238,157 shares of our common stock as soon as we amend our certificate of incorporation to increase the number of shares we are authorized to issue, which will then permit us to issue these shares. This number may decrease as described in the next succeeding paragraph. We also have granted him certain demand and "piggy-back" registration rights with respect to all of his shares, which include the shares to be issued to him if the authorization increase is effected. Dr. Mitchell also agreed to release Golf from its obligation to pay him his accrued salary upon consummation of the merger with CSI.

Commencing on or about April 17, 2003, independent parties who are also owners of our common stock and CSI's common stock, have advanced funds on our behalf that, as of January 20, 2004, approximated $582,500. These advances bear no interest and are repayable on demand. They will be converted into our common stock at the rate of $0.03 per share after we have amended our certificate of incorporation to increase the number of shares of common stock we are authorized to issue upon the closing of the merger with CSI. We have used these funds to repay certain indebtedness and for professional fees and filing and related expenses. We anticipate that prior to the consummation of our acquisition of CSI, up to an additional $67,500 may be advanced to us by these lenders, on the same terms and conditions, to pay for certain of our outstanding indebtedness and for professional fees and other expenses related to corporate matters. If the lenders advance $650,000 to us, they will receive an aggregate of 21,666,667 shares of our common stock after we have increased the number of shares of common stock we are authorized to issue. To the extent that the lenders advance less than $650,000 to us, the number of shares they will receive will be reduced at a rate of $0.03 per share. To the extent that the lenders advance more than $650,000, the number of shares that Dr. Mitchell will receive when the authorization increase is effected will be reduced at the rate of $0.03 per share. We have granted these lenders demand and "piggy-back" registration rights.

Alex Bruni, our Chief Operating Officer, has agreed, pursuant to an agreement dated November 30, 2003, to convert approximately $275,000 in accrued salary and $36,500 of outstanding debt into an aggregate of 1,000,000 as soon as we amend our certificate of incorporation to increase the number of shares we are authorized to issue, which will then permit us to issue these shares. We also have granted him certain "piggy-back" registration rights with respect to all of his shares, which include the shares to be issued to him when the authorization increase is effected.

On May 28, 2002, LCS Golf entered into a loan agreement with an unaffiliated party pursuant to which Golf borrowed $75,000. The loan bore no interest and was repayable by July 23, 2002. We issued 200,000 shares of our common stock to the lender. The loan agreement provided that if the loan was not repaid by the due date, we would be obligated to issue 10,000 shares of our common stock to the lender for each day that the loan remained unpaid.

On or about May 1, 2003, we repaid the $75,000 loan to the lender and agreed to issue him one million shares of our common stock as soon as we amend our certificate of incorporation to increase the number of shares we are authorized to issue, which will then permit us to issue these shares. We also agreed to issue him an additional 100,000 shares because we were unable to file a proxy statement with the Commission requesting stockholder approval for this amendment prior to six months after the repayment of the loan, and granted him certain "piggy-back" registration rights with respect to his shares. The lender released to Dr. Mitchell the two million shares of our common stock owned by Dr. Mitchell that the lender was holding as collateral for the repayment of the loan. In addition, the lender, Dr. Mitchell and Golf exchanged general releases.

On November 30, 2003, we entered into an agreement with a creditor of Golf to settle a note held by the creditor in the principal amount of $66,000, which was then in default. Pursuant to this agreement Golf paid the creditor $33,000 and agreed to pay the creditor an additional $33,000 and we agreed to issue 200,000 shares of our common stock to the creditor if the merger of CSI is consummated and the common stock authorization increase is effected. On the same date, we entered into an agreement with another creditor of Golf to settle a note held by the creditor in the principal amount of $37,000, which was also then in default. Pursuant to this agreement Golf paid the creditor $15,000 and agreed to pay the creditor an additional $15,000 and we agreed to issue 125,000 shares of our common stock to the creditor if the merger of CSI is consummated and the common stock authorization increase is effected. In addition, on the same date, we entered into an agreement with an accounting firm that had provided non auditing services to Golf to settle a claim by the firm in the amount of approximately $67,000. Pursuant to this agreement Golf agreed to pay the firm $15,000 and we agreed to issue 100,000 shares of our common stock to the firm if the merger of CSI is consummated and the common stock authorization increase is effected. We also granted certain "piggy-back" registration rights to the recipients of the shares to be issued as set forth in this paragraph.

We continue to have a significant working capital deficiency and to generate substantial losses.

Off-Balance Sheet Transactions

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

Because CSI is not obligated to close the merger unless we satisfy a number of conditions, we cannot assure you that we will consummate the merger with CSI.

Pursuant to our agreement with CSI, in order to effect the merger, we are required to satisfy a number of conditions. Accordingly, we cannot assure you that we will consummate the merger with CSI.

Our financial condition is extremely weak and we may be unable to continue as a going concern.

Our operations have been dependent upon short-term borrowings and other funding resources. From March 1, 1999 through November 30, 2003, our president made advances of approximately $910,000, net of repayments, of which $41,144 was advanced during our fiscal year ended February 28,2003, $260,024 was advanced during our fiscal year ended February 28,2002 and $359,566 was advanced during our fiscal year ended February 28,2001. Our independent auditors' report on our consolidated financial statements for the year ended February 28, 2003 and the notes to our unaudited financial statements for the nine months ended November 30, 2003 include language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our financial statements show an accumulated deficit of approximately $21,106,261. We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to consummate our merger with CSI, we will most likely be forced to cease all activities. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

The loss of our chief executive officer without an adequate replacement would require us to terminate all activities.

Dr. Michael Mitchell, our president and chief executive officer, is one of only two remaining employees and the only one who devotes any material time to our matters. If we are unable to consummate the merger with CSI and Dr. Mitchell leaves the Company or is otherwise unable to act as our Chief Executive Officer, we will be required to terminate all activities unless we are able to find an adequate replacement, which we believe is most unlikely.

The authorization and issuance of "blank check" preferred stock could have an anti-takeover effect detrimental to the interests of our stockholders.

The amendment to our certificate of incorporation proposed in our proxy statement includes a proposal to allow our board of directors to issue preferred stock with rights and preferences set by our board without further stockholder approval. The issuance of shares of this "blank check preferred" under particular circumstances could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to endeavor to impede the attempt by issuing shares of blank check preferred, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us. Upon approval, our board of directors will have the right to issue blank check preferred without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights.

If we consummate the merger with CSI, the following are certain risk factors that may affect CSI's future performance.

Because CSI depends on a small number of key customers, non-recurring revenue and contracts terminable on short notice, its business could be adversely affected if it fails to retain these customers and/or obtain new customers at a level sufficient to support its operations and/or broaden its customer base.

For the year ended December 31, 2002, two customers accounted for approximately $9,540,000 of CSI's revenues, which equaled 59% of these revenues. For the year ended December 31, 2001, two customers accounted for approximately $15,900,000 of CSI's revenues, which equaled approximately 65% of these revenues. In addition, CSI's contracts provide that CSI's services are terminable upon relatively short notice, typically not more than 30 days. Non-renewal or termination of contracts with these customers without adequate replacements could have a material and adverse effect on CSI. In addition, a large portion of CSI's revenues is derived from consulting services that are generally non-recurring in nature. We cannot assure you that CSI will

      o obtain additional contracts for projects similar in scope to those previously obtained from its principal customers or any other customer,

      o     be able to retain existing customers or attract new customers, or

      o broaden its customer base so that it will not remain largely dependent on a limited number of customers that will continue to account for a substantial portion of its revenues.

CSI may be subject to additional risks relating to its customers that could adversely affect its business.

CSI may be subject to

      o     delays in customer funding;

      o     lengthy customer review processes for awarding contracts;

      o delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and/or

      o increased or unexpected costs resulting in losses under fixed-fee contracts,

which factors could also adversely affect its business.

CSI's revenues are difficult to forecast.

CSI may increase its corporate overhead expenses in the event that it increases its business and/or acquires other businesses, while its operating expenses for sales, marketing and technical personnel to sell, provide and support its services also increases. Additionally, although most of CSI's customers are large, creditworthy entities, at any given point in time, CSI may have significant accounts receivable balances with customers that expose it to credit risks if such customers are unable to pay such obligations. If CSI has an unexpected shortfall in revenues in relation to its expenses, or significant bad debt experience, its business could be materially and adversely affected.

CSI's business could be adversely affected if CSI fails to adapt to emerging and evolving markets.

The markets for CSI's services are changing rapidly and evolving and, therefore, the ultimate level of demand for CSI's services is subject to substantial uncertainty. Any significant decline in demand for programming and applications development and information technology consulting services could materially and adversely affect CSI's business and prospects.

CSI's success in meeting growth targets is dependent on its ability to maintain existing customers and to continually attract and retain new customers to replace those who have not renewed their contracts. CSI's ability to achieve significant market acceptance will require substantial efforts and expenditures on CSI's part to create awareness of CSI's services.

If CSI should experience rapid growth, such growth could strain its managerial and operational resources, which could adversely affect its business.

Any rapid growth that CSI may experience would most likely place a significant strain on its managerial and operational resources. If CSI is successful in acquiring other companies, it will be required to manage multiple relationships with various customers, strategic partners and other third parties. Further growth or an increase in the number of strategic relationships may increase this strain on existing managerial and operational resources, inhibiting CSI's ability to achieve the rapid execution necessary to successfully implement CSI's growth strategy without incurring additional corporate expenses.

CSI faces intense competition and its failure to meet this competition could adversely affect its business.

Competition for CSI's information technology consulting services is significant and CSI expects that this competition will continue to intensify due to the low barriers to entry. CSI may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. CSI competes against numerous large companies, including, among others, multi-national and other major accounting firms. These firms have substantially greater market presence, longer operating histories, more significant customer bases and financial, technical, facilities, marketing, capital and other resources than CSI has. If CSI is unable to compete against such competitors, its business will be adversely affected.

CSI's competitors may respond more quickly than CSI to new or emerging technologies and changes in customer requirements. Its competitors may also devote greater resources than CSI can to the development, promotion and sale of their services. They may develop services that are superior to or have greater market acceptance than CSI's. Competitors may also

      o     engage in more extensive research and development,

      o     undertake more extensive marketing campaigns,

      o     adopt more aggressive pricing policies, and

      o make more attractive offers to CSI's existing and potential employees and strategic partners.

In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that could be detrimental to CSI's business.

New competitors, including large computer hardware, software, professional services and other technology and telecommunications companies, may enter CSI's markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, CSI could encounter significant pricing pressures. These pricing pressures could result in substantially lower average selling prices for its services. CSI may not be able to offset the effects of any price reductions with an increase in the number of customers, higher revenue from consulting services, cost reductions or otherwise. In addition, professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

If CSI fails to adapt to the rapid technological change constantly occurring in the areas in which it operates, its business could be adversely affected.

The market for information technology consulting services is rapidly evolving. Significant technological changes could render CSI's existing services obsolete. CSI must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of its services to meet customers' needs. If CSI is unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely manner, its business could be materially and adversely affected.

CSI could be subject to systems failures that could adversely affect its business.

CSI's business depends on the efficient and uninterrupted operation of CSI's computer and communications hardware systems and infrastructure. CSI currently maintains its computer systems in its facilities at its offices in New Jersey. Although CSI has taken precautions against systems failure, interruptions could result from natural disasters as well as power losses, telecommunications failures and similar events. CSI also leases telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect CSI's business.

CSI's business could be adversely affected if CSI fails to adequately address security issues.

CSI has taken measures to protect the integrity of its infrastructure and the privacy of confidential information. Nonetheless, its infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents its security measures, they could jeopardize the security of confidential information stored on CSI's systems, misappropriate proprietary information or cause interruptions in its operations. CSI may be required to make substantial additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage CSI's reputation and expose it to a risk of loss or liability.

CSI faces intense competition for acquisition candidates.

There is a high degree of competition among companies seeking to acquire interests in information technology service companies such as those CSI may target for acquisition. CSI is and following the merger is expected to continue to be an active participant in the business of seeking business relationships with, and acquisitions of interests in, such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that CSI may find to be desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than CSI does. Consequently, CSI may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately-held information technology service companies generally place greater emphasis than obtaining the management skills and networking services that CSI can provide. Even if CSI is able to compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, CSI may pay more than expected for targeted acquisitions. If CSI cannot acquire interests in attractive companies on reasonable terms, its strategy to build its business on acquisitions may not succeed.

CSI will encounter difficulties in identifying suitable acquisition candidates and integrating new acquisitions.

A key element of CSI's expansion strategy is to grow through acquisitions. If CSI identifies suitable candidates, it may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in CSI's ongoing business, distract management, require other resources and make it difficult to maintain CSI's standards, controls and procedures. CSI may not be able to retain key employees of the acquired companies or maintain good relations with their customers or suppliers. It may be required to incur additional debt and to issue equity securities, which may be dilutive to existing stockholders, to effect and/or fund acquisitions.

We cannot assure you that any acquisitions CSI will make will enhance its business.

We cannot assure you that any completed acquisition will enhance CSI's business. Since we anticipate that acquisitions will be made with both cash and our common stock, if CSI consummates one or more significant acquisitions, the potential impacts are:

      (a) a substantial portion of our available cash could be used to consummate the acquisitions and/or we could incur or assume significant amounts of indebtedness, and

      (b) our stockholders could suffer significant dilution of their interest in our common stock.

Also, we are required to account for acquisitions under the purchase method, which would likely result in our recording significant amounts of goodwill. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value of long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets, which would adversely affect our financial statements.

If CSI fails to retain key personnel, its business could be adversely affected.

There is intense competition for qualified personnel in the areas in which CSI operates. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel, could adversely affect its business. CSI also depends on the performance of its executive officers and key employees, none of whom, including Messrs. Newman and Peipert, have entered into employment agreements with CSI. In addition, the Company has not obtained "key man" life insurance on the lives of either Mr. Newman or Mr. Peipert and, as such, the death of either of these individuals could have a material adverse effect on CSI.

CSI will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. As noted above, competition for qualified employees, particularly engineers, programmers and consultants, continues to be intense. Consequently, CSI may not be successful in attracting, training and retaining the personnel it needs to continue to offer solutions and services to current and future customers in a cost effective manner, if at all.

If, following the merger, we fail to raise the capital CSI may need to support and increase its operations, its business could be adversely affected.

CSI's future capital uses and requirements will depend on numerous factors, including:

      o the extent to which CSI's solutions and services gain market acceptance;

      o the level of revenues from current and future solutions and services;

      o     the expansion of operations;

      o the costs and timing of product and service developments and sales and marketing activities;

      o     the costs related to acquisitions of technology or businesses; and

      o     competitive developments.

We may require additional capital in order to continue to support and increase CSI's sales and marketing efforts, continue to expand and enhance the solutions and services CSI is able to offer to current and future customers and fund potential acquisitions. This capital may not be available on terms acceptable to us, if at all. In addition, CSI may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of its business. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. We cannot assure you that such additional capital will be available on terms acceptable to us, if at all. Any additional equity financing is expected to be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. Our inability to obtain sufficient financing may require CSI to delay, scale back or eliminate some or all of its expansion programs or to limit the marketing of its services. This could have a material and adverse effect on its business.

CSI could have potential liability to its customers that could adversely affect its business.

CSI's services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of CSI's customers' businesses. If CSI fails or is unable to satisfy a customer's expectations in the performance of its services, its business reputation could be harmed or it could be subject to a claim for substantial damages, regardless of its responsibility for such failure or inability. In addition, in the course of performing services, CSI's personnel often gain access to technologies and content that include confidential or proprietary customer information. Although CSI has implemented policies to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. CSI's business could be adversely affected if one or more large claims are successfully asserted against CSI that are uninsured, exceed available insurance coverage or result in changes to its insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements. Although CSI maintains general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims.

We do not intend to pay dividends on our common stock in the foreseeable future.

CSI has never paid cash dividends on its common stock other than distributions resulting from CSI's status as a Subchapter S corporation for tax purposes. Following the merger, the principals of CSI do not anticipate that LCS will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in CSI's business and/or to fund future acquisitions.

Ownership of LCS common stock will be concentrated following consummation of the merger.

Following consummation of the merger, Scott Newman and Glenn Peipert, the principal stockholders of CSI who will become our executive officers and two of our directors, will beneficially own approximately 50.6% and 25.3%, respectively, of our outstanding common stock. As a result, each of them will possess significant influence over LCS' decision making on business matters, including the election of directors. This concentration of ownership of our common stock may:

      o     delay or prevent a change in the control of LCS;

      o impede a merger, consolidation, takeover, or other transaction involving LCS; or

      o discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of LCS.

Future growth is dependent on producing revenue sufficient to cover increasing expenses.

CSI's expenses will increase in order for CSI to build an infrastructure to implement its acquisition strategy. In support thereof, CSI expects that it will be required to hire additional employees and expand its information technology systems. CSI also may increase its operating expenses to:

      o     broaden its support capabilities for any companies it may acquire;

      o explore acquisition opportunities and alliances with other companies; and

      o     facilitate business arrangements among companies it may acquire.

CSI's earnings will be adversely affected if higher expenses are not accompanied by increased revenue.

CSI has until now been a private company, and we will incur expenses and face potential regulatory scrutiny following the merger in attempting to comply with new corporate governance regulations.

CSI is currently a private company and the transition to being a public company will impose new burdens on CSI. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed by the Securities and Exchange Commission. Complying with such requirements will be costly. Although CSI will attempt to comply with all current and future requirements, it may not be successful in complying with these requirements at all times in the future and therefore may become subject to regulatory scrutiny. In addition, these requirements will require CSI to make changes to our corporate governance practices.

ITEM 3 - Controls and Procedures

Our management, which is comprised of our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion since they are our only employees and we are inactive. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On May 1, 2002, Daniel W. Gorman filed a complaint in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida naming LCS Golf, Inc., Dr. Mitchell, Alex Bruni and two other individuals as defendants. The title of the action is Daniel W. Gorman v LCS Golf Inc., Michael D. Mitchell, Alex Bruni, Scott Eurich, and Michele Haas. The complaint alleges breach of a contract. It also claims entitlement to relief under theories of quantum meruit for work done, tortious interference with contract, misrepresentation and conspiracy. Although the ad damnum clause in the complaint contains no specific amount as a damage demand, the body of the complaint contains allegations of losses of $1,625,000 plus securities and other compensation in amounts not susceptible of conversion to dollar figures.

This litigation was settled on September 25, 2003, when we agreed to pay Mr. Gorman's designee $10,000.00 and issue to his designee 100,000 shares of our common stock and he executed general releases to all defendants and agreed to refrain from certain actions relating to LCS and Dr. Mitchell. We paid the $10,000 on October 22, 2003 and issued the shares on November 24, 2003. The shares were issued pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) thereof.

On or about August 28, 2002, Fairway One, L.L.C. the lessor of the premises formerly occupied by our subsidiary, Golf, in Palm Beach Florida, commenced litigation in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Golf for damages resulting from Golf's breach of the lease on these premises. On December 16, 2002, the plaintiff entered a default judgment against Golf for $169,370.62. The name of the case is Fairway One, L.L.C. v. LCS Golf, Inc., Case No. CA `02 - 10450AD.

On November 6, 2003, Traffix, Inc. filed a complaint in the New York State Supreme Court in Rockland County, New York, Index No. 7499/03 against Dr. Mitchell and Golf. The title of the action is Traffix, Inc. against LCS Golf, Inc. and Michael Mitchell. The complaint alleges a breach of agreement, a breach of guarantee by Dr. Mitchell and reliance by Traffix on false statements, and seeks aggregate damages of approximately $1,500,000 plus interest, legal fees and expenses.

On November 14, 2003, the parties signed a settlement agreement pursuant to which Golf paid Traffix $30,000 and agreed to pay an additional $32,500 when the closing of the merger with CSI is consummated. We agreed to issue Traffix 250,000 shares of our common stock within five days after the closing. Traffix agreed to immediately withdraw the complaint without prejudice. In the event that the closing is not consummated within 150 days after November 14, 2003, the settlement agreement will be terminated, Traffix will retain the $30,000 and be permitted to reinstitute the litigation, Golf will have no obligation to pay the additional $32,500, we will have no obligation to issue the 250,000 shares to Traffix, and Dr. Mitchell and Golf will retain all defenses and counterclaims they may have against Traffix.

On November 4, 2002, Littman Krooks & Roth P.C. filed a complaint in the New York State Supreme Court in New York County, New York, Index No. 604014/02 against Golf, Dr. Mitchell and Mr. Bruni. The title of the action is Littman Krooks & Roth P.C. pro se against LCS Golf, Inc., Alex Bruni and Michael Mitchell. The complaint alleges a breach of contract to pay legal fees, legal fees due for quantum meruit for services rendered, account stated for legal fees due for services rendered, and reliance by the plaintiff on false statements, and seeks aggregate damages of approximately $54,772.06 plus interest, legal fees and expenses. On November 25, 2003, Dr. Mitchell and Golf were served with a Notice of Application of Default Judgment against all defendants returnable, as adjourned, on March 13, 2004 in the New York State Supreme Court in New York County, New York, which seeks a default judgment against the defendants for failure to respond timely to the complaint. We plan to oppose the motion and defend against the action.

ITEM 2. Change in Securities

See Part II Item 1 Legal Proceedings above for information relating to the issuance of 100,000 shares of our common stock to a designee of Daniel Gorman in settlement of a litigation with Mr. Gorman.

ITEM 3. Defaults Upon Senior Securities

See Notes B through E to our unaudited consolidated financial statements for the nine-month period ending November 30, 2003.

ITEM 4. Submission of Matters to a Vote of Securities Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.       Description

2.2(a) Amendment to Agreement and Plan of Reorganization among LCS Group, Inc., LCS Acquisition Corp. (a wholly owned subsidiary of LCS Group, Inc.), Conversion Services International, Inc., Scott Newman and Glenn Peipert dated as of November 28, 2003 (without Exhibits and Schedules).

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

LCS GROUP, INC.
By: /s/ MICHAEL D. MITCHELL
---------------------------------
Michael D. Mitchell Sole Director
and Principal Executive Officer

By: /s/ ALEX BRUNI
--------------------------
Alex Bruni
Principal Accounting and
Financial Officer

Date:  JANUARY 20, 2004