Form 10KSB
period 2003-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2004-04-14
CIK 934306

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-KSB

                                   (Mark One)

  [_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the fiscal year ended _____________________

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from March 1, 2003 to December 31, 2003

                         Commission file number 0-30420

                    CONVERSION SERVICES INTERNATIONAL, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                            20-1010495
     --------------------------------- ------------------------------------
      (State or other jurisdiction of (IRS Employer Identification Number) incorporation or organization)


             100 Eagle Rock Avenue, East Hanover, New Jersey 07936
      -------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code: 973-560-9400


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

Yes [X] No [_]
------- ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

State the issuer's revenues for its most recent fiscal year: The issuer's revenues for the ten months ended December 31, 2003 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on April 13, 2004 was approximately $22,880,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 13, 2004, there were outstanding 673,000,000 shares of the Registrant's common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes [_] No {X}

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Recent Developments

      On August 21, 2003, LCS Group, Inc. (the "Company") entered into an Agreement and Plan of Reorganization, as amended, with its wholly owned subsidiary LCS Acquisition Corp. ("LCSAC"), privately-held Conversion Services International, Inc. ("CSI") and certain affiliated stockholders of CSI. The agreement called for CSI merging with and into LCSAC, the Company changing its name to "Conversion Services International, Inc." and the former stockholders of CSI controlling the board of directors of the Company and approximately 84.3% of the outstanding shares of common stock of the Company (the "Common Stock").

      At a special meeting of Company stockholders held on January 23, 2004, Company stockholders approved, among other things: (i) an increase in the Company's authorized shares of Common Stock from 50,000,000 to 1,000,000,000,
(ii) the authorization of up to 20,000,000 shares of "blank check" preferred stock, (iii) the adoption of a stock incentive plan for the Company, and (iv) the election of Scott Newman and Glenn Peipert, the principals of CSI, and Lawrence K. Reisman, a nominee of Messrs. Newman and Peipert, to the Company's board of directors.

      At the closing of the merger on January 30, 2004, the stockholders of CSI received 500,000,000 newly-issued shares of Common Stock (approximately 84.3% of the then outstanding shares). As part of the restructuring, certain officers, directors and convertible note holders of the Company and certain other third parties received an aggregate of 43,779,824 shares of Common Stock, or approximately 9% of the outstanding shares. Included in such 43,779,824 were 18,313,157 shares issued to Dr. Michael Mitchell, our former President, Chief Executive Officer and sole director, and 1,000,000 shares issued to Alex Bruni, our former Chief Financial Officer.

      At the closing of the merger, Dr. Mitchell resigned as the sole director of the Company and all officers of the Company, including Dr. Mitchell, also resigned. The new Board of Directors of the Company appointed Mr. Newman as Chairman, President and Chief Executive Officer, Mr. Glenn Peipert as Executive Vice President and Chief Operating Officer and Mr. Mitchell Peipert, the brother of Glenn Peipert, as Vice President, Chief Financial Officer, Secretary and Treasurer. Also, as part of its merger with CSI, LCSAC changed its name to "CSI Sub Corp. (DE)".

      As part of merger, the Company also confirmed that as a condition to the consummation of the merger transaction, 100% of the outstanding stock of its wholly owned subsidiary, LCS Golf, Inc., had been sold to a third party.

Business

      For the ten months ended December 31, 2003, the Company operated without significant operations. During that year, it sought to identify and complete a merger or acquisition with a private entity whose business presented an opportunity for Company stockholders. The Company's management reviewed and evaluated business ventures for possible mergers or acquisitions until August 21, 2003, when it entered into the above-referenced Agreement and Plan of Reorganization with CSI.

Employees

      For the ten months December 31, 2003, the Company had two part-time employees, its two executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

      For the ten months December 31, 2003, the Company did not own any real property, but it did utilize space in the residence of Dr. Mitchell, at 3 Tennis Court Road, Mahopac, New York 10541, for no rental.

ITEM 3. LEGAL PROCEEDINGS

      For the ten months December 31, 2003, the Company had the following legal proceedings:

      In November 2002, an unrelated third party filed a complaint in the New York State Supreme Court in New York County, New York against LCS Golf, Inc. and the Company's former chief executive officer and chief financial officer to recover legal fees and disbursements claimed to be due in the amount of $54,772.06 plus interest and attorneys' fees. This action is still pending.

      On November 6, 2003, an unrelated third party filed a complaint in the New York State Supreme Court in Rockland County, New York against LCS Golf, Inc. and the Company's former chief executive officer and sole director. The complaint alleged a breach of agreement, a breach of guarantee by the Company's former chief executive officer and sole director and reliance by this party on false statements, and sought aggregate damages of approximately $1,500,000 plus interest, legal fees and expenses. On November 14, 2003, the parties entered into an agreement pursuant to which the Company paid $30,000 and agreed to pay an additional $32,500 when the closing of the proposed merger with CSI was consummated. The Company agreed to issue to this party 250,000 shares of CSI's common stock within five days after the closing. The Company is awaiting the withdraw of the complaint without prejudice.

      On May 1, 2003 a complaint naming LCS Golf, Inc., the Company's two officers and two other individuals was filed by a third party in Palm Beach County, Florida. The Complaint alleged a breach of contract and contained allegations of losses of $1,625,000 plus securities and other compensation. The Company settled this litigation by entering into an agreement on September 25, 2003. The agreement called for the issuance of 100,000 shares of the Company's common stock and a payment of $10,000. The Company paid this amount on October 22, 2003 and issued the 100,000 shares to a designee of the third party on November 24, 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      See Item 1.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

      For the ten months December 31, 2003, the Company's Common Stock was quoted on the OTC Bulletin Board under the symbol LCSI.OB. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. On February 2, 2004, the Company announced that it formally changed its corporate name from LCS Group, Inc. to Conversion Services International, Inc. The Company also announced that, effective February 3, 2004, shares of the Common Stock ceased trading under the symbol "LCSI.OB" and were listed on the OTC Bulletin Board under the symbol "CSII.OB." The following chart sets forth the high and low bid prices for each quarter from January 1, 2002 to the latest practicable date.


                                     High     Low
                                     ----     ---

2002 Quarter
January 1 - March 31                $0.37   $0.03
April 1 - June 30                   $0.51   $0.04
July 1 - September 30               $0.10   $0.04
October 1 - December 31             $0.05   $0.01

2003 Quarter
January 1 - March 31                $0.04   $0.01
April 1 - June 30                   $0.09   $0.08
July 1 - September 30               $0.19   $0.08
October 1 - December 31             $0.18   $0.09

2004
January 1 - March 31                $0.28   $0.12
April 1 - April 13                  $0.18   $0.14

Holders

      As of March 23, 2004, there were 466 registered holders of our common stock, including shares held in street name.

Dividends

      For the ten months December 31, 2003, we did not declare a cash dividend on our common stock, and the Company does not plan to declare any cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

      For the ten months December 31, 2003, there were no sales of unregistered securities. As part of the Agreement and Plan of Reorganization, as amended, the former stockholders of CSI were issued approximately 500,000,000 shares of Common Stock, representing approximately 84.3% of the outstanding shares of common stock of the Company. The Company also issued 43,779,824 shares of Common Stock to fulfill certain contractual obligations upon the merger described in
Item 1, of which 18,313,157 of those shares were issued to Dr. Michael Mitchell, our former President, Chief Executive Officer and sole director, and 1,000,000 of those shares were issued to Alex Bruni, our former Chief Financial Officer. These securities were issued pursuant to an exemption from the registration under Section 4(2) of the Securities Act of 1933, as amended.

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

OVERVIEW

      As of December 31, 2003, we had previously terminated all of our revenue generating operations and released all but two of our employees, our two executive officers.

RESULTS OF OPERATIONS

TEN MONTHS ENDED DECEMBER 31, 2003 AND TWELVE MONTHS ENDED FEBRUARY 28, 2003

Revenues

      Our revenues for the ten months ended December 31, 2003 were zero on a consolidated basis as compared to $31,908 for the prior twelve months ended February 28, 2003. This decrease resulted from the suspension of all of our revenue generating operations.

Cost of Revenue

      Cost of revenues was $0 for the ten months ended December 31, 2003 as compared to $0 for the prior twelve months ended February 28, 2003. This resulted from the suspension of all of our revenue generating operations.

Selling, General and Administrative

      Selling, general and administrative expenses were $542,559 for the ten months ended December 31, 2003 compared to $601,755 for the year ended February 28, 2003. This decrease resulted from the suspension of all of our revenue generating operations.

Interest Expense

      Interest expense consists of interest on debt obligations. Interest expense was $84,784 for the ten months ending December 31, 2003 compared to $682,341 for the year ending February 28, 2003.

Income Taxes

      No provision for federal or state income taxes was recorded as we have incurred net operating losses since inception through December 31, 2003. The tax benefit of the net operating losses has been reduced by a 100% valuation allowance.

Liquidity and Capital Resources.

      By March 2003, we had suspended all of our revenue generating operations. During the ten months ended December 31, 2003, we incurred a loss of $[627,343] and negative cash flow from operations of $[764,543].

      On August 21, 2003, the Company entered into an Agreement and Plan of Reorganization, as amended, with its wholly owned subsidiary LCS Acquisition Corp., privately-held Conversion Services International, Inc. ("CSI") and certain affiliated stockholders of CSI. At the closing of the merger on January 30, 2004, the stockholders of CSI received 500,000,000 newly-issued shares of Common Stock (approximately 84.3% of the then outstanding shares).

      As part of merger, the Company also confirmed that, as a condition to the consummation of the merger transaction, 100% of the outstanding stock of its wholly owned subsidiary, LCS Golf, Inc., had been sold to a third party.

Commensurate with the sale of LCS Golf, Inc., most loans advanced to LCS Golf, Inc. previously by independent parties, as of the date of this filing, were satisfied with shares of our common stock.


ITEM 7. FINANCIAL STATEMENTS.

      Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of LCS Group, Inc. and subsidiaries, which are included at the end of this Form 10-KSB begining on page F-1.

      Since the stockholders of CSI own a majority of the issued and outstanding shares of LCS Group, Inc. (prior to the name change noted above) after the merger, this transaction will be accounted for as a reverse merger whereby CSI is deemed to be the accounting acquirer of LCS Group, Inc.. Because LCS Group, Inc. did not have any assets or liabilities prior to the merger, there is no goodwill or other intangibles that will arise from the merger. As a result, historical stockholder's equity of CSI will be retroactively restated to reflect the recapitalization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     For the ten months December 31, 2003, we changed our independent auditor and certifying accountant to Ehrenkrantz Sterling & Co. LLC. Prior to the transaction described in Item 1, we had engaged Eisner LLP as our independent auditor and certifying accountant. There have been no disagreements wih Eisner LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Eisner LLP would have caused them to make reference thereto in their report.

ITEM 8A. CONTROLS AND PROCEDURES.

      Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 Directors and Executive Officers

      For the ten months December 31, 2003, Dr. Michael Mitchell was our President, Chief Executive Officer and sole Director, and Alex Bruni was our Chief Operating Officer and Chief Financial Officer. On January 30, 2004, Dr. Mitchell and Mr. Bruni resigned their respective officers upon consummation of our merger as described in Item 1. Set forth below are our directors and executive officers, their respective names and ages, positions with us, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer as of April 12, 2004.

Name                 Age       Position
----                 ---       --------

Scott Newman         44        President, Chief Executive Officer and Chairman

Glenn Peipert        42        Executive Vice President, Chief Operating Officer
                               and Director

Mitchell Peipert     45        Vice President, Chief Financial Officer,
                               Secretary and Treasurer

Lawrence K. Reisman  45        Director

Robert C. DeLeeuw    47        President, DeLeeuw Associates, LLC

      SCOTT NEWMAN, President, Chief Executive Officer and Chairman since January 2004. Mr. Newman founded the former Conversion Services International, Inc. in 1990 (before its merger with and into the Company) ("Old CSI") and is the largest stockholder of the Company. He has over twenty years of experience providing technology solutions to major companies internationally. Mr. Newman has direct experience in strategic planning, analysis, design, testing and implementation of complex big-data solutions. He possesses a wide range of software and hardware architecture/discipline experience, including, client/server, data discovery, distributed systems, data warehousing, mainframe, scaleable solutions and e-business. Mr. Newman has been the architect and lead designer of several commercial software products used by Chase, Citibank, Merrill Lynch and Jaguar Cars. Mr. Newman advises and reviews data warehousing and business intelligence strategy on behalf of the Company's Fortune 1000 clients, including AT&T Capital, Jaguar Cars, Cytec and Chase. Mr. Newman is a member of the Young Presidents Organization, a leadership organization that promotes the exchange of ideas, pursuit of learning and sharing strategies to achieve personal and professional growth and success. Mr. Newman received his B.S. from Brooklyn College in 1980.

      GLENN PEIPERT, Executive Vice President, Chief Operating Officer and Director since January 2004. Mr. Peipert held the same positions with Old CSI since its inception in 1990, and now holds the same positions with the Company. Mr. Peipert has over two decades of experience consulting to major organizations about leveraging technology to enable strategic change. He has advised clients representing a broad cross-section of rapid growth industries worldwide. Mr. Peipert has hands on experience with the leading data warehousing products. His skills include architecture design, development and project management. He routinely participates in architecture reviews and recommendations for the
Company's Fortune 500 clients. Mr. Peipert has managed major technology initiatives at Chase, Tiffany, Morgan Stanley, Cytec and the United States Tennis Association. He speaks nationally on applying data warehousing technologies to enhance business effectiveness and has authored multiple white papers regarding business intelligence. Mr. Peipert is a member of the Institute of Management Consultants, as well as TEC International, a leadership organization whose mission is to increase the effectiveness and enhance the lives of chief executives and those they influence. Mr. Peipert is the brother of Mitchell Peipert, the Company's Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Peipert received his B.S. from Brooklyn College in 1982.

      MITCHELL PEIPERT, Vice President, Chief Financial Officer, Secretary and Treasurer since January 2004. Mr. Peipert is a Certified Public Accountant who held the same positions with Old CSI from January 2001 to September 2002. From September 2002 to December 2003, Mr. Peipert was Senior Sales Executive for NIA Group and President of E3 Management Advisors. From April 1992 until January 2001, Mr. Peipert served as Senior Vice President of Operations and Controller of TSR Wireless LLC, where he directed the accounting, operations and human resources functions. He also assisted the chief executive officer in strategic planning, capital raising and acquisitions. Prior to his employment by TSR, he held various managerial roles for Anchin, Block & Anchin, certified public accountants, Merrill Lynch and Grant Thornton. Mr. Peipert is the brother of Glenn Peipert, the Company's Executive Vice President, Chief Operating Officer and Director. Mr. Peipert received his B.S. from Brooklyn College in 1980 and received his M.B.A. in Finance from Pace University in 1986.

      LAWRENCE K. REISMAN, Director since February 2004. Mr. Reisman is a Certified Public Accountant who has been the principal of his own firm, The Accounting Offices of L.K. Reisman, since 1986. Prior to forming his company, Mr. Reisman was a tax manager at Coopers & Lybrand and Peat Marwick Mitchell. He routinely provides accounting services to small and medium-sized companies, which services include auditing, review and compilation of financial statements, corporate, partnership and individual taxation, designing accounting systems and management consulting services. Mr. Reisman received his B.S. and M.B.A. in Finance from St. John's University in 1981 and 1985, respectively.

      ROBERT C. DELEEUW, Senior Vice President since March 2004 and President of our wholly owned subsidiary, DeLeeuw Associates, LLC. Mr. DeLeeuw founded DeLeeuw Associates, LLC, formerly known as DeLeeuw Associates, Inc., in 1991. Mr. DeLeeuw has over twenty-five years experience in banking and consulting. During this time, he has managed and supported some of the largest merger projects in the history of the financial services industry and has implemented numerous large-scale business and process change programs for his clients. He has been published in American Banker, Mortgage Banking Magazine, The Journal of Consumer Lending and Bank Technology News where he has also served as a member of the Editorial Advisory Board. Mr. DeLeeuw received his B.S. from Rider University in 1979 and received his M.S. in Management from Stevens Institute of Technology in 1986.

ITEM 10. EXECUTIVE COMPENSATION.

      We paid no cash compensation to our executive officers in 2002 and 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information concerning ownership of the Common Stock outstanding as of April 12, 2004, by: (i) each person known by us to be a beneficial owner of more than five percent (5%) of our Common Stock,
(ii) each director and executive officer and (iii) by all directors and executive officers as a group:

      ------------------------------------------------------------------------
      Name (1) (2)          Shares Beneficially Owned (3)  Percentage of Class
      ------------------------------------------------------------------------
      Scott Newman                 300,050,000                     44.6%
      ------------------------------------------------------------------------
      Glenn Peipert                150,000,000                     22.3%
      ------------------------------------------------------------------------
      Robert C. DeLeeuw             80,000,000                     11.9%
      ------------------------------------------------------------------------
      Lawrence K. Reisman               0                           0%
      ------------------------------------------------------------------------
      Mitchell Peipert                0 (4)                         0%
      ------------------------------------------------------------------------
      All officers and             530,050,000                     78.8%
      directors as a group
      (5 persons)
      ------------------------------------------------------------------------

______________________
(1) Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him, unless otherwise indicated.
(2) The address for all persons listed on this table is c/o Conversion Services International, Inc., 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.
(3) Based upon shares of Common Stock outstanding at April 12, 2004 of 673,000,000 shares.

(4) Does not include 4,500,000 options to purchase Common Stock issued by our Board of Directors on March 29, 2004 at an exercise price of $0.165 per share. One-third of the options granted vest on the first anniversary, one-third of the options granted vest on the second anniversary and one-third of the options granted vest on the third anniversary. The option grant expires on March 28, 2014.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      For the ten months December 31, 2003, the Company entered into an Agreement and Plan of Reorganization as more fully described in Item 1.

      Other than those described above, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, nominee, executive officer, 5% shareholder or any family of such parties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

2.1 Agreement and Plan of Reorganization, dated August 21, 2003, among the Company, LCS Acquisition Corp., Conversion Services International, Inc. and certain affiliated stockholders of Conversion Services International, Inc. (filed as Appendix A on Schedule 14A on January 5, 2004).

2.2 First Amendment to Agreement and Plan of Reorganization, dated November 28, 2003, among the Company, LCS Acquisition Corp., Conversion Services International, Inc. and certain affiliated stockholders of Conversion Services International, Inc. (filed as Appendix A on Schedule 14A on January 5, 2004).

2.3 Certificate of Merger, dated January 30, 2004, relating to the merger of LCS Acquisition Corp. and Conversion Services International, Inc. (filed as Exhibit 2.3 on Form 8-K on February 17, 2004).

2.4 Acquisition Agreement, dated February 27, 2004, among the Company, DeLeeuw Associates, Inc. and Robert C. DeLeeuw (filed as Exhibit 2.1 on Form 8-K on March 16, 2004).

2.5 Plan and Agreement of Merger and Reorganization, dated February 27, 2004, among the Company, DeLeeuw Associates, Inc. and DeLeeuw Conversion LLC (filed as Exhibit 2.1 on Form 8-K on March 16, 2004).

2.6 Certificate of Merger relating to the merger of DeLeeuw Associates, Inc. and DeLeeuw Conversion LLC in Delaware (filed as Exhibit 2.1 on Form 8-K on March 16, 2004).

2.7 Certificate of Merger relating to the merger of DeLeeuw Associates, Inc. and DeLeeuw Conversion LLC in New Jersey (filed as Exhibit 2.1 on Form 8-K on March 16, 2004).

2.8 Certificate of Amendment to Certificate of Formation relating to name change of DeLeeuw Conversion LLC (filed as Exhibit 2.1 on Form 8-K on March 16, 2004).

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 on Form 10-SB on December 9, 1999).

3.2 Certificate of Amendment to the Company's Certificate of Incorporation, dated January 27, 2004, amending, among other things, the authorized shares of common and preferred stock (filed as Exhibit 3.1 on Form 8-K on February 17, 2004).

3.3 Certificate of Amendment to the Company's Certificate of Incorporation, dated January 30, 2004, changing the name of the Company from LCS Group, Inc. to Conversion Services International, Inc. (filed as Exhibit 3.2 on Form 8-K on February 17, 2004).

3.4 Amended and Restated Bylaws (filed as Exhibit 3.3 on Form 8-K on February 17, 2004).

10.1 Employment Agreement among the Company and Scott Newman, dated March 26, 2004 (filed as Exhibit 10.1 on Form 8-K/A on April 1, 2004).

10.2 Employment Agreement among the Company and Glenn Peipert, dated March 26, 2004 (filed as Exhibit 10.2 on Form 8-K/A on April 1, 2004).

10.3 Employment Agreement among the Company and Mitchell Peipert, dated March 26, 2004 (filed as Exhibit 10.3 on Form 8-K/A on April 1, 2004).

21*   Subsidiaries of the Company.

31.1  Certification  of the Company's  Chief  Executive  Officer  pursuant to 18
      U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  302  of  the
      Sarbanes-Oxley Act of 2002.

31.2  Certification  of the Company's  Chief  Financial  Officer  pursuant to 18
      U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  302  of  the
      Sarbanes-Oxley Act of 2002.

32.1  Certification  of the Company's  Chief  Executive  Officer  pursuant to 18
      U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.

32.2  Certification  of the Company's  Chief  Financial  Officer  pursuant to 18
      U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.

____________________
* filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fees

      The aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements and review of our financial statements included in our quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements were $89,850 for the fiscal year ended February 28, 2003 and $46,000 for the ten months ended December 31, 2003.

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

Dated: April 14, 2004

By: /s/ Scott Newman
   -------------------
   Scott Newman
   President, Chief Executive Officer and Chairman since January 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2004.

Signatures                    Title
----------                    -----

/s/ Scott Newman              President, Chief Executive Officer and Chairman
------------------------
Scott Newman
(Principal Executive Officer
since January 30, 2004)



/s/ Mitchell Peipert          Vice President, Chief Financial Officer, Secretary
------------------------      and Treasurer
Mitchell Peipert
(Principal Financial and
Accounting Officer
since January 30, 2004)

                        LCS GROUP, INC. AND SUBSIDIARIES

                               Table of Contents


--------------------------------------------------------------------------------
Independent auditors' report                                      F-1
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Independent auditors' report                                      F-2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Consolidated balance sheet as of December 31, 2003                F-3
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Consolidated statements of operations for the ten                 F-4
months ended December 31, 2003 and the year ended
February 28, 2003
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Consolidated  statements  of changes in  stockholders'            F-5
deficit  for the ten months  ended  December  31, 2003
and the years ended February 28, 2003
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Consolidated  statements  of  cash  flows  for the ten            F-6
months  ended  December  31,  2003 and the year ended
February 28, 2003
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Notes to financial statements                                     F-7
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Conversion Services International, Inc.

We have audited the accompanying consolidated balance sheet of LCS Group, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the ten months ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of LCS Group, Inc. and subsidiaries as of February 28, 2003 were audited by other auditors whose report dated June 13, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of LCS Group, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the ten months ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Ehrenkrantz Sterling & Co., LLC
--------------------------------------
Livingston, New Jersey
March 30, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LCS Group, Inc.

We have audited the accompanying consolidated statements of operation, changes in capital deficit and cash flows of LCS Golf, Inc., now known as LCS Group, Inc., for the year ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of LCS Golf, Inc., now known as LCS Group, Inc., enumerated above present fairly, in all material respects, the consolidated results of their operation and their consolidated cash flows for the year ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended February 28, 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced recurring losses from operations, was in default of certain indebtedness and had to rely on loans from its majority stockholder and others. These factors raised substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Eisner LLP
----------------
Eisner LLP


New York, New York
June 18, 2003

                        LCS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003

                                     ASSETS
CURRENT ASSETS
    Funds held in escrow                                     $     89,868
                                                             ------------

    TOTAL CURRENT ASSETS                                           89,868
                                                             ------------

    TOTAL ASSETS                                             $     89,868
                                                             ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                    $  1,581,956
    Settled obligations                                           455,507
    Debt not in compliance with terms                             301,445
    Convertible notes payable                                     602,500
    Due to related parties                                      2,948,484
                                                             ------------

    TOTAL CURRENT LIABILITIES                                   5,889,892
                                                             ------------

COMMITMENTS AND CONTINGENCIES                                          --

STOCKHOLDERS' DEFICIT
    Common stock: 50,000,000 shares authorized
    49,220,176 shares issued and outstanding                       49,220
    Additional paid-in capital                                 15,323,681
    Accumulated deficit                                       (21,172,925)
                                                             ------------

    Total Stockholders' Deficit                                (5,800,024)
                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT             $     89,868
                                                             ============

See Notes to Consolidated Financial Statements.

                                                  Ten Months
                                                    Ended             Year Ended
                                               December 31, 2003   February 28, 2003
                                                ---------------     ---------------


REVENUES                                        $           --      $       31,908

COST OF REVENUES                                            --                  --
                                                ---------------     ---------------

GROSS PROFIT                                                --              31,908

SELLING , GENERAL AND ADMINISTRATIVE                   542,559             601,755
                                                ---------------     ---------------

LOSS FROM OPERATIONS                                  (542,559)           (569,847)

INTEREST EXPENSE                                        84,784             682,341
                                                ---------------     ---------------

NET LOSS                                        $     (627,343)     $   (1,252,188)
                                                ===============     ===============

Net loss per share- basic and diluted           $        (0.01)     $        (0.03)
                                                ===============     ===============

Weighted average number of shares outstanding       49,134,882          35,594,996
                                                ===============     ===============

See Notes to Consolidated Financial Statements.

                        LCS GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
      TEN MONTHS ENDED DECEMBER 31, 2003 AND YEAR ENDED FEBRUARY 28, 2003


                                                     Common stock                                                 Total
                                           -----------------------------      Additional      Accumulated     Stockholders'
                                                Shares          Amount     Paid-in Capital      Deficit          Deficit
                                           --------------------------------------------------------------------------------

Balance, March 1, 2002                        27,407,225       $ 27,407     $ 14,266,494     $ (19,293,394)   $ (4,999,493)

Issuance of common stock for services         10,000,000         10,000          455,000                --         465,000

Conversion of convertible promissory
  notes                                        5,000,000          5,000          195,000                --         200,000

Share issued for convertible promissory
  notes                                        6,000,000          6,000          389,362                --         395,362

Shares issued upon cashless exercise of
  warrants                                       512,951            513               --                --             513

Shares issued in connection with bridge
  loan                                           200,000            200            5,925                 -           6,125

Net loss                                              --             --               --        (1,252,188)     (1,252,188)
                                           --------------------------------------------------------------------------------

Balance, February 28, 2003                    49,120,176         49,120       15,311,781       (20,545,582)     (5,184,681)

Shares issued in connection with
  litigation settlement                          100,000            100           11,900                            12,000

Net loss                                              --             --               --          (627,343)       (627,343)
                                           --------------------------------------------------------------------------------

Balance, December 31, 2003                    49,220,176       $ 49,220     $ 15,323,681     $ (21,172,925)   $ (5,800,024)
                                           ================================================================================

See Notes to Consolidated Financial Statements.

                        LCS GROUP, INC.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Ten Months
                                                           Ended            Year Ended
                                                      December 31, 2003  February 28, 2003
                                                       ---------------   ----------------
Cash flows from operating activities:
    Net loss                                            $  (627,343)       $(1,252,188)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Non-cash impairment charge                                --             34,827
       Depreciation and amortization                             --              6,917
       Issuance of common stock for services                     --             75,000
       Financing charge - noncash                                --            402,000
       Amortization of deferred financing costs                  --             24,700
    Changes in:
       Accounts receivable                                       --                496
       Escrow funds                                         (89,868)                --
       Deferred financing costs                                  --             26,110
       Security deposits                                         --              9,293
       Accounts payable and accrued expenses                (47,332)           556,536
       Other current liabilities                                 --              1,977
                                                        -----------        -----------

           Net cash used in operating activities           (764,543)          (114,332)
                                                        -----------        -----------

Cash flows from investing activities:                            --                 --
                                                        -----------        -----------

Cash flows from financing activities:
    Cash overdraft                                               --              8,178
    Proceeds from (repayments to) settled obligations       (80,134)            75,000
    Proceeds from convertible notes payable                 602,500                 --
    Repayment of debt in default                                 --            (10,000)
    Net proceeds from related parties                       242,177             41,154
                                                        -----------        -----------

           Net cash provided by financing activities        764,543            114,332
                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                  --                 --
CASH, beginning of period                                        --                 --
                                                        -----------        -----------

CASH, end of period                                     $        --        $        --
                                                        ===========        ===========


         SUPPLEMENTARY DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

Interest                                                $     6,742        $        --
Income taxes                                                     --                 --

        SUPPLEMENTARY DISCLOSURES OF NON-CASH ACTIVITIES FOR THE PERIOD:

Liabilities paid with common stock                      $    12,000          $ 390,000
Debt converted into common stock                                 --            200,000

See Notes to Consolidated Financial Statements.

                        LCS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

LCS Golf, Inc. (LCS) was formed under the laws of the State of New York on March 8, 1994. From October 1994 through November 1999, LCS designed, assembled and marketed golf clubs and related accessories as well as providing products and services to the golf playing public and marketed the database information obtained from its websites. During the fiscal year ended February 28, 2003, LCS had lost its websites and domain names, and its database had become obsolete.

From November 1999 through the year ended December 31, 2003, LCS had suspended almost all of its revenue generating operations.

On July 16, 2003, LCS became the wholly-owned subsidiary of LCS Group, Inc., hereafter referred to as the "Company." Pursuant to this transaction, the Company acquired all of the assets of LCS at the time, all former stockholders of LCS became the stockholders of the Company, which is the entity that is now publicly traded on the OTC Bulletin Board, and the officers and sole director of LCS became the officers and sole director of the Company.

On  August  21,  2003,  the  Company  entered  into  an  Agreement  and  Plan of
Reorganization, as amended, with its wholly owned subsidiary LCS Acquisition Corp. ("LCSAC"), privately-held Conversion Services International, Inc. ("CSI") and certain affiliated stockholders of CSI. The agreement called for CSI merging with and into LCSAC, the Company changing its name to "Conversion Services International, Inc." and the former stockholders of CSI controlling the board of directors of the Company and approximately 84.3% of the outstanding shares of common stock of the Company (the "Common Stock").

On January 22, 2004 and as part of merger, the Company sold, as a condition to the consummation of the merger transaction, 100% of the outstanding stock of LCS to an unrelated third party for a nominal amount.

At a special meeting of Company stockholders held on January 23, 2004, Company stockholders approved, among other things: (i) an increase in the Company's authorized shares of Common Stock from 50,000,000 to 1,000,000,000, (ii) the authorization of up to 20,000,000 shares of "blank check" preferred stock, (iii) the adoption of a stock incentive plan for the Company, and (iv) the election of a new Board of Directors.

At the closing of the merger on January 30, 2004, the stockholders of CSI received 500,000,000 newly-issued shares of Common Stock (approximately 84.3% of the then outstanding shares). As part of the restructuring, certain officers, directors and convertible note holders of the Company and certain other third parties received an aggregate of 43,779,824 shares of Common Stock, or approximately 9% of the outstanding shares. Included in the 43,779,824 were approximately 18,154,824 shares issued to the former sole director, President and Chief Executive Officer of the Company and 1,000,000 shares issued to the former Chief Operating Officer and Chief Financial Officer.

Since the stockholders of CSI own a majority of the issued and outstanding shares of LCS Group, Inc. (prior to the name change noted above) after the merger, this transaction will be accounted for as a reverse merger whereby CSI is deemed to be the accounting acquirer of LCS Group, Inc. Because LCS Group, Inc. did not have any assets or liabilities prior to the merger, there is no goodwill or other intangibles that will arise from the merger. (See Note 11. Subsequent Events) As a result, historical stockholder's equity of CSI will be retroactively restated to reflect the recapitalization.

At the closing of the merger,  the sole director and officers of LCS Group, Inc.

resigned. The new Board of Directors of the Company appointed new officers Also, as part of its merger with CSI, LCSAC changed its name to "CSI Sub Corp. (DE)".

Through February 28, 2003, the Company was not able to generate significant revenues from its operations to cover its costs and operating expenses and had incurred significant losses. In addition, the Company had a significant working capital deficiency and a capital deficit and was in default of certain indebtedness. Although the Company issued its common stock for a significant portion of its expenses and it had to rely on loans from its major stockholder/president and others, it was not known whether the Company would have been able to continue this practice. It was also not known if the Company would have been able to meet its operating expense requirements. These circumstances raised substantial doubt about the Company's ability to continue as a going concern as of February 28, 2003.

As a result of the merger with CSI, as more fully described below, the circumstances which gave rise to the substantial doubt about the Company's ability to continue as a going concern no longer exists as of December 31, 2003. In Form 8-K/A previously filed by Company, we refer you to CSI's financial statements as of and for the year ended December 31, 2003 wherein CSI received an unqualified opinion with no emphasis of matter.

Since the stockholders of CSI own a majority of the issued and outstanding shares of LCS Group, Inc. (prior to the name change noted above) after the merger, this transaction will be accounted for as a reverse merger whereby CSI is deemed to be the accounting acquirer of LCS Group, Inc. Because LCS Group, Inc. did not have any assets or liabilities prior to the merger, there is no goodwill or other intangibles that will arise from the merger. (See Note 11. Subsequent Events - Reverse Merger) As a result, historical stockholder's equity of CSI will be retroactively restated to reflect the recapitalization.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of LCS Group, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

DEFERRED INCOME TAXES

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

2. RECENT PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 for public companies. This statement is effective for fiscal years beginning after December 15, 2002. The Company does not have any transactions that would require disclosure under SFAS No. 148.

In  January  2003  (revised  December  2003)  , the  FASB  issued  FIN  No.  46,
"Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company does not have any transactions that would require disclosure under FIN No. 46 .

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the characteristics of an obligation of the issuer. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that it did not have any financial instruments that are impacted by SFAS No. 150.

3. DUE TO RELATED PARTIES

These amounts are due to two officers of the Company. Interest is accrued on one loan at prime (4.0% at December 31, 2003). The amounts consist of accrued payroll, expense reimbursements and open account advances received from the officers. In connection with the merger with CSI and pursuant to settlement agreements entered into by the Company, on January 30, 2004 all of these obligations were settled for 19,254,824 shares of CSI common stock and general releases in full satisfaction of the liabilities were obtained by the Company.

4. CONVERTIBLE NOTES PAYABLE

During the ten months ended December 2003, the Company issued convertible secured notes payable due on demand totaling $652,500 to various unrelated third parties and bear no interest of which $602,500 was outstanding at December 31, 2003. In connection with the merger with CSI and pursuant to settlement agreements entered into by the Company, on January 30, 2004, all of these obligations were converted into 21,750,000 common shares of CSI.

5. SETTLED OBLIGATIONS

During the ten months ended December 2003, the Company entered into several settlement obligations with unrelated third parties for the payment of past services and note obligations that were past due. In connection with the merger with CSI and pursuant to settlement agreements entered into by the Company, on January 30, 2004, all of these obligations were settled for 2,800,000 shares of CSI common stock and general releases in full satisfaction of the liabilities were obtained by the Company. The Company's former President / CEO had guaranteed one obligation totaling $232,500.

6. DEBT NOT IN COMPLIANCE WITH TERMS

On August 8, 2000, the LCS borrowed $300,000 and issued a convertible promissory note that bears interest at 8% per annum with a maturity date which is past due. On January 31, 2002, LCS was notified that it was in default on this note. In connection with the default, in June 2002, the LCS entered into an Agreement and Release with the Noteholder. In accordance with the release, the Noteholder was issued an additional 6,000,000 shares of common stock in November 2002. In addition, the Noteholder exercised warrants that were issued in conjunction with the notes.

7. COMMON STOCK

In November 2003, and in connection with a litigation settlement, LCS issued 100,000 shares and paid $10,000 in total satisfaction of a lawsuit for a breach of contract.

8. INCOME TAXES

At December 31, 2003, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $15,500,000 expiring through 2023. For the ten months ended December 31, 2003, the Company provided an additional valuation allowance of approximately $331,000 since the likelihood of realization cannot be determined. The difference between the statutory tax rate of 34 percent and the Company's effective tax rate of 0 percent is due to the 100 percent valuation allowance against net deferred tax assets. As a result of the merger in January 2004, the use of the net operating loss carryfoward will be significantly limited due to the change in control of the Company in accordance with Section 382 of the Internal Revenue Code.

Deferred tax assets consisted of the following temporary differences:

                                                             December 31,
                                                                 2003
                                                            --------------

Net operating losses                                        $    6,199,672
Accrued expenses                                                   766,442
                                                            --------------
                                                                 6,966,114
Valuation allowance                                             (6,966,114)
                                                            --------------

                                                            $           --
                                                            ==============


9. LEGAL PROCEEDINGS

On November 6, 2003, an unrelated third party filed a complaint in the New York State Supreme Court in Rockland County, New York against LCS and the Company's former chief executive officer and sole director. The complaint alleged a breach of agreement, a breach of guarantee by the Company's former chief executive officer and sole director and reliance by this party on false statements, and sought aggregate damages of approximately $1,500,000 plus interest, legal fees and expenses. On November 14, 2003, the parties entered into an agreement pursuant to which the Company paid $30,000 and agreed to pay an additional $32,500 when the closing of the proposed merger with CSI was consummated. The Company agreed to issue to this party 250,000 shares of CSI's common stock within five days after the closing. The Company is awaiting the withdrawal of the complaint without prejudice.

On May 1, 2003 a complaint naming LCS, the Company's two former officers and two other individuals was filed by a third party in Palm Beach County, Florida. The Complaint alleged a breach of contract and contained allegations of losses of $1,625,000 plus securities and other compensation. The Company settled this litigation by entering into an agreement on September 25, 2003. The agreement called for the issuance of 100,000 shares of the Company's common stock and a payment of $10,000. The Company paid this amount on October 22, 2003 and issued the 100,000 shares to a designee of the third party on November 24, 2003.

In November 2002, an unrelated third party filed a complaint in the New York State Supreme Court in New York County, New York against LCS Golf, Inc. and the Company's former chief executive officer and chief financial officer to recover legal fees and disbursements claimed to be due in the amount of $54,772.06 plus interest and attorneys' fees. This action is still pending.

11. SUBSEQUENT EVENTS

REVERSE MERGER

On August 21, 2003, LCS Group, Inc., LCS Acquisition Corp., a wholly owned subsidiary of LCS Group, Inc., CSI and CSI's executive officers and principal stockholders, executed an Agreement and Plan of Reorganization to merge CSI into LCS Acquisition Corp. This transaction was consummated on January 30, 2004, CSI became the operating entity, LCS Group changed its name to CSl and the CSI shareholders control approximately 84% of the shares of the combined company. As part of this transaction, the Company's affiliate, Doorways, Inc. was merged into CSI.

In connection with this transaction, LCS Group, Inc. agreed to a.) increase the number of common shares they were authorized to issue from 50,000,000 to 1,000,000,000; b.) authorized the right to issue up to 20,000,000 shares of preferred stock; and c.) adopted the 2003 Stock Incentive Plan (the "2003 Stock Option Plan").

The 2003 Stock Option Plan authorizes the issuance of up to 100,000,000 shares of common stock for the exercise of options. It also authorizes the issuance of stock appreciation rights. On March 29, 2004, the Company granted 19,200,000 options to purchase its common stock at an exercise price of $0.165.

Since the stockholders of CSI own a majority of the issued and outstanding shares of LCS Group, Inc. (prior to the name change noted above) after the merger, this transaction will be accounted for as a reverse merger whereby CSI is deemed to be the accounting acquirer of LCS Group, Inc.. Because LCS Group, Inc. did not have any assets or liabilities prior to the merger, there is no goodwill or other intangibles that will arise from the merger. As a result, historical stockholder's equity of CSI will be retroactively restated to reflect the recapitalization.

SALE OF LCS GOLF, INC.

On January 22, 2004 and as part of merger, the Company sold, as a condition to the consummation of the merger transaction, 100% of the outstanding stock of LCS to an unrelated third party for a nominal amount. The following pro-forma information reflects the effects of this sale on the Company's consolidated liabilities:

                                         Liabilities as of                              Liabilities after
                                         December 31, 2003   Sale of LCS Golf, Inc.  Sale of LCS Golf, Inc.
                                        --------------------------------------------------------------------
Accounts payable and accrued expenses        $  1,581,956         $     (1,581,956)              $       -
Settled obligations                               455,507                 (455,507)                      -
Debt not in compliance with terms                 301,445                 (301,445)                      -
Convertible notes payable                         602,500                        -                 602,500
Due to related parties                          2,948,484               (2,948,484)                      -
                                        --------------------------------------------------------------------

                                             $  5,889,892         $     (5,287,392)              $ 602,500
                                        ====================================================================


In connection with the merger with CSI and pursuant to settlement agreements entered into by the Company, on January 30, 2004, all of the remaining Convertible Notes Payable obligations were converted into common shares of CSI. (See Note 4. Convertible Notes Payable)