Form 10QSB
period 2004-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2004-05-21
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-QSB

                            -----------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-30420

                            -----------------------


                     CONVERSION SERVICES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            -----------------------


            DELAWARE                                           20-1010495
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


100 EAGLE ROCK AVENUE, EAST HANOVER, NJ                            07936
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 560-9400

                            -----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the registrant's common stock, par value $0.001, as of May 15, 2004 was 689,275,000.

             CONVERSION SERVICES INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                                      INDEX


PART I. -- FINANCIAL INFORMATION                                                                                PAGE
Item 1.  Financial Statements
   Consolidated Balance Sheet as of March 31, 2004 (unaudited)..................................................  1

   Consolidated Statements of Operations for the three months ended
      March 31, 2004 and 2003 (unaudited).......................................................................  2

   Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited).........  3

   Notes to Consolidated Financial Statements (unaudited).......................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................. 12

Item 3.  Controls and Procedures................................................................................ 17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................... 17

Item 2.  Changes in Securities.................................................................................. 17

Item 4.  Submission of Matters to a Vote of Security Holders.................................................... 18

Item 5.  Other Information...................................................................................... 19

Item 6.  Exhibits and Reports on Form 8-K....................................................................... 19

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
     Cash                                                                          $   287,275
     Restricted cash                                                                    83,375
     Accounts receivable, net of allowance for doubtful accounts of $110,874         4,300,297
     Prepaid expenses                                                                   76,213
     Deferred tax asset                                                                252,300
                                                                                   -----------
         TOTAL CURRENT ASSETS                                                        4,999,460
                                                                                   -----------

PROPERTY AND EQUIPMENT, at cost, net                                                   316,920
                                                                                   -----------

OTHER ASSETS
     Due from stockholders, including accrued interest of $22,905                      204,988
     Goodwill                                                                        1,547,081
     Intangible assets, net of accumulated amortization of $110,400                  2,642,600
     Deferred loan costs                                                                30,534
     Deferred tax asset                                                                191,000
     Equity investment in limited liability company                                     54,174
     Security deposits                                                                   2,070
                                                                                   -----------
                                                                                     4,672,447
                                                                                   -----------

         Total Assets                                                              $ 9,988,827
                                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                                                $ 2,548,201
     Current portion of long-term debt                                                  31,262
     Cash overdraft                                                                    136,050
     Accounts payable and accrued expenses                                           1,795,691
     Deferred revenue                                                                   89,242
     Other current liabilities                                                          41,816
                                                                                   -----------
         TOTAL CURRENT LIABILITIES                                                   4,642,262

LONG-TERM DEBT, net of current portion                                               2,052,250

DEFERRED TAXES                                                                         336,900
                                                                                   -----------

         Total Liabilities                                                           7,031,412
                                                                                   -----------

COMMITMENTS                                                                                 --

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 1,000,000,000 shares authorized;
         673,000,000 issued and outstanding                                            673,000
     Additional paid in capital                                                      2,836,818
     Accumulated deficit                                                              (552,403)
                                                                                   -----------
         Total Stockholders' Equity                                                  2,957,415
                                                                                   -----------

         Total Liabilities and Stockholders' Equity                                $ 9,988,827
                                                                                   ===========

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                   ----------------------------------
                                                       2004                 2003
                                                   -------------        -------------
REVENUE                                            $   5,262,037        $   3,437,483

COST OF SERVICES                                       3,839,300            2,583,518
                                                   -------------        -------------

GROSS PROFIT                                           1,422,737              853,965
                                                   -------------        -------------

OPERATING EXPENSES
   Selling and marketing                                 581,425              315,820
   General and administrative                          1,317,274              502,626
   Depreciation and amortization                          36,774               44,700
                                                   -------------        -------------

                                                       1,935,473              863,146
                                                   -------------        -------------

LOSS FROM OPERATIONS                                    (512,736)              (9,181)
                                                   -------------        -------------

OTHER INCOME (EXPENSE)
   Equity in losses from investment
     in limited liability company                         (1,602)                  --
   Interest income                                         4,021                   --
   Interest expense                                      (29,580)             (30,166)
                                                   -------------        -------------

                                                         (27,161)             (30,166)
                                                   -------------        -------------

LOSS BEFORE TAXES                                       (539,897)             (39,347)

INCOME TAXES (BENEFIT)                                  (215,600)                  --
                                                   -------------        -------------

NET LOSS                                           $    (324,297)       $     (39,347)
                                                   =============        =============

UNAUDITED PRO FORMA DATA (Note 1):
    Loss before income taxes (benefit)             $          --        $     (39,347)
    Income taxes (benefit)                                    --              (15,715)
                                                   -------------         ------------
    Net Loss                                       $          --         $    (23,632)
                                                   =============         ============
    Net Loss per share                             $       (0.00)        $      (0.00)
                                                   =============         ============

   Weighted average number of common shares
   used in the actual and pro forma net loss
   per share calculations                            619,373,626          593,000,000

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three months ended March 31,
                                                                  ------------------------------
                                                                     2004                2003
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $  (324,297)       $   (39,347)
     Adjustments  to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                   16,623             24,000
        Amortizaton of intangible assets and deferred loan
        costs                                                          20,690             20,700
        Deferred tax benefit                                         (215,600)                --
        Allowance for doubtful accounts                                18,874             18,000
        Write-off deferred loan costs                                  24,862                 --
        Loss on disposal of equipment                                  35,496                 --
        Equity loss in investment in limited liability
        company                                                         1,602                 --
     Changes in operating assets and liabilities:
        Increase in accounts receivable                            (1,291,315)          (693,285)
        Decrease in prepaid expenses                                   37,587            (71,307)
        Increase in due from stockholders                              (1,365)
        Decrease in security deposits                                  14,721
        Increase in accounts payable and accrued expenses             543,104              5,630
        Increase in deferred revenue                                   89,242                 --
        Increase (decrease) in other current liabilities               41,816             (2,097)
                                                                  -----------        -----------
            Net cash used in operating activities                    (987,960)          (737,706)
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                            (33,594)           (11,975)
     Investment in DeLeeuw Associates, net of cash acquired        (1,059,266)                --
                                                                  -----------        -----------
            Net cash used in investing activities                  (1,092,860)           (11,975)
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                    84,150             28,733
     Net advances under line of credit                              2,548,201            999,863
     Line of credit repayment                                      (1,789,110)                --
     Issuance of convertible line of credit note                    2,000,000                 --
     Deferred loan costs in connection with long-term debt            (30,534)                --
     Principal payments on long-term debt                            (673,818)          (103,673)
     Principal payments on capital lease obligations                   (3,327)                --
     Distributions to stockholders                                         --           (175,242)
     Restricted cash                                                  (83,375)                --
     Costs incurred in connection with LCS merger                     (95,678)                --
                                                                  -----------        -----------
        Net cash provided by financing activities                   1,956,509            749,681
                                                                  -----------        -----------

NET DECREASE IN CASH                                                 (124,311)                --

CASH, beginning of period                                             411,586                 --
                                                                  -----------        -----------

CASH, end of period                                               $   287,275        $        --
                                                                  ===========        ===========

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three months ended March 31,
                                                                                  ---------------------------------------------
                                                                                          2004                    2003
                                                                                  ---------------------   ---------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

      During the 3 months ended March 31, 2004 and 2003, the Company entered into various capital lease arrangements for computer equipment in the amount of $64,749 and $0, respectively.

      On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The following assets and liabilities were obtained as a result of the acquisition.

      Acquired accounts receivable                                                      $ 975,513                $       --
      Acquired approved vendor status                                                   1,597,000                        --
      Acquired tradename                                                                  722,000                        --
      Acquired goodwill                                                                   452,875                        --
      Acquired investment in limited liability company                                     55,776                        --
      Acquired deferred tax liability                                                    (300,000)                       --
      Acquired liabilities                                                               (285,651)                       --

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS

      Conversion   Services   International,   Inc.  ("CSI"  or  "Company")  was
incorporated in the State of Delaware and has been conducting business since 1990. CSI and Doorways, Inc., a wholly-owned subsidiary of CSI, are principally engaged in the information technology services industry in the following areas: data warehousing, business intelligence, management consulting and professional services, on credit, to its customers principally located in the northeastern United States. In November 2002, the Company acquired the operations of Scosys, Inc. On January 30, 2004, CSI became a public company through our merger with a wholly-owned subsidiary of the Registrant, LCS Group, Inc. In March 2004, the Company acquired DeLeeuw Associates, Inc. Both Scosys and DeLeeuw Associates are engaged in the information technology services industry.

      BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated balance sheet and related interim consolidated statements of operations and cash flows include all adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.


      Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Conversion Services International, Inc. Form 8-K/A filed with the Securities and Exchange Commission on April 1, 2004.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of CSI and its wholly-owned subsidiaries, Doorways, Inc. and DeLeeuw Associates, LLC. All intercompany transactions and balances have been eliminated in consolidation.


      REVENUE RECOGNITION

      Revenue from consulting and professional services is recognized at the time the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Revenues recognized in excess of billings are recorded as accrued revenues. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

      ACCOUNTS RECEIVABLE

      The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable  and  adjusts  the  allowance  for  doubtful  accounts,  when  deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and includes equipment held under capital lease arrangements. Depreciation, which includes amortization of leasehold improvements, is computed principally by an accelerated method and is based on the estimated useful lives of the various assets ranging from three to seven years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

      Expenditures for maintenance and repairs have been charged to operations. Major renewals and betterments have been capitalized.

      AMORTIZATION

      The Company amortizes deferred loan costs on a straight-line basis over the term of the related loan instrument. Acquired customer lists and contracts are amortized over an estimated useful life of five years.

      GOODWILL AND INTANGIBLE ASSETS

      Goodwill represents the amounts paid in connection with a settlement agreement with the Elligent Consulting Group to re-acquire the ownership rights to the Company in 1998 and in connection with the acquisitions of both Scosys, Inc. and DeLeeuw Associates, Inc. Additionally, as part of both the Scosys and DeLeeuw acquisitions, the Company acquired intangible assets. FASB Statement 142 was adopted as of January 1, 2002 for all goodwill recognized in the Company's balance sheet as of December 31, 2001. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach, and introduced a new model for determining impairment charges.

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. There have been no events or circumstances that would indicate that there has been any impairment during the three months ended March 31, 2004.

      CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At March 31, 2004, two customers exceeded 25% of the Company's accounts receivable balance.

      ADVERTISING

      The Company expenses advertising costs as incurred. Advertising costs amounted to $12,650 and $1,677 for the three month periods ended March 31, 2004 and 2003, respectively.

      INCOME TAXES

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

      On January 1, 2001, CSI elected to be an "S" Corporation whereby, the shareholders account for their share of CSI's earnings, losses, deductions and credits on their federal and various state income tax returns. CSI is subject to New York City and various state income taxes. On September 30, 2003, CSI's "S" Corporation status was revoked in connection with the conversion of convertible subordinated debt into common shares. Effective October 1, 2003, as a result of the revocation, the Company's tax status reverted to a "C" Corporation and on a prospective basis, the Company would expect to have an effective income tax rate of approximately 40%.

      For informational purposes, the accompanying statements of operations include an unaudited pro-forma adjustment for income taxes which would have been recorded if CSI had not been an "S" Corporation.

      DERIVATIVES

      In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133), which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss) unless specific hedge accounting criteria are met. The effective date of SFAS No. 133, as amended by SFAS No. 138, is for fiscal years beginning after September 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001, resulting in no material impact upon adoption or on the subsequent reporting periods.

      EQUITY INVESTMENT IN LIMITED LIABILITY COMPANY

      In August 2003, DeLeeuw Associates acquired a non-controlling interest in DeLeeuw International Ltd. (a limited liability company). The Company is accounting for its share of the income (losses) of this investment under the equity method.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      NOTE 2 - ACQUISITION OF DELEEUW ASSOCIATES, INC.

      In February 2004, the Company formed a wholly owned acquisition subsidiary, DeLeeuw Conversion LLC ("DCL"), for the purpose of consummating a merger with DeLeeuw Associates, Inc. a privately-held New Jersey corporation ("DAI"). On March 4, 2004, DCL completed the merger with DAI, whereby DAI was merged with and into DCL, and Robert C. DeLeeuw, the president and sole stockholder of DAI, received $2,000,000 and 80,000,000 shares of common stock of CSI (at the time, approximately 11.9% of the outstanding shares). On March 5, 2004, DCL changed its name to DeLeeuw Associates, LLC. The Company's consolidated financial statements include DeLeeuw Associates results of operations for the period subsequent to its acquisition on March 4, 2004. During this period, the operations of DeLeeuw Associates contributed approximately $372,000 and $16,000 of revenue and net income, respectively. Exclusive of future contingent consideration, the purchase price was allocated to the various assets of DeLeeuw Associates as follows:

          Approved vendor status                          $ 1,597,000
          Accounts receivable                                 975,513
          Tradename                                           722,000
          Goodwill                                            452,875
          Other assets                                         55,776
          Current liabilities                                (285,651)
          Deferred tax liability                             (300,000)
                                                          ===========
                  Total purchase price                    $ 3,217,513
                                                          ===========

      The following unaudited statements of income and financial position reflect the pro-forma consolidated results as of March 31, 2004 and 2003 and for the three month periods then ended. These statements present the consolidated results of Conversion Services International, Inc. and DeLeeuw Associates, LLC for the aforementioned periods as if the entities had been consolidated for the entire three month periods in both years presented.


                                        Three Months Ended March 31,
                                       ------------------------------
                                          2004               2003
                                       -----------        -----------
          Revenues                     $ 6,356,816        $ 4,464,807
          Net Loss                     $  (355,251)       $   (69,111)
          Net Loss per share           $     (0.00)       $     (0.00)


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                            March 31,
                                                              2004
                                                            ---------
          Computer equipment                                $ 672,276
          Furniture and fixtures                              103,777
          Automobiles                                          72,833
          Leasehold improvements                               87,546
                                                            ---------
                                                              936,432

          Accumulated depreciation                           (619,512)
                                                            ---------

                                                            $ 316,920
                                                            =========


NOTE 4 - INTANGIBLE ASSETS

Intangibles acquired have been assigned as follows:

                                                                 March 31,
                                                                   2004
                                                                -----------
          Approved vendor status                                $ 1,597,000
          Proprietary rights and rights to the name
            of DeLeeuw Associates, Inc.                             722,000
          Customer lists and contracts                              414,000
          Proprietary rights and rights to
            the name of Scosys Inc.                                  20,000
                                                                -----------
                                                                  2,753,000

          Accumulated amortization                                 (110,400)
                                                                -----------

                                                                $ 2,642,600
                                                                ===========

NOTE 5 - LINE OF CREDIT

      The Company maintained a line of credit facility with a bank which provided for maximum borrowings of $2,250,000, based on eligible accounts receivable. The interest rate was at the bank's prime rate plus one percent. The line was collateralized by all corporate assets, guaranteed by the Company's shareholders, and had an expiration date of June 30, 2004. This line of credit facility was terminated and all outstanding amounts were repaid on March 30, 2004. Funds obtained from the revolving line of credit executed on March 30, 2004 (see below) were utilized to repay the outstanding amounts under this line of credit.

      On March 30, 2004, the Company executed a $3,000,000 revolving line of credit secured by substantially all of the corporate assets with a new financial institution. This credit facility was utilized to replace the existing line of credit facility expiring in June 2004 and both notes payable to a bank. The terms of this new note provide for interest accruing on advances at seven eighths of one percent (7/8%) over the institution's prime rate. This line of credit contains certain financial covenants including a) debt service coverage ratios; b) minimum tangible capital funds limits; and c) current ratio limits, as defined. The Company will be measured quarterly on these covenants beginning June 30, 2004.

NOTE 6 - LONG TERM DEBT

Long-term debt consisted of the following:

                                                                                                                 March 31,
                                                                                                                   2004
                                                                                                                -----------
          Convertible line of credit note with a maturity date of October 28, 2008 unless converted into common stock at the Company or the note holder's option. Interest accrues at 7% per annum. The conversion price of the shares of common stock is
          equal to 75% of the average bid price for the prior ten trading days.                                   2,000,000

          Notes payable under capital lease obligations payable to various finance
          companies for equipment at varying rates of interest and maturity dates through 2006                       83,512
                                                                                                                -----------
                                                                                                                  2,083,512

          Less: Current portion of long-term debt, including obligations under capital leases of $31,262            (31,262)
                                                                                                                -----------
                                                                                                                $ 2,052,250
                                                                                                                ===========


           Future annual payments of long-term debt is as follows:

               YEARS ENDING MARCH 31,
               ----------------------

                        2004                               $ 31,262
                        2005                                 35,230
                        2006                                 17,020
                        2007                                      -
                        2008                              2,000,000
                                                        -----------
                                                        $ 2,083,512
                                                        ===========



NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

    The Company has entered into various capital leases that are collateralized by computer equipment with an original cost of approximately $114,306.

    The following schedule lists future minimum lease payments under the capital leases with their present value as of March 31, 2004:

                   YEARS ENDING MARCH 31,
                   ----------------------
                            2004                                   $ 44,558
                            2005                                     42,343
                            2006                                     18,853
                                                             --------------
                                                                    105,754

             Less: Amount representing interest                     (22,242)
                                                             --------------

                                                                   $ 83,512
                                                             ==============


NOTE 8 - STOCK OPTIONS

      The 2003 Incentive Plan authorizes the issuance of up to 100,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. On March 29, 2004, the Company granted 19,200,000 options to purchase its common stock at an exercise price of $0.165. The options granted are a combination of both incentive and nonqualified options, vest over a three year period from the date of grant, and expire ten years from the date of grant. As of March 31, 2004, no options had vested.

      The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options. Under APB25, because the exercise of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's consolidated statements of operations. The Company is required under Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation", which established a fair value based method of accounting for stock compensation plans with employees and others to disclose pro forma financial information regarding option grants made to its employees.

      The following pro forma net income and earnings per share (EPS) reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation cost that would have been recorded if the SFAS 123 fair value method had been applied. The Black-Scholes option pricing model used in this valuation was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. CSI's stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.

                                                                        Three months ended
                                                                          March 31, 2004
                                                                            -----------
          Reported net loss                                                 $  (324,297)
          Pro-forma stock compensation, net of tax                                   --
                                                                            -----------
          Pro-forma net loss                                                $  (324,297)
                                                                            ===========

          Basic EPS:
            As reported                                                     $        --
            Pro-forma                                                       $        --
          Diluted EPS:
            As reported                                                     $        --
            Pro-forma                                                       $        --

          Weighted average fair value per option share granted              $      0.12
          Weighted average assumptions used to value options granted:
            Risk free interest rate                                                1.33%
            Expected volatility                                                     196%
            Expected life (years)                                                  3.00


NOTE 9 - EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      The components of basic and diluted earnings per share are as follows:

                                                                           Three Months Ended March 31,
                                                                        --------------------------------
                                                                           2004                2003
                                                                        -----------        -------------
          Net income available for common shareholders (A)              $  (324,297)       $     (39,347)
          Weighted average outstanding shares of common stock (B)       619,373,626          593,000,000
          Common stock and common stock equivalents (C)                 619,373,626          593,000,000

          Earnings per share:
              Basic (A/B)                                               $     (0.00)       $       (0.00)
                                                                        ===========        =============
              Diluted (A/C)                                             $     (0.00)       $       (0.00)
                                                                        ===========        =============


      For the three months ended March 31, 2004, 19,200,000 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. There were no stock options outstanding during 2003.

NOTE 10 - INCOME TAXES

      Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

      During the current quarter, our effective tax rate was estimated to be approximately 40%, which is consistent with the rates in effect during the prior year.

NOTE 11 - SUBSEQUENT EVENTS

      On April 29, 2004, the Company obtained a $2,000,000 equity investment from a private investor in exchange for 16,275,000 shares of CSI common stock. Subsequent to this transaction, the Company has 689,275,000 shares outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Management's Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Issues and Uncertainties" and elsewhere in this report. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

      We are in the business of supplying professional services relating to information technology management consulting, data warehousing, business intelligence and c-business. Our clients are primarily in the financial services, pharmaceutical and telecommunications industries, although we have clients in other industries as well. Our clients are primarily located in the northeastern United States. We enable organizations to leverage their corporate information assets by providing strategy, process and methodology, best practices data warehousing, business intelligence, enterprise reporting and analytic solutions.

      Conversion Services International, Inc. began operations in 1990. Our services were originally focused on e-business solutions and data warehousing. In the late 1990s, we strategically repositioned ourselves to capitalize on our data warehousing expertise in the fast growing business intelligence/data warehousing space. We became a public company through our merger with a wholly owned subsidiary of LCS Group, Inc., effective as of January 30, 2004.

      Our core strategy includes capitalizing on the already established in-house Business Intelligence/Data Warehousing (BI/DW) technical expertise and our seasoned sales force. This is expected to result in organic growth through the acquisition of new customers. In addition, this foundation will be leveraged as we pursue targeted strategic acquisitions. The BI/DW industry as a whole is an extremely fragmented marketplace which we believe is ready for consolidation.

      One of our objectives is to make acquisitions of companies in the BI/DW industry that will enable us to accelerate our business plan at lower costs than we would generate internally and also improve our competitive positioning and expand our offerings in a larger geographic area. We intend to seek acquisitions of other consulting firms that have expertise and clients in strategic locations or industries.

      Revenue from consulting and professional services is recognized at the time the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and our ability to collect is reasonably assured. Our services range from providing clients with a single consultant to multi-personnel full-scale projects. Our contracts provide that its services are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that our clients will continue to enter into contracts with us or that existing contracts will not be terminated. We provide our services directly to end-user organizations, in most cases.

      During the three month period ended March 31, 2004, two of our clients accounted for approximately 31% of total revenues. During the three month period ended March 31, 2003, two clients accounted collectively for approximately 45% of total revenues.

      Our most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses, and outside consultants.

RESULTS OF OPERATIONS

    REVENUE

      Our revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenue for the first quarter of 2004 was $5.3 million, an increase of 53.1% over the first quarter of 2003.
This increase was primarily attributable to project design and infrastructure projects obtained in the fourth quarter of 2003 that are still ongoing, the acquisition of several new clients and the DeLeeuw Associates business during the March 2004 quarter, and a general increase in consulting business as the overall economy improves.


    COST OF SERVICES

      Cost of services primarily includes payroll and benefits costs for our consultants. Cost of services was $3.8 million, or 73.0% of revenue, in the first quarter, compared to $2.6 million, or 73.4% of revenue, in the first quarter of the prior year. The increase in absolute dollars resulted primarily from costs related to consultants on project design and infrastructure projects, the acquisition of DeLeeuw Associates, Inc. in March 2004, and additional consultants hired to staff projects for the new clients that we obtained. Cost of services declined as a percentage of revenue due to a shift in the mix of business to higher level projects that have increased hourly billing rates, and higher gross margin percentages associated with them.

    SELLING AND MARKETING

      Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.6 million in the first quarter 2004, or 11.0% of revenue, compared to $0.3 million in the first quarter 2003, or 9.2% of revenue. Selling and marketing costs increased in absolute dollars primarily due to increased payroll and related costs associated with the increased headcount in our sales force. We have hired additional salespeople as part of our strategy to gain new clients and increase our revenue.


    GENERAL AND ADMINISTRATIVE

      General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.3 million, or 25.0% of revenue, in the first quarter 2004 compared to $0.5 million, or 16.3% of revenue, in the first quarter 2003. General and administrative costs increased in the first quarter 2004 primarily from increased headcount resulting from the acquisition of DeLeeuw Associates, Inc., increased salaries paid to our officers due to hiring a chief financial officer during the fourth quarter of 2003 and increasing the salaries of our other company officers to compensate them competitively with other public companies our size. We also increased general and administrative headcount in the first quarter to support the increased size of the business which increased overall salary expense, incurred increased legal and accounting fees associated with becoming a public company and higher insurance premiums due to the growth of the Company.


    DEPRECIATION AND AMORTIZATION

      Depreciation expense is recorded on our property and equipment which is generally depreciated over a period between three to seven years. Amortization is recorded for acquired intangible assets that have a finite useful life and for financing costs. Financing costs are amortized over the life of the related loans. Depreciation and amortization expenses were $37,000 in the first quarter of 2004 compared to $44,700 in the first quarter 2003.

    OTHER INCOME (EXPENSE)

      We incur interest expense on loans from financial institutions and from capital lease obligations related to the acquisition of equipment used in our business. Interest expense was $30,000 during the first quarter 2004 compared to $30,000 in the first quarter 2003. We earn interest income on deposits with our financial institution. Interest income in the first quarter was $4,000 compared to zero in the comparable quarter of the prior year. We also recorded a charge of $1,602 in the first quarter of 2004 related to our equity in the loss of our investment in a limited liability company.

    INCOME TAXES

      An income tax benefit of $215,600 was recorded in the first quarter of 2004. This benefit was computed by multiplying our net loss by our estimated effective tax rate of 40%. No income tax expense or benefit was recorded in the prior year as the Company was an "S" Corporation. Pro forma income taxes for the prior year would have been an income tax benefit of $15,715, using the effective tax rate of 40%.


LIQUIDITY AND CAPITAL RESOURCES

      Cash totaled $0.3 million as of March 31, 2004 compared to $0.4 million as of December 31, 2003. Our cash balance is primarily derived from customer remittances and bank borrowings and is used for general working capital needs. We had $83,000 on deposit with a financial institution as collateral for a letter of credit and have classified this as restricted cash on the accompanying consolidated balance sheet. On April 29, 2004, we obtained an additional $2,000,000 cash investment in return for 16,275,000 shares of our common stock.


      Cash used by operations during the three months ended March 31, 2004 was $1.0 million, an increase of $0.3 million from the three months ended March 31, 2003. This increase in cash used by operations is primarily due to a $1.3 million increase in accounts receivable during the three month period and the net loss of $0.3 million, which was partially offset by an increase in accounts payable and accrued expenses of $0.5 million. The increase in accounts receivable is due to billings to new clients and to slower payment by several established clients. Non-cash expenses included depreciation, amortization, and the allowance for doubtful accounts.

      Cash used by investing activities was $1.1 million during the first quarter 2004. This was due to payments of $1.1 million made for acquisition of DeLeeuw Associates, Inc. during this quarter, and for the purchases of equipment for the Company.

      Cash provided by financing activities was $2.0 million during the first quarter 2004. During the first quarter of 2004, $2.0 million was raised from the issuance of a convertible line of credit note, all outstanding amounts under our previous line of credit and notes payable agreements with Fleet Bank, totaling $2.3 million, were repaid and $2.5 million was borrowed from our new line of credit with TrustCompany Bank. The line of credit agreement with TrustCompany Bank contains both financial and non-financial covenants that we are not required to report on, or comply with, until the second quarter of 2004. We do not expect to be in compliance with all of the covenants by June 30, 2004 and, as a result, we are actively working with our financial institution to establish new covenants. We believe that we will be successful in negotiating covenants acceptable to both the Company and our financial institution. However, there can be no assurance that we will be successful in these efforts. In the event that we are unsuccessful in these negotiations and our financial institution demands repayment in full by the Company, we believe that we have alternative financing options available to us in order to satisfy these obligations.


      We believe existing cash, borrowing capacity under the line of credit or alternative financing sources, and funds generated from operations should be sufficient to meet operating requirements over the upcoming twelve month period. We may raise additional funds in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain additional financing through debt or equity investment will depend on various factors, including, among others, revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of convertible debt would result in additional dilution to the Company's stockholders.

    OFF-BALANCE SHEET ARRANGEMENTS

      We  do  not  have  any  transactions,   agreements  or  other  contractual
arrangements that constitute off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The Company adopted FIN 46 on January 1, 2004 and it did not have a material impact on our financial statements.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

    REVENUE RECOGNITION

      Revenue from consulting and professional services is recognized at the time the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured.

    ACCOUNTS RECEIVABLE

      We carry our accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and change the allowance for doubtful accounts, when deemed necessary, based on our history of past write-of fee and collections, contractual terms and current credit conditions.

    PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and includes equipment held under capital lease agreements. Depreciation, which includes amortization of leased equipment, is computed principally by an accelerated method and is based on the estimated useful lives of the various assets ranging from three to seven years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or lose is included in operations. Expenditures for maintenance and repairs have been charged to operations. Major renewals and betterments have been capitalized.

    AMORTIZATION

      We amortize deferred loan coats on a straight-line basis over the term of the related loan instrument. We amortize acquired client lists and contracts over an estimated useful life of 5 years.

    GOODWILL AND INTANGIBLE ASSETS

      Goodwill represents the amounts paid in connection with a settlement agreement with the Elligent Consulting Group in connection with the re-acquisition of the ownership rights to CSI in 1998 and in connection with CSI's acquisition of Scosys, Inc. in November 2002. Additionally, as part of our acquisition of Scosys, Inc., we acquired certain intangible assets. We adopted FASB Statement 142 as of January 1, 2002 for all goodwill recognized in our balance sheet as of December 31, 2001. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach, and introduced a new model for determining impairment charges.

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. We assess the recoverability of our assets, in accordance with FASB No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Our goodwill and intangible assets were not impaired at December 31, 2003. There have been no events or circumstances that would indicate that there has been any impairment during the three months ended March 31, 2004.

    USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject us to concentration of credit risk are cash and accounts receivable arising from our normal business activities. We routinely assesses the financial strength of our clients, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that our accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2003, one client approximated 25% of our accounts receivable balance.

      We maintain our cash with a high credit quality financial institution. Each account is secured by the Federal Deposit Insurance Corporation up to $100, 000

    INCOME TAXES

      We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax laws or rates.

      On January 1, 2001, we elected to be an "S" Corporation, whereby the stockholders account for their share of our earnings, losses, deductions and credits on their federal and various state income tax returns. We are subject to New York City and various state income taxes. On September 30, 2003, our "S" Corporation statue was revoked in connection with the conversion of convertible subordinated debt into common shares. As a result of the revocation of our "S" Corporation status, we converted into a "C" Corporation and we expect to have an effective income tax rate of approximately 40%.

ISSUES AND UNCERTAINTIES

      This Quarterly Report on Form 10-Q contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those referenced below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

      For further information, refer to the business description and risk factors sections included in our Form SB-2 filed with the SEC on May 6, 2004.

ITEM 3. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      Our  management,  including  our  Chief  Executive  Officer  and the Chief
Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      We are not currently involved in any legal proceedings.

      We have no knowledge of any material litigation to which we may become a party or to which any of our property is subject.

ITEM 2. CHANGES IN SECURITIES.

      On August 21, 2003, the Registrant entered into an agreement to reorganize with and into privately-held Conversion Services International, Inc. (Old CSI) and certain affiliated stockholders of Old CSI. The closing of this transaction occurred on January 30, 2004, and at that time, LCS changed its name to "Conversion Services International, Inc." and the former stockholders of Old CSI gained control of our Board of Directors and were issued approximately 84.3% of the outstanding shares of our common stock at that time. Approximately 500,000,000 unregistered shares were issued in connection with the merger.

      On March 4, 2004, the Company through its wholly owned subsidiary acquired DeLeeuw Associates, Inc., in which 80,000,000 unregistered shares were issued in connection with the transaction. See Note 2 to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)   A special meeting of the stockholders was held on January 23, 2004.

(b) All of the Company's director nominees, as set forth below, were elected. There was no solicitation in opposition to the Company's nominees.

(c)   Matters voted on at the meeting and the number of votes cast:

      1. To approve amending the Company's Certificate of Incorporation to change its name to "Conversion Services International, Inc.":

                  --------------------- ---------------- -------------------
                  Voted For             Voted Against    Abstentions
                  --------------------- ---------------- -------------------
                  26,392,922            387,074          2,000
                  --------------------- ---------------- -------------------

      2. To increase the number of authorized shares of common stock from 50,000,000 to 1,000,000,000:

                  --------------------- ---------------- -------------------
                  Voted For             Voted Against    Abstentions
                  --------------------- ---------------- -------------------
                  26,348,558            418,434          4
                  --------------------- ---------------- -------------------

      3. To authorize the issuance of up to 20,000,000 shares of preferred stock in such series, each with different rights, preferences and designations and qualifications, limitations and restrictions as may be determined by the board of directors without the approval of stockholders:

                  --------------------- ---------------- -------------------
                  Voted For             Voted Against    Abstentions
                  --------------------- ---------------- -------------------
                  26,319,361            2,004            197
                  --------------------- ---------------- -------------------

      4. Limitation of directors' liability and indemnification of officers and directors:

                  --------------------- ---------------- -------------------
                  Voted For             Voted Against    Abstentions
                  --------------------- ---------------- -------------------
                  26,312,214            2,008            0
                  --------------------- ---------------- -------------------


      5. Elect to the board of directors Scott Newman, Glenn Peipert and Lawrence K. Reisman to serve until their respective successors are elected and qualified:

                  --------------------------- ------------------ ---------------
                                              Voted For          Withheld
                  --------------------------- ------------------ ---------------
                  Scott Newman                26,396,392         385,064
                  --------------------------- ------------------ ---------------
                  Glenn Peipert               26,396,392         385,064
                  --------------------------- ------------------ ---------------
                  Lawrence K. Reisman         26,396,392         385,064
                  --------------------------- ------------------ ---------------

      6.    Adopt the 2003 Incentive Plan:

                  --------------------- ------------------ -----------------
                  Voted For             Voted Against      Abstentions
                  --------------------- ------------------ -----------------
                  26,317,958            464,034            4
                  --------------------- ------------------ -----------------

ITEM 5. OTHER INFORMATION.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS

      In connection with the merger of Conversion Services International, Inc. with and into the Company's wholly owned subsidiary, LCS Acquisition Corp. (now known as CSI Sub Corp. (DE)) on January 30, 2004, the Company on January 30, 2004 dismissed Eisner LLP ("Eisner"), its independent certified public accountants for the fiscal years ended February 28, 2003 and 2002. The reports by Eisner on the financial statements of the Company during the fiscal years ended February 28, 2003 and 2002 contained a going concern opinion. During the Company's two most recent fiscal years and subsequent period up to January 30, 2004, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

      On January 30, 2004, upon receipt of approval of its Board of Directors, the Company engaged Ehrenkrantz Sterling & Co. LLC ("Ehrenkrantz") to serve as the Company's independent certified public accountants. During the Company's two most recent fiscal years, and during any subsequent period through January 30, 2004, the Company did not consult with Ehrenkrantz on any accounting or auditing issues; however, Ehrenkrantz has previously audited the financial statements of our wholly owned subsidiary CSI Sub Corp. (DE) (formerly known as LCS Acquisition Corp.), for the periods December 31, 2003 and 2002.

CHANGE IN FISCAL YEAR

      On January 30, 2004, the Company's Board of Directors signed a resolution changing the fiscal year end of the Company to December 31 from February 28. No transition period report will be filed in connection with the change in the fiscal year since the Company is adopting the fiscal year end of its wholly owned subsidiary CSI Sub Corp. (DE) (formerly known as LCS Acquisition Corp.), which comprises all of the Company's operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following is a list of exhibits to this Form 10-QSB:

      31.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

Two reports on Form 8-K were filed during the reporting period, as follows:

Form 8-K filed by the Company on February 17, 2004, pertaining to Item Nos. 1, 5 and 7 regarding a change in control of the registrant.

Form 8-K filed by the Company on March 16, 2004, pertaining to Item Nos. 2 and 7 regarding the acquisition by the registrant of DeLeeuw Associates, Inc.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CONVERSION SERVICES INTERNATIONAL, INC.

                                By: /S/ SCOTT NEWMAN
                                    ---------------------------
                                Name: Scott Newman
                                Title: President and Chief Executive Officer
                                       (Principal Executive Officer and Duly
                                       Authorized Officer)