Form 10QSB
period 2004-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2004-08-23
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------

                                   FORM 10-QSB

                          -----------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the Transition Period From              to

                         Commission File Number 0-30420

                         -----------------------------

                     CONVERSION SERVICES INTERNATIONAL, INC.
         (Exact name of small business user as specified in its charter)

                         -----------------------------


               Delaware                                20-1010495
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification No.)

              100 Eagle Rock Avenue, East Hanover, New Jersey 07936
                     (Address of principal executive office)

                    Issuer's telephone number: (973) 560-9400

                         -----------------------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 20, 2004, 766,129,715 of common stock, par value $0.001, were outstanding.

            Conversion Services International, Inc. and Subsidiaries
                                   Form 10-QSB

                                      Index


Part I. -- Financial Information                                            Page

Item 1.  Financial Statements

  Consolidated Balance Sheet as of June 30, 2004 (unaudited)..................1

  Consolidated Statements of Operations for the three and six months ended
    June 30, 2004 and 2003 (unaudited)........................................2

  Consolidated Statements of Cash Flows for the six months ended June 30,
    2004 and 2003 (unaudited).................................................3

  Notes to Consolidated Financial Statements (unaudited)......................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations.......................................................13

Item 3.  Controls and Procedures..............................................19

Part II.  Other Information

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities................................................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,2004
                                   (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                                     $      553,338
  Restricted cash                                                  83,375
  Accounts receivable, net of allowance
    for doubtful accounts of $140,375                           3,989,165
  Accounts receivable from related parties - See note 7           786,232
  Prepaid expenses                                                255,674
  Costs in excess of billings                                      26,428
  Deferred tax asset                                              687,576
                                                           --------------
     TOTAL CURRENT ASSETS                                       6,381,788
                                                           --------------

PROPERTY AND EQUIPMENT, at cost, net                              627,959
                                                           --------------

OTHER ASSETS
  Due from stockholders,
    including accrued interest of $24,330                         206,354
  Goodwill                                                      2,506,224
  Intangible assets, net of
    accumulated amortization of $137,433                        6,275,095
  Deferred financing costs                                        515,365
  Equity investments                                              122,688
  Other assets                                                     13,420
                                                           --------------
                                                                9,639,146
                                                           --------------

     Total Assets                                          $   16,648,893
                                                           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                           $    2,041,125
  Current portion of long-term debt                                68,137
  Accounts payable and accrued expenses                         3,632,446
  Deferred revenue                                              1,303,287
                                                           --------------
     TOTAL CURRENT LIABILITIES                                  7,044,995

LONG-TERM DEBT, net of current portion                          2,099,618

DEFERRED TAXES                                                    336,900
                                                           --------------

     Total Liabilities                                          9,481,513
                                                           --------------

MINORITY INTEREST                                                 199,400
                                                           --------------
COMMITMENTS AND CONTINGENCIES                                           -

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 1,000,000,000 shares
    authorized; 766,129,715 issued and outstanding                766,130
  Additional paid in capital                                    7,788,169
  Accumulated deficit                                          (1,586,319)
                                                           --------------
     Total Stockholders' Equity                                 6,967,980
                                                           --------------

     Total Liabilities and Stockholders' Equity            $   16,648,893
                                                           ==============


See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended June 30,             Six Months Ended June 30,
                                        ----------------------------           ---------------------------
                                            2004            2003                   2004         2003
                                        ------------    ------------           ------------   ------------


REVENUE                                 $  6,516,028   $   3,660,323          $ 11,778,065   $  7,097,806

COST OF SERVICES                           4,379,625       2,501,926             8,218,924      5,085,444
                                        ------------   -------------          ------------   ------------
GROSS PROFIT                               2,136,403       1,158,397             3,559,141      2,012,362
                                        ------------   -------------          ------------   ------------
OPERATING EXPENSES
   Selling and marketing                     785,943         309,786             1,303,863        625,606
   General and administrative              1,782,070         678,305             3,162,907      1,180,931
   Depreciation and amortization              61,697          50,528                98,471         95,228
                                        ------------   -------------          ------------   ------------
                                           2,629,710       1,038,619             4,565,241      1,901,765
                                        ------------   -------------          ------------   ------------
INCOME (LOSS) FROM OPERATIONS               (493,307)        119,778            (1,006,100)       110,597
                                        ------------   -------------          ------------   ------------
OTHER INCOME (EXPENSE)
   Equity in losses from investments         (14,486)             --               (16,088)            --
   Other income                                  455              --                 7,006             --
   Interest income                             1,429              --                 1,873             --
   Interest expense                         (105,561)        (50,551)             (138,116)       (80,717)
                                        ------------   -------------          ------------   ------------
                                            (118,163)        (50,551)             (145,325)       (80,717)
                                        ------------   -------------          ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES           (611,470)         69,227            (1,151,425)        29,880

INCOME TAXES (BENEFIT)                      (244,221)             --              (459,879)            --
                                        ------------   -------------          ------------   ------------
NET INCOME (LOSS)                       $   (367,249)  $      69,227          $   (691,546)  $     29,880
                                        ------------   -------------          ------------   ------------
UNSECURED CONVERTIBLE LINE OF
CREDIT BENEFICIALCONVERSION FEATURE          666,667              --               666,667             --
                                        ------------   -------------          ------------   ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS                     $ (1,033,916)  $      69,227          $ (1,358,213)  $     29,880
                                        ============   =============          ============   ============
UNAUDITED PRO FORMA DATA (Note 1):
   Income before income taxes
     (benefit)                          $       --     $      69,227          $         --   $     29,880
   Income taxes (benefit)                       --            27,691                    --         11,952
                                        ------------   -------------          ------------   ------------
   Net income                           $       --     $      41,536          $         --   $     17,928
                                        ============   =============          ============   ============
   Net income (loss) per share          $      (0.00)  $        0.00          $      (0.00)  $       0.00
                                        ============   =============          ============   ============
   Weighted average number of
     common shares used in the actual
     and pro forma net income (loss)
     per share  calculations             680,777,170     593,000,000           650,075,398    593,000,000

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six months ended June 30,
                                                                     ---------------------------
                                                                          2004           2003
                                                                     -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $  (691,546)   $    29,880
  Adjustments to reconcile net income (loss)to net cash
  used in operating activities:
    Depreciation                                                          43,652         34,362
    Amortizaton of intangible assets and deferred  financing costs        62,352         49,916
    Deferred tax asset                                                  (459,879)            --
    Compensation expense for stock options and stock issued               89,000             --
    Allowance for doubtful accounts                                       65,368         36,000
    Write-off deferred loan costs                                         24,862             --
    Loss on disposal of equipment                                         35,496             --
    Loss on equity investments                                            16,088             --
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (1,133,077)      (618,242)
    (Increase) decrease in prepaid expenses                              (63,339)         2,487
    (Increase) in costs in excess of billings                            (26,428)            --
    (Increase) decrease in due from stockholders                          (2,731)        50,000
    Decrease in other assets                                              14,721             --
    Increase in accounts payable and accrued expenses                    642,566         46,185
    Increase in deferred revenue                                          49,244             --
                                                                     -----------    -----------
      Net cash used in operating activities                           (1,333,651)      (369,412)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                 (186,389)       (19,351)
  Investment in DeLeeuw Associates, net of cash acquired              (2,010,266)            --
  Investment in Evoke Software Corp., net of cash acquired               466,583             --
  Equity investment in Leading Edge Communications Corp.                 (83,000)            --
                                                                     -----------    -----------
      Net cash used in investing  activities                          (1,813,072)       (19,351)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                                         (51,900)            --
  Net advances under line of credit                                    2,041,125        949,863
  Line of credit repayment                                            (1,789,110)            --
  Issuance of convertible line of credit notes                         4,000,000        225,000
  Deferred loan costs in connection with line of credit                  (30,534)            --
  Principal payments on long-term debt                                  (657,882)      (291,875)
  Principal payments on capital lease obligations                        (44,171)            --
  Distributions to stockholders                                               --       (439,784)
  Restricted cash                                                        (83,375)            --
  Costs incurred in connection with  LCS merger                          (95,678)            --
                                                                     -----------    -----------
     Net cash provided by financing  activities                        3,288,475        443,204
                                                                     -----------    -----------

NET INCREASE IN CASH                                                     141,752         54,441
CASH, beginning of period                                                411,586             --
                                                                     -----------    ------------
CASH, end of period                                                  $   553,338    $    54,441
                                                                     ===========    ============

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six months ended June 30,
                                                                    ----------------------------
                                                                       2004            2003
                                                                    -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                         $    60,046      $    57,989
     Cash paid for income taxes                                              --               --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

      During 2004 and 2003,  the  Company  entered  into  various
      capital   lease   arrangements   computer  and  trade  show
      equipment in the amount of $227,139 and $0, respectively.

      During June 2004, the Company acquired substantially all of the assets and liabilities of Evoke Software Corporation.
      The following assets and liabilities were obtained as a result of the acquisition.

      Acquired cash                                                 $   497,492      $        --
      Acquired accounts receivable                                      579,839               --
      Acquired customer contracts                                     1,962,000               --
      Acquired tradename                                                316,528               --
      Acquired computer software                                      1,381,000               --
      Acquired other assets                                              89,883               --
      Acquired furniture and equipment                                  183,717               --
      Acquired deferred revenue                                      (1,254,043)              --
      Acquired liabilities                                           (1,936,693)              --

      On March 4, 2004, the Company acquired DeLeeuw  Associates,
      Inc. The following assets and liabilities were obtained as a result of the acquisition.

      Acquired accounts receivable                                  $   975,513      $        --
      Acquired approved vendor status                                 1,597,000               --
      Acquired tradename                                                722,000               --
      Acquired goodwill                                                 452,875               --
      Acquired investment in limited liability company                   55,776               --
      Acquired deferred tax liability                                  (300,000)              --
      Acquired liabilities                                             (285,651)              --

      On May 5, 2004, a $2,000,000 Unsecured  Convertible Line of
      Credit Note was converted into 16,666,666 shares of Company common  stock.  The  conversion  price was $0.12 per share, which  represented  75% of the market  price on the date of
      conversion.   The  $666,667   effect  of  this   beneficial
      conversion feature is reflected in the Company's  statement of operations for the current period.

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Accounting Policies

      Organization and Business

      Conversion Services International, Inc. ("CSI" or the "Company") was incorporated in the State of Delaware and has been conducting business since 1990. CSI is principally engaged in the information technology services industry in the following areas: data warehousing, business intelligence, management consulting and professional services, on credit, to its customers principally located in the northeastern United States. On November 1, 2002, the Company acquired the operations of Scosys, Inc. ("Scosys"). Scosys is engaged in the information technology services industry. On January 30, 2004, CSI became a public company through our merger with a wholly-owned subsidiary of LCS Group, Inc. On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. ("DeLeeuw"). DeLeeuw is a management consulting firm specializing in integration, reengineering and project management. On May 1, 2004, the Company acquired a 49% interest in Leading Edge Communications Corporation ("LEC"), a provider of enterprise software and services solutions for technology infrastructure management. On June 28, 2004, the Company acquired substantially all the assets of Evoke Software Corporation ("Evoke"), a provider of data discovery, profiling and quality management software. Doorways, Inc. is a wholly-owned subsidiary of CSI that is currently dormant.

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

      Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Conversion Services International, Inc. Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 1, 2004.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of CSI and its subsidiaries, Doorways, Inc., DeLeeuw, and Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp.). All intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method.

      Revenue recognition

      Revenue from consulting and professional services is recognized at the time the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Revenues for large services projects are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract could reasonably be estimated. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

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

      Amortization

      The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired customer lists and contracts are amortized over an estimated useful life of five years. Acquired software is amortized on a straight-line basis over an estimated useful life of five years. Acquired customer contracts are amortized over an estimated useful life of six years.

      Goodwill and intangible assets

      Goodwill represents the amounts paid in connection with a settlement agreement with the Elligent Consulting Group to re-acquire the ownership rights to the Company in 1998 and in connection with the acquisitions of Scosys, DeLeeuw and Evoke. Additionally, as part of the Scosys, DeLeeuw and Evoke acquisitions, the Company acquired intangible assets. FASB Statement 142 was adopted as of January 1, 2002 for all goodwill recognized in the Company's balance sheet as of December 31, 2001. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach, and introduced a new model for determining impairment charges.

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. There have been no events or circumstances that would indicate that there has been any impairment during the six months ended June 30, 2004.

      Concentrations of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2004, five customers comprised approximately 46% of the Company's accounts receivable balance.

      Advertising

      The Company expenses advertising costs as incurred. Advertising costs amounted to $54,000 and $68,000, and $600 and $2,300, for the three and six month periods ended June 30, 2004 and 2003, respectively.

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

      On January 1, 2001, CSI elected to be an "S" Corporation, whereby the stockholders account for their share of CSI's earnings, losses, deductions and credits on their federal and various state income tax returns. CSI is subject to New York City and various state income taxes. On September 30, 2003, CSI's "S" Corporation status was revoked in connection with the conversion of convertible subordinated debt into shares of common stock.

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

      Equity investments

      In August 2003, DeLeeuw acquired a non-controlling interest in DeLeeuw International (a company formed under the laws of Turkey). The Company is accounting for its share of the income (losses) of this investment under the equity method.

      CSI acquired 49% of all issued and outstanding shares of common stock of LEC as of May 1, 2004. The acquisition was completed through a Stock Purchase Agreement between CSI and Mary Ferrara, the sole stockholder of LEC. In connection with the acquisition, CSI (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee. The Company accounts for its share of the income (losses) of this investment under the equity method.

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

Note 2 - Acquisition of Evoke Software Corporation

      On June 28, 2004, CSI, through its subsidiary Evoke Asset Purchase Corp., acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke, a privately-held California corporation. The acquisition was completed pursuant to an Asset Purchase Agreement between CSI, Evoke Asset Purchase Corp. and Evoke. In connection with the acquisition, CSI (i) issued 72,543,956 shares of its common stock to Evoke, 7,150,000 of which have been deposited into an escrow account for a period of one-year and may be reduced based upon claims for indemnification that may be made pursuant to the agreement; (ii) issued 5% of the outstanding shares of the Evoke Asset Purchase Corp. to Evoke; (iii) issued 3,919,093 shares of its common stock to certain executives of Evoke as a severance payment and to certain employees as retention shares; and (iv) agreed to pay $448,154 in deferred compensation to certain employees of Evoke. For accounting purposes, this transaction was deemed to have occurred on June 30, 2004. Transaction volumes between June 28 and June 30, 2004 were de-minimis.

      Exclusive of future contingent consideration, the purchase price was allocated to the various assets and liabilities of Evoke as follows:

Customer contracts                               $     1,962,000
Computer software                                      1,381,000
Tradename                                                316,528
Accounts receivable                                      579,839
Furniture and equipment                                  183,717
Cash                                                     497,492
Other assets                                              89,883
Deferred revenue                                      (1,254,043)
Other liabilities                                     (1,936,693)

      The following unaudited statements of income and financial position reflect the pro forma consolidated results as of June 30, 2004 and 2003 and for the six month periods then ended. These statements present the consolidated results of Conversion Services International, Inc., DeLeeuw Associates, LLC and Evoke Software Corporation for the aforementioned periods as if the entities had been consolidated for the entire six month periods in both years presented.

                                      Six Months Ended June 30,
                                  -------------------------------
                                         2004           2003
                                         ----           ----

Revenues                          $   15,263,889   $  12,486,228
Net Loss                          $   (1,467,874)  $  (1,232,942)
Net Loss per share                $        (0.00)  $       (0.00)


Note 3 - Property and equipment

Property and equipment consisted of the following:
                                                                  June 30,
                                                                    2004
                                                               -------------
Computer equipment                                             $  1,573,414
Furniture and fixtures                                              341,611
Automobiles                                                          72,833
Leasehold improvements                                              386,552
                                                               -------------
                                                                  2,374,410
Accumulated depreciation                                         (1,746,451)
                                                               -------------

                                                               $    627,959
                                                               =============

Note 4 - Intangible assets

Intangibles acquired have been assigned as follows:
                                                                   June 30,
                                                                    2004
                                                               -------------
Customer contracts                                             $  1,962,000
Approved vendor status                                            1,597,000
Computer software                                                 1,381,000
Tradename                                                         1,038,528
Customer lists and contracts                                        414,000
Proprietary rights and rights to the name of Scosys Inc.             20,000
                                                               -------------
                                                                  6,412,528
Accumulated amortization                                           (137,433)
                                                               -------------

                                                               $  6,275,095
                                                               =============


Note 5 - Line of credit

      On March 30, 2004, the Company executed a $3,000,000 revolving line of credit with North Fork Bank (formerly known as TrustCompany Bank) secured by substantially all of the corporate assets. The terms of this note provide for interest accruing on advances at seven eighths of one percent (7/8%) over the institution's prime rate.

      On August 16, 2004, the Company replaced its $3,000,000 available line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company will have access to borrow up to $6,000,000 based upon eligible accounts receivable. A portion of the Laurus line of credit will be used to pay off all outstanding borrowings from North Fork Bank under the line of credit agreement. See note 13 - subsequent events for further discussion of this transaction.

Note 6 - Long term debt

Long-term debt consisted of the following:                           June 30,
                                                                       2004
Convertible  line of credit note with a maturity date              -------------
of June 6, 2009 unless converted into common stock at
the  Company or the note  holder's  option.  Interest
accrues at 7% per annum.  The conversion price of the
shares of common stock is equal to 75% of the average
bid  price for the prior  ten  trading  days.  In the
event of the  Company's  non-compliance  with certain
requirements,  the conversion  price may  permanently
adjust to $0.105  per share.  A warrant  to  purchase
4,166,666  shares of  Company  common  stock was also
issued.  The  exercise  price of the warrant is $0.14
per share and the warrant expires on June 6, 2009. An
allocation  of the relative fair value of the warrant
and the debt  instrument was performed.  The relative
fair  value  of  the  warrant  was  determined  to be
$500,000. This debt financing cost is being amortized
into income over the life of the note.                             $ 2,000,000

Notes payable under capital lease obligations payable
to various finance companies for equipment at varying
rates of interest and maturity dates through 2007.                     167,755
                                                                   -----------
                                                                     2,167,755
Less:  Current portion of long-term  debt,  including
obligations under capital leases of $68,137.                           (68,137)
                                                                   -----------
                                                                   $ 2,099,618
                                                                   ===========

Future annual payments of long-term debt is as follows:

                 Years Ending June 30,
                 ---------------------
                          2005                                     $    68,137
                          2006                                          71,631
                          2007                                          27,987
                          2008                                              --
                          2009                                       2,000,000
                                                                   -----------
                                                                   $ 2,167,755
                                                                   ===========


      In May 2004, the conversion option in the unsecured convertible line of credit note dated October 29, 2003 was exercised by the holder. As a result of the exercise, 16,666,666 shares of the Company's common stock were issued at an exercise price per share of $0.12, which price represents 75% of the fair market value of the stock on the date of conversion. Since the conversion price was less than the market value of the common stock, the Company recorded a $666,667 beneficial conversion charge that reduced earnings available to common stockholders. The Company has reflected this beneficial conversion charge in the accompanying consolidated statements of operations.

Note 7 - Related Party Transactions

      In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby CSI agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, CSI receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC.

      CSI acquired 49% of all issued and outstanding shares of common stock of LEC as of May 1, 2004. The acquisition was completed through a Stock Purchase Agreement between CSI and Mary Ferrara, the sole stockholder of LEC. In connection with the acquisition, CSI (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee.

      For the three  and six  months  ended  June 30,  2004,  CSI  invoiced  LEC
$871,000 and $1,841,000, respectively, for the services of consultants subcontracted to LEC by CSI. As of June 30, 2004, CSI had accounts receivable due from LEC of approximately $786,000.

      As of June 30, 2004, Scott Newman, Chief Executive Officer, and Glenn Peipert, Chief Operating Officer, owed the Company an aggregate of approximately $206,000, including accrued interest. These loans bear interest at 3% per annum and are due and payable by December 31, 2005.

Note 8 - Obligations under capital leases

      The  Company   has  entered   into   various   capital   leases  that  are
collateralized by computer equipment and a trade show booth with an original cost of approximately $227,139.

      The following schedule lists future minimum lease payments under the capital leases with their present value as of June 30, 2004:

   Years Ending June 30,
   ---------------------
           2005                            $    97,734
           2006                                 85,186
           2007                                 26,563
                                           -----------
                                               209,483
   Less: Amount representing interest          (41,728)
                                           -----------
                                           $   167,755
                                           ===========


Note 9 - Stock options

      The 2003 Incentive Plan authorizes the issuance of up to 100,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. On March 29, 2004 and April 12, 2004, the Company granted a total of 19,950,000 options to purchase its common stock at an exercise price of $0.165 per share. The options granted are a combination of both incentive and nonqualified options, vest over a three year period from the date of grant, and expire ten years from the date of grant. Between May and June 2004, the Company granted 11,905,000 options to purchase its common stock at an exercise price of $0.20 per share. The options granted are all incentive options, vest over a three year period from the date of grant, and expire ten years from the date of grant.

      The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options. Under APB25, because the exercise of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's consolidated statements of operations. The Company is required under Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation", which established a fair value based method of accounting for stock compensation plans with employees and others to disclose pro-forma financial information regarding option grants made to its employees.

      The Company follows EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the three months ended June 30, 2004, the Company granted 450,000 stock options to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recording the fair value of these options as expense over the three year vesting period of the options.

      The following pro-forma net income and earnings per share (EPS) reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro-forma stock compensation cost that would have been recorded if the SFAS 123 fair value method had been applied. The Black-Scholes option pricing model used in this valuation was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. CSI's stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.


                                                                Six months ended
                                                                 June 30, 2004
                                                                ----------------

Reported net loss                                               $   (691,546)
Pro-forma stock compensation, net of tax                            (139,238)
                                                                -------------
Pro forma net loss                                              $   (830,784)
                                                                =============

Basic EPS:
   As reported                                                  $      (0.00)
   Pro-forma                                                    $      (0.00)
Diluted EPS:
   As reported                                                  $      (0.00)
   Pro-forma                                                    $      (0.00)

Weighted average fair value per option share granted            $       0.13
Weighted average assumptions used to value options granted:
   Risk free interest rate                                              1.33%
   Expected volatility                                                   139%
   Expected life (years)                                                3.00


Note 10 - Earnings Per Share

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

The components of basic and diluted earnings per share are as follows:

                                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                                    ---------------------------     -------------------------
                                                                        2004          2003            2004            2003
                                                                        ----          ----            ----            ----

Net income (loss) available for common stockholders (A)             $ (1,033,916) $    69,227       $ (1,358,213)  $    29,880

Weighted average outstanding shares of common stock (B)              680,777,170  593,000,000        650,075,398   593,000,000

Common stock and common stock equivalents (C)                        680,777,170  593,000,000        650,075,398   593,000,000


Earnings (loss) per share:
  Basic (A/B)                                                       $      (0.00) $      0.00       $      (0.00)  $      0.00
                                                                    ============  ===========       =============  ===========
  Diluted (A/C)                                                     $      (0.00) $      0.00       $      (0.00)  $      0.00
                                                                    ============  ===========       =============  ===========


      For the three and six months ended June 30, 2004, 32,305,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. There were no stock options outstanding during 2003. Additionally, the effect of 4,166,666 warrants which were issued on June 7, 2004 were excluded from the calculation of diluted earnings per share for both the three and six months ended June 30, 2004 because the effect was antidilutive.

Note 11 - Income Taxes

      Our provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

      During the first six months of 2004, our effective tax rate was estimated to be approximately 40%.

Note 12 - Commitments and Contingencies

      On June 29, 2004, Viant Capital LLC commenced legal action against us in the United States District Court for the Southern District of New York. Through an agreement with Viant, Viant had the exclusive right to obtain private equity transactions on behalf of the company from February 18 to May 17, 2004. Viant alleges that it is owed a fee of approximately $450,000 relating to our loan from a private investor in May 2004. Management believes that this loan does not qualify as a private equity transaction and we intend to vigorously defend the company. As of August 20, 2004, there have been no material developments in the suit. The Company has estimated the probable loss related to this suit to be the agreed upon contract signing fee of $75,000 and has recorded a liability for this amount.

Note 13 - Subsequent Events

      On August 16, 2004, the Company replaced its $3,000,000 line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company will have access to borrow up to $6,000,000 based upon eligible accounts receivable. This revolving line, effectuated through a $2,000,000 convertible minimum borrowing note and a $4,000,000 revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and maturing in three years. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2,000,000 convertible minimum borrowing note and the $4,000,000 revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company stock or derivatives convertible into Company stock for a price less the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5,000,000 to be used for acquisitions. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company stock or derivatives convertible into Company stock for a price less the fixed conversion price, then the fixed conversion price is reset to the lower price. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit will be used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12,000,000 shares of the Company's common stock. The exercise price for the first 6,000,000 shares acquired under the warrant is $0.29 per share, the exercise price for the next 3,000,000 shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3,000,000 shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $749,000 in brokerage and transaction closing related costs. These costs will be deducted from the $5,000,000 restricted cash balance being provided to the Company by Laurus.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Management's   Discussion  and  Analysis  contains   statements  that  are
forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Issues and Uncertainties" and elsewhere in this report. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

      We are in the business of supplying professional services relating to information technology management consulting, data warehousing and business intelligence, and, as a result of our acquisition of Evoke Software Corporation, the sale of software which is used to survey and quantify the quality of data. This software is a tool that is used to identify problems with company data prior to being transferred into a data warehouse. Our clients are primarily in the financial services, pharmaceutical and telecommunications industries, although we have clients in other industries as well. Our clients are primarily located in the northeastern United States. We enable organizations to leverage their corporate information assets by providing strategy, process and methodology, best practices data warehousing, business intelligence, enterprise reporting and analytic solutions.

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

      Our core strategy includes capitalizing on the already established in-house business intelligence/data warehousing ("BI/DW") technical expertise and our seasoned sales force. This is expected to result in organic growth through the acquisition of new customers. In addition, this foundation will be leveraged as we pursue targeted strategic acquisitions. The BI/DW industry as a whole is an extremely fragmented marketplace which we believe is ready for consolidation.

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

      Revenue from consulting and professional services is recognized at the time the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and our ability to collect is reasonably assured. On certain large service engagements, revenue is recognized using the percentage of completion method for long-term construction type contracts where costs to complete the engagement could reasonably be estimated. Our services range from providing clients with a single consultant to multi-personnel full-scale projects. Our contracts provide that its services are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that our clients will continue to enter into contracts with us or that existing contracts will not be terminated. We provide our services directly to end-user organizations, in most cases.

      During the six month period ended June 30, 2004, five of our clients accounted for approximately 52% of total revenues. During the six month period ended June 30, 2003, four clients accounted collectively for approximately 55% of total revenues.

      Our most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses, and outside consultants.

Results of Operations

Revenue

      Our revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the three and six months ended June 30, 2004 were $6.5 million and $11.8 million, respectively, an increase of 78.0% and 65.9% over the three and six months ended June 30, 2003, respectively. This increase was primarily attributable to project design and infrastructure projects obtained in the fourth quarter of 2003 that are still ongoing, the acquisition of several new clients, business attributed to DeLeeuw Associates, LLC during 2004, and a general increase in consulting business as the overall demand for IT services improves.

Cost of services

      Cost of services primarily includes payroll and benefits costs for our consultants. Cost of services was $4.4 million, or 67.2% of revenue, and $8.2 million, or 69.8% of revenue for the three and six months ended June 30, 2004, respectively, compared to $2.5 million, or 68.4% of revenue, and $5.1 million, or 71.6% of revenue for the three and six months ended June 30, 2003, respectively. The increase in absolute dollars resulted primarily from costs related to consultants on project design and infrastructure projects, the acquisition of DeLeeuw Associates, Inc. in March 2004, and additional consultants hired to staff projects for the new clients that we obtained. Cost of services declined as a percentage of revenue due to a shift in the mix of business to higher level projects that have increased hourly billing rates, and higher gross margin percentages associated with them.

Selling and marketing

      Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.8 million, or 12.1% of revenue, and $1.3 million, or 11.1% of revenue, for the three and six months ended June 30, 2004, respectively, compared to $0.3 million, or 8.5% of revenue, and $0.6 million, or 8.8% of revenue, for the three and six months ended June 30, 2003, respectively. Selling and marketing costs increased in absolute dollars primarily due to increased payroll and related costs associated with the increased headcount in our sales force. We have hired additional salespeople as part of our strategy to gain new clients and increase our revenue.

General and administrative

      General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.8 million, or 27.3% of revenue, and $3.1 million, or 26.9% of revenue, for the three and six months ended June 30, 2004, respectively, compared to $0.7 million, or 18.5% of revenue, and $1.2 million, or 16.6% of revenue, for the three and six months ended June 30, 2003, respectively. General and administrative costs primarily increased due to increased headcount resulting from the acquisition of DeLeeuw Associates, Inc., increased salaries paid to our officers due to hiring a chief financial officer during the fourth quarter of 2003 and increasing the salaries of our other company officers to compensate them competitively with other public companies our size. We also increased general and administrative headcount in the first quarter to support the increased size of the business which increased overall salary expense, incurred increased legal and accounting fees associated with becoming a public company and higher insurance premiums due to the growth of the Company.

Depreciation and amortization

      Depreciation expense is recorded on our property and equipment which is generally depreciated over a period between three to seven years. Amortization is recorded for acquired intangible assets that have a finite useful life and for financing costs. Amortization of acquired intangible assets that have a finite useful life is recorded over the estimated useful life of the asset. Financing costs are amortized over the life of the related loans. Depreciation and amortization expenses were $62,000 and $0.1 million for the three and six months ended June 30, 2004, respectively, compared to $51,000 and $95,000 for the three and six months ended June 30, 2003, respectively.

Other income (expense)

      We incur interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in our business, and on the outstanding convertible line of credit notes. Amortization of the deferred financing costs is also recorded as interest expense. Interest expense recorded was $0.1 million and $0.1 million for the three and six months ended June 30, 2004, respectively, compared to $51,000 and $81,000 for the three and six months ended June 30, 2003, respectively. We earn interest income on deposits with our financial institution. Interest income for the three and six month periods ended June 30, 2004 was $1,400 and $1,900, respectively, compared to zero for the three and six month periods in the prior year. We recorded equity income in our investment in DeLeeuw, Turkey of $9,200 and $7,700 for the three and six months ended June 30, 2004, respectively, and an equity loss in our investment in LEC of $23,700 for the three and six months ended June 30, 2004, respectively.

Income Taxes

      An income tax benefit of $0.2 million and $0.5 million was recorded for the three and six months ended June 30, 2004, respectively. This benefit was computed by multiplying our net loss by our estimated effective tax rate of 40%. No income tax expense or benefit was recorded in the prior year as the Company was an "S" Corporation through September 30, 2003. Pro forma income taxes for the comparable three and six month periods in the prior year would have been an income tax provision of $28,000 and $12,000, respectively, using the effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

      Cash totaled $0.6 million as of June 30, 2004 compared to $0.4 million as of December 31, 2003. Our cash balance is primarily derived from customer remittances, bank borrowings and acquired cash and is used for general working capital needs. We had $83,000 on deposit with a financial institution as collateral for a letter of credit and have classified this as restricted cash on the accompanying consolidated balance sheet.

      Cash used by operations during the six months ended June 30, 2004 was $1.3 million, an increase of $1.0 million from the six months ended June 30, 2003. This increase in cash used by operations is primarily due to a $0.5 million increase in accounts receivable, a $0.5 million increase in the deferred tax asset during the six month period and the net loss of $0.7 million, which was partially offset by an increase in accounts payable and accrued expenses of $0.6 million. The increase in accounts receivable is due to billings to new clients and increased business with several established clients. Non-cash expenses included depreciation, amortization, and the allowance for doubtful accounts.

      Cash used by investing activities was $1.8 million during the six months ended June 30, 2004. This was due to payments of $2.0 million made primarily as acquisition payments for DeLeeuw Associates, Inc. and for the purchases of equipment for the Company.

      Cash provided by financing activities was $3.3 million during the six months ended June 30, 2004. During the first six months of 2004, $4.0 million was raised from the issuance of line of credit notes, all outstanding amounts under our previous line of credit and notes payable agreements with Fleet Bank, totaling $2.3 million, were repaid and $2.0 million was borrowed from our new line of credit with North Fork Bank.

      On August 16, 2004, the Company replaced its $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company will have access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and maturing in three years. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0%
thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company stock or derivatives convertible into Company stock for a price less the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5.0 million to be used for acquisitions. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company stock or derivatives convertible into Company stock for a price less the fixed conversion price, then the fixed conversion price is reset to the lower price. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit will be used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase
12.0 million shares of the Company's common stock. The exercise price for the first 6.0 million shares acquired under the warrant is $0.29 per share, the exercise price for the next 3.0 million shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3.0 million shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $0.75 million in brokerage and transaction closing related costs. These costs will be deducted from the $5.0 million restricted cash balance being provided to the Company by Laurus.

      In May 2004, pursuant to the complete conversion of an unsecured convertible line of credit note issued in October 2003, the participating investor received 16,666,666 shares of our common stock, plus interest. Further in May 2004, we raised an additional $2.0 million pursuant to a new five-year unsecured promissory note with the same investor. In June 2004, we replaced the May 2004 note by issuing a five-year $2.0 million unsecured convertible line of credit note with the same investor. The note accrues at an annual interest rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to 75% of the average bid price for the prior ten trading days (prior to the date of conversion) of the common stock on the date of conversion. Under certain circumstances, the conversion price may be adjusted to a fixed conversion price of $0.105 per share. In addition, such investor received a warrant to purchase 4,166,666 shares of our common stock at an exercise price of $0.14 per share. This warrant expires in June 2009.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Revenue recognition

      Revenue from consulting and professional services is recognized at the time the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Revenues for large services projects are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract could reasonably be estimated. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

Accounts receivable

      The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable  and  adjusts  the  allowance  for  doubtful  accounts,  when  deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions.

Amortization

      The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired customer lists and contracts are amortized over an estimated useful life of five years. Acquired software is amortized on a straight-line basis over an estimated useful life of five years. Acquired customer contracts are amortized over an estimated useful life of six years.

Goodwill and intangible assets

      Goodwill represents the amounts paid in connection with a settlement agreement with the Elligent Consulting Group to re-acquire the ownership rights to the Company in 1998 and in connection with the acquisitions of Scosys, DeLeeuw and Evoke. Additionally, as part of the Scosys, DeLeeuw and Evoke acquisitions, the Company acquired intangible assets. FASB Statement 142 was adopted as of January 1, 2002 for all goodwill recognized in the Company's balance sheet as of December 31, 2001. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach, and introduced a new model for determining impairment charges.

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. There have been no events or circumstances that would indicate that there has been any impairment during the six months ended June 30, 2004.

Concentrations of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2004, five customers comprised approximately 46% of the Company's accounts receivable balance.

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

      On January 1, 2001, CSI elected to be an "S" Corporation, whereby the stockholders account for their share of CSI's earnings, losses, deductions and credits on their federal and various state income tax returns. CSI is subject to New York City and various state income taxes. On September 30, 2003, CSI's "S" Corporation status was revoked in connection with the conversion of convertible subordinated debt into shares of common stock.

      For informational purposes, the accompanying statements of operations include an unaudited pro-forma adjustment for income taxes which would have been recorded if CSI had not been an "S" Corporation.

ISSUES AND UNCERTAINTIES

      This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those referenced below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

      For further information, refer to the business description and risk factors sections included in our Form SB-2 filed with the SEC on May 6, 2004.

Item 3. Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

      On June 29, 2004, Viant Capital LLC commenced legal action against us in the United States District Court for the Southern District of New York. Through an agreement with Viant, Viant had the exclusive right to obtain private equity transactions on behalf of the company from February 18 to May 17, 2004. Viant alleges that it is owed a fee of approximately $450,000 relating to our loan from a private investor in May 2004. Management believes that this loan does not qualify as a private equity transaction and we intend to vigorously defend the company. As of August 20, 2004, there have been no material developments in the suit. The Company has estimated the probable loss related to this suit to be the agreed upon contract signing fee of $75,000 and has recorded a liability for this amount.

Item 2. Changes in Securities.

      On May 5, 2004, pursuant to the conversion of an unsecured convertible line of credit note, participating investors received 16,666,666 shares of our common stock and 4,166,666 warrants to purchase shares of our common stock at an exercise price of $0.14 per share. These warrants expire in May 2009. See Item 2 to Part I.

      On June 28, 2004, CSI, through its subsidiary Evoke Asset Purchase Corp., acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke, a privately-held California corporation. The acquisition was completed pursuant to an Asset Purchase Agreement between CSI, Evoke Asset Purchase Corp. and Evoke. In connection with the acquisition, CSI (i) issued 72,543,956 shares of its common stock to Evoke, 7,150,000 of which have been deposited into an escrow account for a period of one-year and may be reduced based upon claims for indemnification that may be made pursuant to the agreement; (ii) issued 5% of the outstanding shares of the Evoke Asset Purchase Corp. to Evoke; (iii) issued 3,919,093 shares of its common stock to certain executives of Evoke as a severance payment and to certain employees as retention shares; and (iv) agreed to pay $448,154 in deferred compensation to certain employees of Evoke. See Note 2 to Financial Statements.

Item 5. Other Information

      On August 16, 2004, the Company replaced its $3,000,000 line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company will have access to borrow up to $6,000,000 based upon eligible accounts receivable. This revolving line, effectuated through a $2,000,000 convertible minimum borrowing note and a $4,000,000 revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and maturing in three years. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2,000,000 convertible minimum borrowing note and the $4,000,000 revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company stock or derivatives convertible into Company stock for a price less the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5,000,000 to be used for acquisitions. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company stock or derivatives convertible into Company stock for a price less the fixed conversion price, then the fixed conversion price is reset to the lower price. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit will be used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12,000,000 shares of the Company's common stock. The exercise price for the first 6,000,000 shares acquired under the warrant is $0.29 per share, the exercise price for the next 3,000,000 shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3,000,000 shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $749,000 in brokerage and transaction closing related costs. These costs will be deducted from the $5,000,000 restricted cash balance being provided to the Company by Laurus.

Item 6. Exhibits and Reports on Form 8-K

(a) The following is a list of exhibits to this Form 10-QSB:

4.1 Security Agreement, dated August 16, 2004, among the Registrant, DeLeeuw Associates, LLC, CSI Sub Corp. (DE), Evoke Software Corporation and Laurus Master Fund, Ltd. ("Laurus")

4.2 Securities Purchase Agreement, dated August 16, 2004, among the Registrant and Laurus

4.3 Registration Rights Agreement, dated August 16, 2004, among the Registrant and Laurus

4.4   Secured Convertible Minimum Borrowing Note, dated August 16, 2004

4.5   Secured Revolving Note, dated August 16, 2004

4.6   Secured Convertible Term Note, dated August 16, 2004

4.7   Common Stock Purchase Warrant, dated August 16, 2004

4.8   Stock Pledge  Agreement,  dated August 16, 2004,  among the Registrant and
      Laurus

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

(b) Reports on Form 8-K:

Five reports on Form 8-K were filed during the reporting period, as follows:

Form 8-K/A filed by the Company on April 1, 2004, pertaining to Item Nos. 1 and 7 regarding a change in control and financial statements.

Form 8-K/A filed by the Company on May 18, 2004, pertaining to Item No. 7 regarding financial statements of business acquired.

Form 8-K filed by the Company on May 27, 2004, pertaining to Item Nos. 4 and 7 regarding a change in certifying accountant.

Form 8-K filed by the Company on May 28, 2004, pertaining to Item Nos. 7 and 9 regarding FD disclosure.

Form 8-K filed by the Company on June 29, 2004, pertaining to Item Nos. 4 and 7 regarding a change in certifying accountant.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CONVERSION SERVICES INTERNATIONAL, INC.


                          By: /s/ Scott Newman
                            -------------------------------------
                           Name:  Scott Newman
                           Title: President and Chief Executive Officer
                           (Principal Executive Officer and Duly Authorized
                            Officer)

                           August 23, 2004