Form 10QSB
period 2004-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2004-11-22
CIK 934306

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-QSB

                            -----------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-30420

                            -----------------------


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

                            -----------------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 19, 2004, 772,082,096 of common stock, par value $0.001, were outstanding.

            CONVERSION SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

PART I. -- FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                 ----
Item 1.  Financial Statements

   Consolidated Balance Sheet as of September 30, 2004 (unaudited).................................................3

   Consolidated Statements of Operations for the three and nine months ended
      September 30, 2004 and 2003 (unaudited)......................................................................4

   Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited).........5

   Notes to Consolidated Financial Statements (unaudited)..........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................18

Item 3.  Controls and Procedures..................................................................................28

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................28

Item 6.  Exhibits and Reports on Form 8-K.........................................................................28

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

ASSETS
CURRENT ASSETS
      Cash                                                                             $    882,986
      Restricted cash                                                                        83,375
      Accounts receivable, net of allowance for doubtful accounts of $150,755             4,216,357
      Accounts receivable from related parties; See note 8                                  900,942
      Prepaid expenses                                                                      188,513
      Costs in excess of billings                                                           139,565
      Deferred tax asset                                                                     63,938
                                                                                       ------------
          Total Current Assets                                                            6,475,676
                                                                                       ------------

PROPERTY AND EQUIPMENT, at cost, net; See note 2                                            697,399
                                                                                       ------------

OTHER ASSETS
      Restricted cash                                                                     4,251,000
      Due from stockholders, including accrued interest of $25,696                          207,719
      Goodwill                                                                            2,506,224
      Intangible assets, net of accumulated amortization of $461,063; See note 3          6,079,679
      Deferred financing costs, net of accumulated amortization of $30,881                  850,539
      Discount on debt issued, net of accumulated amortization of
         $270,434; See note 4                                                             7,305,741
      Equity investments                                                                    113,876
      Other assets                                                                            4,433
                                                                                       ------------
                                                                                         21,319,211
                                                                                       ------------

          Total Assets                                                                 $ 28,492,286
                                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Line of credit; See note 5                                                       $  3,200,000
      Current portion of long-term debt                                                     110,622
      Accounts payable and accrued expenses                                               3,947,987
      Short term note payable, See note 7                                                   454,545
      Deferred revenue                                                                    1,057,533
                                                                                       ------------
          TOTAL CURRENT LIABILITIES                                                       8,770,687

LONG-TERM DEBT, net of current portion, See note 6                                        4,714,026

DEFERRED TAXES                                                                               36,900
                                                                                       ------------

          Total Assets                                                                   13,521,613
                                                                                       ------------

MINORITY INTEREST; See note 13                                                              157,104
                                                                                       ------------

COMMITMENTS AND CONTINGENCIES                                                                    --

STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, 1,000,000,000 shares authorized;
          768,510,668 issued and outstanding                                                768,511
      Additional paid in capital                                                         18,501,875
      Foreign currency translation                                                            4,053
      Accumulated deficit                                                                (4,460,870)
                                                                                       ------------
          Total Stockholders' Equity                                                     14,813,569
                                                                                       ------------

          Total Liabilities and Stockholders' Equity                                   $ 28,492,286
                                                                                       ============

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                    ----------------------------------        ----------------------------------
                                                         2004                 2003                 2004                 2003
                                                    -------------        -------------        -------------        -------------
REVENUE                                             $   6,877,872        $   3,509,696        $  18,655,937        $  10,607,502

COST OF SERVICES                                        4,585,407            2,459,636           12,804,331            7,545,080
                                                    -------------        -------------        -------------        -------------

GROSS PROFIT                                            2,292,465            1,050,060            5,851,606            3,062,422
                                                    -------------        -------------        -------------        -------------

OPERATING EXPENSES

Selling and marketing                                   1,441,938              439,345            2,745,801            1,064,951
General and administrative                              1,698,088              645,570            4,860,995            1,826,501
Research and development                                  270,976                   --              270,976                   --
Depreciation and amortization                             417,648               51,899              516,119              147,127
                                                    -------------        -------------        -------------        -------------

                                                        3,828,650            1,136,814            8,393,891            3,038,579
                                                    -------------        -------------        -------------        -------------

LOSS FROM OPERATIONS                                   (1,536,185)             (86,754)          (2,542,285)              23,843
                                                    -------------        -------------        -------------        -------------

OTHER INCOME (EXPENSE)
   Equity in losses from investments                       (8,812)                  --              (24,900)                  --
   Other income                                               289                   --                7,295                   --
   Interest income                                          1,519                   --                3,392                   --
   Interest expense                                      (498,378)             (11,587)            (636,494)             (92,304)
                                                    -------------        -------------        -------------        -------------

                                                         (505,382)             (11,587)            (650,707)             (92,304)
                                                    -------------        -------------        -------------        -------------

LOSS BEFORE INCOME TAXES                               (2,041,567)             (98,341)          (3,192,992)             (68,461)

INCOME TAXES (BENEFIT)                                    323,608                   --             (136,271)                  --

MINORITY INTEREST                                         (42,296)                  --              (42,296)                  --
                                                    -------------        -------------        -------------        -------------

NET LOSS                                               (2,322,879)             (98,341)          (3,014,425)             (68,461)

UNSECURED CONVERTIBLE LINE OF CREDIT
  BENEFICIAL CONVERSION FEATURE                           547,619                   --            1,214,286                   --
                                                    -------------        -------------        -------------        -------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $  (2,870,498)       $     (98,341)       $  (4,228,711)       $     (68,461)
                                                    =============        =============        =============        =============

UNAUDITED PRO FORMA DATA (Note 1):
    Loss before income taxes (benefit)              $          --        $     (98,341)       $          --        $     (68,461)
    Income taxes (benefit)                                     --              (39,277)                  --              (27,325)
                                                    -------------        -------------        -------------        -------------
    Net loss                                        $          --        $     (59,064)       $          --        $     (41,136)
                                                    =============        =============        =============        =============
    Net loss per share                              $       (0.00)       $       (0.00)       $       (0.01)       $       (0.00)
                                                    =============        =============        =============        =============
Weighted average number of common shares used
  in the actual and  pro forma net loss
  per share calculations                              766,699,073          593,000,000          689,233,712          593,000,000


See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine months ended September 30,
                                                                                                   ------------------------------
                                                                                                       2004             2003
                                                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                       $(4,228,711)     $   (68,461)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                                   104,211           56,622
         Amortizaton of intangible assets, deferred financing costs and discount on debt issued         803,580           83,595
         Beneficial conversion feature associated with convertible debt instruments                   1,214,286
         Deferred tax asset                                                                            (136,238)              --
         Compensation expense for stock options and stock issued                                         94,625               --
         Allowance for doubtful accounts                                                                 75,748           54,000
         Write-off deferred loan costs                                                                   45,215               --
         Loss on disposal of equipment                                                                   35,496               --
         Loss on equity investments                                                                      24,900               --
         Minority interest in Evoke Software Corporation                                                (42,296)
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                             (1,059,936)        (381,137)
         Increase in accounts receivable from related parties                                          (507,984)
         (Increase) decrease in prepaid expenses                                                          3,824           (5,319)
         (Increase) in costs in excess of billings                                                     (139,565)              --
         Increase in due from stockholders                                                               (4,096)              --
         Decrease in other assets                                                                        14,721           57,313
         Increase (decrease) in accounts payable and accrued expenses                                   920,258          (91,906)
         Increase in deferred revenue                                                                  (196,509)              --
         Increase (decrease) in other current liabilities                                                 8,987           (2,086)
                                                                                                    -----------      -----------
             Net cash used in operating activities                                                   (2,969,484)        (297,379)
                                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                              (42,111)         (20,759)
     Investment in DeLeeuw Associates, net of cash acquired                                          (2,010,266)              --
     Investment in Evoke Software Corp., net of cash acquired                                           346,073               --
     Equity investment in Leading Edge Communications Corp.                                             (83,000)              --
                                                                                                    -----------      -----------
             Net cash used in investing activities                                                   (1,789,304)         (20,759)
                                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                                     (51,900)              --
     Net advances under line of credit                                                                1,410,890           89,862
     Issuance of convertible line of credit notes                                                     4,000,000        1,522,438
     Issuance of short-term note payable                                                              1,000,000
     Issuance of long-term note payable                                                               5,000,000
     Deferred loan costs in connection with line of credit                                             (911,954)         (95,436)
     Principal payments on long-term debt                                                              (729,028)        (295,785)
     Principal payments on capital lease obligations                                                    (92,987)              --
     Distributions to stockholders                                                                           --         (767,468)
     Restricted cash                                                                                 (4,334,375)              --
     Costs incurred in connection with LCS merger                                                       (95,678)              --
                                                                                                    -----------      -----------
         Net cash provided by financing activities                                                    5,194,968          453,611
                                                                                                    -----------      -----------

         Effect of exchange rate changes on cash and cash equivalents                                     4,312

NET INCREASE IN CASH                                                                                    440,492          135,473
CASH, beginning of period                                                                               442,494               --
                                                                                                    -----------      -----------

CASH, end of period                                                                                 $   882,986      $   135,473
                                                                                                    ===========      ===========

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
                                                                                        2004             2003
                                                                                     -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                          $   134,546      $    84,860
     Cash paid for income taxes                                                               --               --

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITIES:

     During 2004 and 2003, the Company entered into various capital lease arrangements for computer and trade show equipment in the amount of $338,000 and $12,300, respectively

     During June 2004, the Company acquired substantially all of the assets and liabilities of Evoke Software Corporation. The following assets and liabilities were obtained as a result of the acquisition

     Acquired cash                                                                   $   497,492      $        --
     Acquired accounts receivable                                                        579,839               --
     Acquired customer contracts                                                       1,962,000               --
     Acquired tradename                                                                  444,775               --
     Acquired computer software                                                        1,381,000               --
     Acquired prepaid expenses                                                            78,533
     Acquired other assets                                                                11,350               --
     Acquired furniture and equipment                                                    183,717               --
     Acquired deferred revenue                                                        (1,254,043)              --
     Acquired deferred compensation                                                     (443,174)
     Acquired liabilities                                                             (1,301,856)              --
     Minority interest                                                                  (199,400)

     On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The following assets and liabilities were obtained as a result of the acquisition

     Acquired accounts receivable                                                    $   975,513      $        --
     Acquired approved vendor status                                                   1,597,000               --
     Acquired tradename                                                                  722,000               --
     Acquired goodwill                                                                 1,403,875               --
     Acquired investment in limited liability company                                     55,776               --
     Acquired deferred tax liability                                                    (300,000)              --
     Acquired liabilities                                                               (285,651)              --

      On May 5, 2004, a $2,000,000 unsecured convertible line of credit note was converted into 16,666,666 shares of Company common stock. The conversion price was $0.12 per share, which represented 75% of the market price on the date of conversion. The $666,667 effect of this beneficial conversion feature is reflected in the Company's statement of operations for the June 2004 quarter. The conversion price on the October 2003 note was adjusted to a fixed conversion price of $0.105 per share on September 1, 2004, and 2,380,953 additional shares of common stock were issued to the participating investor. Since the conversion price was less than the market value of the common stock, the Company recorded a $547,619 discount on debt issued in September 2004 as a result of the realization of a contingency that reduced earnings available to common stockholders. The Company has reflected this beneficial conversion charge in the accompanying consolidated statements of operations.

      In June 2004, the Company signed an unsecured  convertible  line of credit note in exchange for $2,000,000. The note bears interest at 7% per annum, is convertible into shares of Company common stock, and expires on June 6, 2009. The conversion price is 75% of the average bid price for the ten trading days prior to the date of conversion. However, on September 1, 2004, the conversion price was reset to a fixed conversion price of $0.105 per share. As a result of the discount on debt issued, the Company recorded a charge of $1,500,000 in September 2004, which will be amortized to interest expense over the five year life of the debt agreement.

      On August 16, 2004, the Company executed a revolving line of credit agreement and a secured convertible term note with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company will have access to a $6,000,000 revolving line of credit and an additional $5,000,000 cash to be used for acquisitions. These notes provide beneficial conversion features to Laurus and, as a result, the Company has recorded a $5,621,600 discount on debt in the third quarter of 2004 which will be amortized to interest expense over the three year life of the debt instrument. Additionally, warrants to purchase up to 12,000,000 shares of Company common stock were issued as part of the above transaction. A relative fair value of $2,041,200 was also ascribed to the warrants. This relative fair value will also be amortized to interest expense over the life of the debt instrument. See footnote 5 - Line of Credit for further discussion surrounding this transaction.

      On September 22, 2004, the Company issued subordinated secured convertible promissory notes in the amount of $1,000,000. These notes bear interest at 8% per annum and expire September 22, 2005. These notes are convertible into shares of Company common stock and include beneficial conversion priviliges. As a result, the Company has recorded a discount on debt relating to this transaction in the amount of $454,500 in the third quarter of 2004 which will be amortized to interest expense over the one year life of the debt instrument. A relative fair value of $545,500 was ascribed to the warrants to purchase up to 6,000,000 shares of Company common stock which were issued as part of this transaction. The relative fair value will be amortized to interest expense over the one year life of the debt instrument.

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS

      Conversion Services International, Inc. (the "Company") was incorporated in the State of Delaware and has been conducting business since 1990. The Company is principally engaged in the information technology services industry in the following areas: data warehousing, business intelligence, management consulting and professional services, on credit, to its customers principally located in the northeastern United States. On November 1, 2002, the Company acquired the operations of Scosys, Inc. ("Scosys"). Scosys is engaged in the information technology services industry. On January 30, 2004, the Company became a public company through its merger with a wholly owned subsidiary of LCS Group, Inc. Although LCS Group, Inc. (now known as Conversion Services International, Inc.) was the legal survivor in the merger and remains the Registrant with the Securities and Exchange Commission, the merger was accounted for as a reverse acquisition, whereby the Company was considered the "acquirer" of LCS Group, Inc. for financial reporting purposes, as the Company's stockholders control more than 50% of the post transaction combined company. Among other matters, reverse merger accounting requires LCS Group, Inc. to present in all financial statements and other public filings, prior historical and other information of the Company, and a retroactive restatement of the Company's historical stockholders' equity. The retroactive restatement took place subsequent to the merger on January 30, 2004. On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. ("DeLeeuw"). DeLeeuw is a management consulting firm specializing in integration, reengineering and project management. On May 1, 2004, the Company acquired a 49% interest in Leading Edge Communications Corporation ("LEC"), a provider of enterprise software and services solutions for technology infrastructure management. On June 28, 2004, the Company acquired substantially all the assets of Evoke Software Corporation ("Evoke"), a provider of data discovery, profiling and quality management software. Doorways, Inc. is a wholly owned subsidiary of the Company that is currently dormant.

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

      Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Conversion Services International, Inc. Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission (the "SEC") on September 30, 2004.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Doorways, Inc., DeLeeuw, and Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp.). All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method.

      REVENUE RECOGNITION

PROFESSIONAL SERVICES

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

Revenues for large services projects are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract could reasonably be estimated. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. The relationship of costs incurred to date compared to estimated total costs at completion is used to determine the percentage of completion on the project. This percentage is applied to the total revenue to be earned on the project and that portion of revenue is recognized in the current period. Additionally, billings in excess of revenue recognized on projects being accounted for using the percentage-of-completion method are recorded as deferred revenues. The percentage-of-completion method is not applicable for the Company's software sales.

SOFTWARE

Revenue from software licensing and maintenance and support are also recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Evoke software is delivered by the Company either directly to the customer or to a distributor on an order by order basis. The software is not sold with any right of return privileges and, as a result, a returns reserve is not applicable. License fee revenue is recognized by the Company in the period in which delivery occurs. Maintenance and support revenue is recorded in revenue on a pro rata basis over the term of the maintenance and support agreement. Deferred revenue is recorded when customers are invoiced for software maintenance and support. The revenue is recognized over the term of the maintenance and support agreement.

The Company licenses software and provides a maintenance and support agreement to customers. These items are invoiced as separate items and vendor-specific objective evidence is determined for the maintenance and support, generally by identifying in the contract the cost of the maintenance and support to the customer in subsequent renewal periods.

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

      AMORTIZATION

      The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years.

      GOODWILL AND INTANGIBLE ASSETS

      Goodwill represents the amounts paid in connection with a settlement agreement with the Elligent Consulting Group to re-acquire the ownership rights to the Company in 1998 and in connection with the acquisitions of Scosys, DeLeeuw and Evoke. Additionally, as part of the Scosys, DeLeeuw and Evoke acquisitions, the Company acquired identifiable intangible assets. FASB Statement 142 was adopted as of January 1, 2002 for all goodwill recognized in the Company's balance sheet as of December 31, 2001. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach, and introduced a new model for determining impairment charges.

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. There have been no events or circumstances that would indicate that there has been any impairment during the nine months ended September 30, 2004.

      DEFERRED FINANCING COSTS

      The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments, which currently range from one to three years.

      DISCOUNT ON DEBT

      The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instrument and the detachable warrants and has recorded the discount on the debt instrument due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to interest expense over the life of the related debt instruments, which currently range from one to five years.

      CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2004, one customer, LEC, a related party company, comprised approximately 17.6% of the Company's accounts receivable balance.

      ADVERTISING

      The Company expenses advertising costs as incurred. Advertising costs amounted to $44,600 and $132,300, and $400 and $2,700, for the three and nine month periods ended September 30, 2004 and 2003, respectively.

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

      On January 1, 2001, the Company elected to be an "S" Corporation, whereby the stockholders account for their share of the Company's earnings, losses, deductions and credits on their federal and various state income tax returns. The Company is subject to New York City and various state income taxes. On September 30, 2003, the Company's "S" Corporation status was revoked in connection with the conversion of convertible subordinated debt into shares of common stock.

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $1,439,000 in the third quarter of 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset may not be realizable.

      For informational purposes, the accompanying statements of operations include an unaudited pro forma adjustment for income taxes which would have been recorded if the Company had not been an "S" Corporation. During the first nine months of 2004, the Company's effective tax rate was estimated to be approximately 40%. This rate is based upon the statutory federal income tax rate of 34% plus a blended rate for the various states in which the Company incurs income tax liabilities, net of the federal income tax benefit for state taxes paid, of 6%. Since the Company was an "S" corporation for the full year of 2003, the pro forma rate is based on the Company's estimated income tax rate for 2004 and is not based upon the prior year's effective tax rate.

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

      The Company acquired 49% of all issued and outstanding shares of common stock of LEC as of May 1, 2004. The acquisition was completed through a Stock Purchase Agreement between the Company and Mary Ferrara, the sole stockholder of LEC. In connection with the acquisition, the Company (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee. The Company accounts for its share of the income (losses) of this investment under the equity method.

      FOREIGN CURRENCY TRANSLATION

      Local currencies are the functional currencies for Evoke's foreign operations. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rates during the period. Translation gains and losses not reflected in earnings are reported as a component of stockholders' equity.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                   September 30,
                                                                       2004
                                                                    -----------

Computer equipment                                                  $   932,320
Furniture and fixtures                                                  260,577
Automobiles                                                              72,833
Leasehold improvements                                                  216,307
                                                                    -----------
                                                                      1,482,037

Accumulated depreciation                                               (784,638)
                                                                    -----------

                                                                    $   697,399
                                                                    ===========

NOTE 3 - INTANGIBLE ASSETS

Intangibles acquired have been assigned as follows:

                                                                   September 30,
                                                                       2004
                                                                    -----------

Customer contracts                                                  $ 2,376,000
Approved vendor status                                                1,597,000
Computer software                                                     1,381,000
Tradename                                                             1,166,742
Proprietary rights and rights to the name of Scosys Inc.                 20,000
                                                                    -----------
                                                                      6,540,742

Accumulated amortization                                               (461,063)
                                                                    -----------

                                                                    $ 6,079,679
                                                                    ===========

NOTE 4 - DISCOUNT ON DEBT

      The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instrument and the detachable warrants and has recorded the discount on the debt instrument due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to interest expense over the life of the related debt instruments, which currently range from one to five years. The following illustrates the components of the discount on debt:

                                   September 30, 2004       Amortization period
                                   ---------------------------------------------

Laurus Master Fund                 $   5,621,630                  3 years
Sands Brothers                           454,545                  1 year
Taurus Advisory Group                  1,500,000                  5 years
                                   -------------
                                       7,576,175

Accumulated amortization                (270,434)
                                   -------------
                                   $   7,305,741
                                   =============

NOTE 5 - LINE OF CREDIT

      On March 30, 2004, the Company executed a $3,000,000 revolving line of credit with North Fork Bank (formerly known as TrustCompany Bank) secured by substantially all of the corporate assets. The terms of this note provided for interest accruing on advances at seven eighths of one percent (7/8%) over the institution's prime rate.

      On August 16, 2004, the Company replaced its $3,000,000 line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6,000,000 based upon eligible accounts receivable. This revolving line, effectuated through a $2,000,000 convertible minimum borrowing note and a $4,000,000 revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and maturing in three years. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2,000,000 convertible minimum borrowing note and the $4,000,000 revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5,000,000 to be used for acquisitions. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit was used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12,000,000 shares of the Company's common stock. The exercise price for the first 6,000,000 shares acquired under the warrant is $0.29 per share, the exercise price for the next 3,000,000 shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3,000,000 shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $749,000 in brokerage and transaction closing related costs. These costs were deducted from the $5,000,000 restricted cash balance provided to the Company by Laurus. As of September 30, 2004, $3,200,000 was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 5.75% during September 2004. As a result of the beneficial conversion feature associated with the aforementioned notes payable, a discount on debt issued was recorded by the Company in the amount of $5,621,630 in the September 2004 quarter which will be amortized to interest expense over the three year life of the debt agreement.

NOTE 6 - LONG TERM DEBT

Long term debt consisted of the following:

                                                                                             September 30,
                                                                                                 2004
                                                                                             -------------

Secured  convertible term note with a maturity date of August 16, 2007 unless  converted into common stock at the note holder's  option.  The initial  conversion  price is $0.14 per share.  Interest  accrues at a rate of  prime  plus one  percent.  See  note 5 - Line of  credit  for
further description of this transaction.                                                     $  5,000,000

Convertible  line of credit note with a maturity  date of June 6, 2009 unless converted into common stock at the Company or the note holder's option.  Interest  accrues at 7% per annum.  The  original  conversion price to shares of common stock is equal to 75% of the average trading price for the prior ten trading days. In September 2004, the price was reset to $0.105 per share. A warrant to purchase  4,166,666  shares of
Company  common  stock  was also  issued.  The  exercise  price of the warrant is $0.14 per share and the warrant expires on June 6, 2009. An allocation  of the  relative  fair value of the  warrant  and the debt instrument was  performed.  The relative fair value of the warrant was determined to be $500,000 and is being  amortized to interest  expense over the life of the note. A discount on debt issued of $1,500,000 was
recorded in September 2004 based on the reset conversion terms.                                  2,000,000

Notes  payable  under  capital  lease  obligations  payable to various finance  companies  for  equipment  at varying  rates of interest  and
maturity dates through 2007.                                                                       239,142
                                                                                             -------------
                                                                                                 7,239,142

Relative fair values  ascribed to warrants  associated  with the above debt agreements.  This amount is being accreted to the debt instrument over the term of the related debt  agreements,  which range from three
to five years.                                                                                  (2,414,494)
                                                                                             -------------
Subtotal                                                                                         4,824,648

Less: Current portion of long term debt,  including  obligations under
capital leases of $110,622.                                                                       (110,622)
                                                                                             -------------

                                                                                             $   4,714,026
                                                                                             =============

Future annual payments of long term debt is as follows:

       YEARS ENDING SEPTEMBER 30,
       --------------------------
                  2005                                                                       $     110,622
                  2006                                                                             103,875
                  2007                                                                           5,024,645
                  2008                                                                                  --
                  2009                                                                           2,000,000
                                                                                             -------------

                                                                                             $   7,239,142
                                                                                             =============

      In May 2004, the conversion option in the unsecured convertible line of credit note dated October 29, 2003 was exercised by the holder. As a result of the exercise, 16,666,666 shares of the Company's common stock were issued at an exercise price per share of $0.12, which price represents 75% of the fair market value of the stock on the date of conversion. Since the conversion price was less than the market value of the common stock, the Company recorded a $666,667 beneficial conversion charge that reduced earnings available to common stockholders in the March 2004 quarter. The conversion price on the October 2003 note was adjusted to a fixed conversion price of $0.105 per share on September 1, 2004, and 2,380,953 additional shares of common stock were issued to the participating investor. Since the conversion price was less than the market value of the common stock, the Company recorded a $547,619 beneficial conversion charge in September 2004 that reduced earnings available to common stockholders. The Company has reflected this beneficial conversion charge in the accompanying consolidated statements of operations.

NOTE 7 - SHORT TERM NOTES PAYABLE

      In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, "Sands") three subordinated secured convertible promissory notes equaling $1,000,000 (the "Notes"), each with an annual interest rate of 8% expiring September 22, 2005. The Notes are secured by substantially all corporate assets, but subordinate to Laurus. The Notes are convertible into shares of the Company's common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a "Qualified Financing"). The conversion price of the shares of the Company's common stock issuable upon conversion of the Notes shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to convert the Notes at a fixed conversion price of $0.14 per share. In the event that the Company issues stock or derivatives convertible into the Company's common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. The Company also issued Sands three common stock purchase warrants (the "Warrants") providing Sands with the right to purchase 6,000,000 shares of the Company's common stock. The exercise price of the shares of the Company's common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $0.14 per share. The latest that the Warrants may expire is September 8, 2008. Finally, the Company engaged Sands Brothers International Limited as its non-exclusive financial advisor at $6,000 per month for a period of one year.

      The fair value of the 6,000,000 warrants was determined to be $545,000 using the Black-Scholes option pricing model. The assumptions used in the fair market calculation were as follows: stock price of $0.22, exercise price of $0.14, term of four years, volatility (annual) of 150.23%, annual rate of quarterly dividends of 0%, and risk free rate of 1.33%.The Company will amortize this relative fair value of the warrants to interest expense over the one-year life of the debt agreement. The note also includes a beneficial conversion feature and a discount on debt of $454,500 was recorded in September 2004 and will also be amortized over the one-year life of the debt agreement.

NOTE 8 - RELATED PARTY TRANSACTIONS

      In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC.

      The Company acquired 49% of all issued and outstanding shares of common stock of LEC as of May 1, 2004. The acquisition was completed through a Stock Purchase Agreement between the Company and Mary Ferrara, the sole stockholder of LEC. In connection with the acquisition, the Company (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee.

      For the three and nine months ended September 30, 2004, the Company invoiced LEC $941,000 and $1,727,200, respectively, for the services of consultants subcontracted to LEC by the Company. As of September 30, 2004, the Company had accounts receivable due from LEC of approximately $901,000.

      As of September 30, 2004, Scott Newman, Chief Executive Officer, and Glenn Peipert, Chief Operating Officer, owed the Company an aggregate of approximately $208,000, including accrued interest. These loans bear interest at 3% per annum and are due and payable by December 31, 2005. These loans were repaid in full as of November 16, 2004.

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

      The  Company   has  entered   into   various   capital   leases  that  are
collateralized by computer equipment and a trade show booth with an original cost of approximately $338,000.

      The following schedule lists future minimum lease payments under the capital leases with their present value as of September 30, 2004:

            YEARS ENDING SEPTEMBER 30,
            --------------------------
                       2005                             $ 154,878
                       2006                               120,441
                       2007                                26,394
                                                      -----------
                                                          301,713

        Less: Amount representing interest                (62,571)
                                                      -----------

                                                       $  239,142
                                                       ==========

NOTE 10 - STOCK OPTIONS

      The 2003 Incentive Plan authorizes the issuance of up to 100,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. On March 29, 2004 and April 12, 2004, the Company granted a total of 19,950,000 options to purchase its common stock at an exercise price of $0.165 per share. The options granted are a combination of both incentive and nonqualified options, vest over a three year period from the date of grant, and expire ten years from the date of grant. Between May and June 2004, the Company granted 11,905,000 options to purchase its common stock at an exercise price of $0.20 per share. The options granted are all incentive options, vest over a three year period from the date of grant, and expire ten years from the date of grant. Between July and September 2004, the Company granted 1,755,000 options to purchase its common stock at an exercise price of $0.23 per share. The options granted are all incentive options, vest over a three year period from the date of grant, and expire ten years from the date of grant.

      The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options. Under APB 25, because the exercise of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's consolidated statements of operations. The Company is required under Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation", which established a fair value based method of accounting for stock compensation plans with employees and others to disclose pro forma financial information regarding option grants made to its employees.

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

      The following pro forma net income and earnings per share (EPS) reflects the difference between stock compensation costs charged to operations under the APB 25 intrinsic value method and pro forma stock compensation cost that would have been recorded if the SFAS 123 fair value method had been applied. The Black-Scholes option pricing model used in this valuation was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. The Company's stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.

                                                               Nine months ended
                                                               September 30, 2004
                                                               ------------------
Reported net loss                                                $  (4,228,711)
Pro forma stock compensation, net of tax                              (156,285)
                                                                 -------------
Pro forma net loss                                               $  (4,384,996)
                                                                 =============

Basic EPS:

       As reported                                               $       (0.01)
       Pro forma                                                 $       (0.01)
Diluted EPS:

       As reported                                               $       (0.01)
       Pro forma                                                 $       (0.01)

Weighted average fair value per option share granted             $        0.13
Weighted average assumptions used to value options granted:
       Risk free interest rate                                            1.33%
       Expected volatility                                          138% - 151%
       Expected life (years)                                              3.00

NOTE 11 - EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      The components of basic and diluted earnings per share are as follows:

                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                           --------------------------------    -------------------------------
                                                                2004             2003              2004               2003
                                                            ------------      -----------      ------------      -------------
Net loss available for common stockholders (A)              $ (2,870,498)     $   (98,341)     $ (4,228,711)     $     (68,461)
Weighted average outstanding shares of common stock (B)      766,699,073      593,000,000       689,233,712        593,000,000
Common stock and common stock equivalents (C)                766,699,073      593,000,000       689,233,712        593,000,000

Loss per share:
    Basic (A/B)                                             $      (0.00)     $     (0.00)     $      (0.01)     $       (0.00)
                                                            ============      ===========      ============      =============
    Diluted (A/C)                                           $      (0.00)     $     (0.00)     $      (0.01)     $       (0.00)
                                                            ============      ===========      ============      =============

      For the three and nine months ended September 30, 2004, 34,060,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. There were no stock options outstanding during 2003. Additionally, the effect of 22,166,666 warrants which were issued on June 7, 2004, August 16, 2004 and September 22, 2004 were excluded from the calculation of diluted earnings per share for both the three and nine months ended September 30, 2004 because the effect was antidilutive.

NOTE 12 - INCOME TAXES

      The Company's provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $1,439,000 in the third quarter of 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset may not be realized.

      During the first nine months of 2004, the Company's effective tax rate was estimated to be approximately 40%. This rate is based upon the statutory federal income tax rate of 34% plus a blended rate for the various states in which the Company incurs income tax liabilities, net of the federal income tax benefit for state taxes paid, of 6%. Since the Company was an "S" corporation for the full year of 2003, the pro forma rate is based on the Company's estimated income tax rate for 2004 and is not based upon the prior year's effective tax rate.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

      On June 29, 2004, Viant Capital LLC commenced legal action against the Company in the United States District Court for the Southern District of New York. Through an agreement with Viant, Viant had the exclusive right to obtain private equity transactions on behalf of the Company from February 18 to May 17, 2004. Viant alleges that it is owed a fee of approximately $450,000 relating to the Company's loan from a private investor in May 2004. Management believes that this loan does not qualify as a private equity transaction and it intends to vigorously defend the Company. As of November 19, 2004, there have been no material developments in the suit. The Company has estimated the probable loss related to this suit to be the agreed upon contract signing fee of $75,000 and has recorded a liability for this amount.

      In July 2004, the Company's lease agreement for its corporate headquarters facility in East Hanover, New Jersey was amended. The lease term was extended to December 31, 2010 from December 31, 2005, and an additional 3,500 square feet of space was obtained.

NOTE 14 - SEGMENT INFORMATION

      The Company has two reportable segments: professional services and computer software. The professional services segment includes the Company's information technology services offerings in the following areas: data warehousing, business intelligence, management consulting and professional services to its customers principally located in the northeastern United States. The Company's acquisitions of Scosys, Inc., DeLeeuw Associates, Inc. and the results reported from its equity investment in Leading Edge Communications
Corporation have all been included in the professional services business segment. The Company maintains offices for its professional services business in East Hanover, New Jersey and Charlotte, North Carolina.

      The computer software segment resulted from the Company's acquisition of substantially all the assets of Evoke Software Corporation ("Evoke") on June 28, 2004. Evoke is a provider of data discovery, profiling and quality management software. Evoke's headquarters are in East Hanover, New Jersey and it maintains development offices in Austin, Texas and Denver, Colorado. Additionally, Evoke has sales offices in England and Germany.

      The Company considers all revenues and expenses to be of an operating nature and, accordingly, allocates them to industry segments regardless of the profit center in which recorded. Corporate office expenses are allocated to certain segments based on resources allocated. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      The Company considers reportable segments as business units that offer different products and are managed separately.

                                                           As of and for the nine months ended September 30,
                                       -------------------------------------------------------------------------------------------
                                                           2004                                           2003
                                       --------------------------------------------    -------------------------------------------
                                       Professional                                    Professional
                                         services        Software      Consolidated      services       Software      Consolidated
                                       ------------    ------------    ------------    ------------    ------------   ------------
Net revenues from external customers   $ 17,876,860    $    779,077    $ 18,655,937    $ 10,607,502    $         --   $ 10,607,502
Segment net loss                         (3,014,372)     (1,214,339)     (4,228,711)        (68,461)             --        (68,461)
Interest income                               3,360              32           3,392              --              --             --
Interest expense                            168,795         467,699         636,494          92,304              --         92,304
Depreciation and amortization               211,399         304,720         516,119         147,127              --        147,127

Total segment assets                     24,180,363       4,311,923      28,492,286       4,314,344              --      4,314,344

NOTE 15 - SUBSEQUENT EVENTS

      On November 8, 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") with a private investor, CMKX-treme, Inc. Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 12,500,000 shares of common stock for a purchase price of $1,750,000. Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 3,571,428 shares of common stock for $500,000, and it is required to purchase the remaining 8,928,572 shares of Common Stock for $1,250,000 by December 31, 2004.

      On November 16, 2004, Scott Newman, President and Chief Executive Officer of the Company, paid to the Company $188,520, the outstanding balance of Mr. Newman's stockholder loan, and Glenn Peipert, Executive Vice President and Chief Executive Officer of the Company, paid to the Company $19,806, the outstanding balance of Mr. Peipert's stockholder loan.

      Additionally, as of November 17, 2004, Mr. Newman has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through March 31, 2005, to the extent necessary, up to a maximum amount of $500,000. The Company believes that its reliance on such commitment is reasonable and that Mr. Newman has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Newman's written commitment provides the Company with the legal right to request and receive such advances. Any loan by Mr. Newman to the Company would bear interest at 3% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Management's   Discussion  and  Analysis  contains   statements  that  are
forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Issues and Uncertainties" and elsewhere in this report. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company's expectations.

      Conversion Services International, Inc. provides professional services to the Global 2000 as well as mid-market clientele relating to strategic consulting, data warehousing, business intelligence and data management consulting, and, as a result of its acquisition of Evoke Software Corporation, the sale of software which is used to survey and quantify the quality of data. This software is a tool that is used to identify problems with company data prior to being transferred into a data warehouse. The Company's clients are primarily in the financial services, pharmaceutical and telecommunications industries, although it has clients in other industries as well. The Company's clients are primarily located in the northeastern United States. The Company enables organizations to leverage their corporate information assets by providing strategy, process and methodology, best practices data warehousing, business intelligence, enterprise reporting and analytic solutions. The Company's business and technology offerings help clients improve performance and maximize returns on technology investments.

      The Company began operations in 1990. Its services were originally focused on e-business solutions and data warehousing. In the late 1990s, the Company strategically repositioned itself to capitalize on its data warehousing expertise in the fast growing business intelligence/data warehousing space. The Company became a public company via its merger with a wholly owned subsidiary of LCS Group, Inc., effective January 30, 2004.

      The Company's core strategy includes capitalizing on the already established in-house business intelligence/data warehousing ("BI/DW") technical expertise and its seasoned sales force. This is expected to result in organic growth through the addition of new customers. In addition, this foundation will be leveraged as the Company pursues targeted strategic acquisitions.

      The Company derives a substantial portion of its revenue from professional services engagements. Its revenue depends on the Company's ability to generate new business, in addition to preserving present client activities. The general domestic economic conditions in the industries the Company serves, the pace of technological change, and the business requirements and practices of its clients and potential clients directly affect this. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting the Company provides. The Company's revenue is also impacted by the prices it obtains for its services and by the size and chargeability, or utilization rate, of its professional workforce. During periods of economic decline and reduced client spending, competition for new engagements increases, and it becomes more difficult to maintain its billing rates and sustain appropriate utilization rates. If the Company is unable to maintain its billing rates or sustain appropriate utilization rates for its professionals, its overall profitability may decline. The Company is beginning to see improvements in economic conditions, which have recently led to increased spending on consulting services in certain verticals, particularly in financial services.

      Although the Company is beginning to experience the benefits of some positive economic indicators, it continues to experience pricing pressures as competition for new engagements remains strong and as movements toward the use of lower-cost service delivery personnel continue to grow within its industry. Despite strong pricing pressures, the Company has improved its consolidated billing rates in 2004 when compared to the prior year. The Company's growing national presence and experienced, highly skilled workforce have enabled it to successfully differentiate its value and capabilities from those of its competitors, in effect, lessening the impact of current market pricing pressures. Billing rates for the Company's operations improved 8.3% for the three months ended September 30, 2004 when compared to the three months ended June 30, 2004.

      As the Company continues to see increases in client spending and improvements in economic conditions, the Company will continue to focus on a variety of growth initiatives in order to improve its market share and increase revenue. Moreover, as the Company achieves top line growth and gain market share, the Company will concentrate its efforts on improving margins and driving earnings to the bottom line. The Company intends to improve margins by limiting its use of outside consultants, complementing its service offerings with higher level management consulting opportunities, continuously evaluating the size of its workforce in order to balance the Company's skill base with the market demand for services.

      In addition to the conditions described above for growing the Company's current business, the Company will continue to grow through acquisition. One of the Company's objectives is to make acquisitions of companies in the BI/DW industry that will accelerate the Company's business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company's offerings in a larger geographic area. The industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States. These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players, and the Company believes that the BI/DW industry as a whole is ready for consolidation. The Company will continue to aggressively pursue these firms, adding new geographies, areas of expertise and verticals to its current business. These acquisitions will likely be consummated with a combination of cash and stock. Although the Company has approximately $4.2 million to fund acquisitions via its financing transaction with Laurus Master Fund, Ltd., some of these acquisitions may hinge upon future financings.

      Revenue from consulting and professional services is recognized at the time the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services. Revenues for large services projects are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract could reasonably be estimated. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. The percentage-of-completion method is not applicable for the Company's software sales. The relationship of costs incurred to date compared to estimated total costs at completion is used to determine the percentage of completion on the project. This percentage is applied to the total revenue to be earned on the project and that portion of revenue is recognized in the current period.

      Revenue from software licensing and maintenance and support are also recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Evoke software is delivered directly by the Company either directly to the customer or to a distributor on an order by order basis. The software is not sold with any right of return privileges and, as a result, a FAS 48 returns reserve is not applicable. License fee revenue is recognized by the Company in the period in which delivery occurs. Maintenance and support revenue is recorded in revenue on a pro rata basis over the term of the maintenance and support agreement. Deferred revenue is recorded when customers are invoiced for software maintenance and support. The revenue is recognized over the term of the maintenance and support agreement. Additionally, billings in excess of revenue recognized on projects being accounted for using the percentage-of-completion method are recorded as deferred revenues. The Company licenses software and provides a maintenance and support agreement to customers. These items are invoiced as separate items and vendor-specific objective evidence is determined for the maintenance and support, generally by identifying in the contract the cost of the maintenance and support to the customer in subsequent renewal periods.

      During the nine month period ended September 30, 2004, two of the Company's clients, Leading Edge Communications Corporation (17.9%), Bank of America (13.4%), accounted for approximately 31% of total revenues. During the nine month period ended September 30, 2003, one client, Verizon Wireless, accounted collectively for approximately 30% of total revenues.

      The Company's most significant costs are personnel expenses, which consist
of  consultant  fees,  benefits  and  payroll-related   expenses,   and  outside
consultants.

RESULTS OF OPERATIONS

REVENUE

                                                Percentage of Revenues for the         Percentage of Revenues for the
             Category of Services               nine months ended September 30,       three months ended September 30,
                                                 2004                    2003            2004                    2003
                                                 ----                    ----            ----                    ----
             Strategic Consulting                34.7%                   11.1%           45.6%                   10.0%
             Business Intelligence               17.0%                   25.2%           12.7%                   36.3%
             Data Warehousing                    16.3%                   11.1%           16.6%                    9.4%
             Data Management                     32.0%                   52.6%           25.2%                   44.3%

      The Company's revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the three and nine months ended September 30, 2004 were $6.9 million and $18.7 million, respectively, an increase of 96.0% and 75.9% over the three and nine months ended September 30, 2003, respectively. $0.8 million, or 11.3% of revenues, and $1.7 million, or 25.2% of revenues, represents an increase for the third quarter of 2004 related to revenues from the Evoke and DeLeeuw acquisitions, respectively, which were completed during 2004. Additionally, $0.9 million of the increase in the third quarter of 2004 relates to project design and infrastructure projects obtained in the fourth quarter of 2003 that are still ongoing or have developed into new projects, and the acquisition of several new clients during 2004. For the nine months ended September 30, 2004, $0.8 million, or 4.2% of revenues, and $3.4 million, or 18.0% of revenues, is attributable to the Evoke and DeLeeuw acquisitions which were completed in 2004. $3.9 million of the increase for the three months ended September 30, 2004 relates to project design and infrastructure projects obtained in the fourth quarter of 2003 that are still ongoing or have developed into new projects, and the acquisition of several new clients during 2004. The project design and infrastructure projects are based upon time and materials and are billed and recognized at the time that the services are performed as these are not related to fixed price projects.

      There has been an increase in hourly rates charged for services. The average rate for the three months ended September 30, 2004 increased by 8.3% over the three month ended June 30, 2004. This is substantially attributable to the acquisition of DeLeeuw, whose billing rates are higher than the Company's traditional billing rates. DeLeeuw's focus is more highly concentrated on management consulting, which is generally associated with higher billing rates. Revenues for the three months ended September 30, 2004 increased 5.6% over the three months ended June 30, 2004. If the average rates had not increased, revenues would have decreased by 2.4% for the same period.

COST OF SERVICES

      Cost of services primarily includes payroll and benefits costs for the Company's consultants. Cost of services was $4.6 million, or 66.7% of revenue, and $12.8 million, or 68.6% of revenue, for the three and nine months ended September 30, 2004, respectively, compared to $2.5 million, or 70.1% of revenue, and $7.5 million, or 71.1% of revenue, for the three and nine months ended September 30, 2003, respectively. $0.1 million and $1.1 million of the increase in cost of services during the three months ended September 30, 2004 is attributed to costs related to operating Evoke and DeLeeuw, which were both acquired during 2004. $0.9 million of the increase in the cost for the three months ended September 30, 2004 resulted from costs related to consultants on project design and infrastructure projects. Cost of services increased for the nine months ended September 30, 2004 due to $2.3 million of cost to operate the DeLeeuw and Evoke companies which were both acquired in 2004, and $3.0 million of cost associated with producing the increased revenues and a shift in the consulting force to higher paid consultants. This is directly correlated to the increase in billing rates discussed above in the analysis of revenue.

      Cost of Services for DeLeeuw Associates for the period of March 1, 2004 through September 30, 2004 were $2.2 million. Cost of services for the Company (excluding DeLeeuw and Evoke) for the nine months ended September 30, 2004 were $10.4 million, an increase of 37.9% over the nine months ended September 30, 2003.

GROSS PROFIT

      Gross profit was $2.3 million, or 33.3% of revenue, and $5.9 million, or 31.4% of revenue for the three and nine months ended September 30, 2004, respectively, compared to $1.1 million, or 29.9% of revenue, and $3.1 million, or 28.8% of revenue, for the three and nine months ended September 30, 2003, respectively. The DeLeeuw acquisition contributed gross profit of $0.6 million, or 9.4% of revenues and $1.2 million, or 6.2% of revenues for the three and nine months ended September 30, 2004 and the Evoke acquisition contributed gross profit of $0.7 million, or 9.9% of revenues, and $0.7 million, or 3.6% of revenues, for the three and nine months ended September 30, 2004. Gross profit attributed to ongoing CSI operations was $1.0 million, or 42.1% of total gross profit, and $4.0 million, or 68.5% of total gross profit, for the three and nine months ended September 30, 2004, respectively.

      As a percentage of total gross profit for the three months ended September 30, 2004, DeLeeuw contributed 28.2%, Evoke contributed 29.7%, and the ongoing CSI operations contributed 42.1%. For the nine months ended September 30, 2004, DeLeeuw contributed 19.8% of total gross profit, Evoke contributed 11.7% of total gross profit, and the ongoing operations of the Company contributed the remaining 68.5% of total gross profit.

      The gross profit percentage for the three months ended September 30, 2004, was 37.3%, 87.3% and 25.1% for DeLeeuw, Evoke, and ongoing operations of the Company. The gross profit percentage for the nine months ended September 30, 2004, was 34.5%, 87.3% and 27.6% for DeLeeuw, Evoke, and ongoing operations of the Company.

SELLING AND MARKETING

      Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $1.4 million, or 21.0% of revenue, and $2.7 million, or 14.7% of revenue, for the three and nine months ended September 30, 2004, respectively, compared to $0.4 million, or 12.5% of revenue, and $1.1 million, or 10.0% of revenue, for the three and nine months ended September 30, 2003, respectively. $0.5 million and $0.2 million of the increase in selling and marketing expenses during the three months ended September 30, 2004 is attributed to the costs related to operating Evoke and DeLeeuw, respectively, which were both acquired during 2004. $0.3 million of the increase resulted from increased payroll and related costs associated with the increased headcount in the Company's existing companies' sales force. The Company has added six additional salespeople and a Director of Marketing and Corporate Communications through new hires and retaining staffs of acquired companies as part of the Company's strategy to gain new clients and increase revenue. Three of the additional salespeople and the Director of Marketing and Corporate Communications were added in three months ended September 30, 2004. For the nine months ended September 30, 2004, $0.5 million and $0.2 million of the increase is attributed to the operations of the Evoke and DeLeeuw acquisitions, respectively. Payroll expense and commissions increased by $0.6 million for the nine months ended September 30, 2004 as compared with the same period in the prior year due to the additional headcount discussed above.

GENERAL AND ADMINISTRATIVE

      General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.7 million, or 24.7% of revenue, and $4.9 million, or 26.1% of revenue, for the three and nine months ended September 30, 2004, respectively, compared to $0.6 million, or 18.4% of revenue, and $1.8 million, or 17.2% of revenue, for the three and nine months ended September 30, 2003, respectively. $0.4 million and $0.1 million of the increase in general and administrative expenses during the three months ended September 30, 2004 is attributed to the costs of operating the Evoke and DeLeeuw companies subsequent to the acquisitions during 2004, respectively. Additionally, $0.2 million is attributed to an increase in officer's salaries as the result of hiring a chief financial officer during the fourth quarter of 2003 and increasing the salaries of other Company officers to compensate them competitively with other public companies the size of the Company. The Company also increased general and administrative and development headcount by twelve employees during 2004, as compared to 2003, to support the increased size of the business which resulted in an increase in salaries of $0.2 million in comparing the third quarter of 2004 versus third quarter 2003. For the three months ended September 2004 an increase of $0.1 million was incurred as the result of legal and accounting fees associated with becoming a public company and higher insurance premiums due to the growth of the Company. For the nine months ended September 30, 2004, general and administrative expense increased, as compared to the same period in the prior year, due to the increased headcount of 15 and 43 and payroll costs of $775,000 and $625,000 for the acquisitions of Evoke and DeLeeuw, respectively, in 2004.

RESEARCH AND DEVELOPMENT

      Research and development costs primarily include the payroll, employee benefits and other headcount-related costs associated with the employees working on the development of upgrades and new versions of the Evoke Axio software product. Research and development costs were $0.3 million, or 3.9% of revenue, and $0.3 million, or 1.5% of revenue, for the three and nine months ended September 30, 2004, respectively, compared to zero for the comparative periods in the prior year. The research and development department was obtained in association with the Evoke acquisition which was completed during 2004.

DEPRECIATION AND AMORTIZATION

      Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.4 million and $0.5 million for the three and nine months ended September 30, 2004, respectively, compared to $52,000 and $0.1 million for the three and nine months ended September 30, 2003, respectively. $0.3 million of the increase in depreciation and amortization during the three and nine months ended September 30, 2004 is attributed to amortization of the acquired Evoke intangible assets.

OTHER INCOME (EXPENSE)

      The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt of $270,434 issued is also recorded as interest expense. Interest expense recorded was $0.5 million and $0.6 million for the three and nine months ended September 30, 2004, respectively, compared to $12,000 and $0.1 million for the three and nine months ended September 30, 2003, respectively. This is directly related to the August and September financings described below in the liquidity and capital resources section. The Company recorded equity income in its investment in DeLeeuw International (Turkey) of $3,841 and $11,478 for the three and nine months ended September 30, 2004, respectively, and an equity loss in its investment in LEC of $12,653 and $36,378 for the three and nine months ended September 30, 2004, respectively.

INCOME TAXES

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $1,439,000 in the quarter ending September 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset may not be realized.

      No income tax expense or benefit was recorded in the prior year as the Company was an "S" Corporation through September 30, 2003. Pro forma income taxes for the comparable three and nine month periods in the prior year would have been an income tax benefit of $39,000 and $27,000, respectively, using the Company's estimated effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

      Cash totaled $0.9 million as of September 30, 2004 compared to $0.4 million as of December 31, 2003. The Company's cash balance is primarily derived from customer remittances, bank borrowings and acquired cash and is used for general working capital needs. The Company had $83,000 on deposit with a financial institution as collateral for a letter of credit and has classified this as restricted cash on the accompanying consolidated balance sheet.

      Working capital is ($2.3 million) as of September 30, 2004 compared to ($1.6 million) as of December 31, 2003. The Company's working capital position has deteriorated during the nine month period primarily due to losses incurred by the Company and liabilities assumed as a result of the acquisition of Evoke. The losses generated by the Company and the payments in settlement of Evoke's obligations have resulted in the need for $1.4 million of additional borrowings against the Company's line of credit and a $1.0 million loan on a short term note payable.

      Cash used by operations during the nine months ended September 30, 2004 was $3.0 million, an increase of $2.7 million from the nine months ended September 30, 2003. This increase in cash used by operations is primarily due to a $2.0 million loss from operations (adjusted for non-cash charges), a $1.1 million increase in accounts receivable, a $0.5 million increase in the related party receivables, and a $0.2 million reduction in deferred revenue during the nine month period, which was partially offset by an increase in accounts payable and accrued expenses of $0.9 million. Trade accounts receivable increased primarily due to $0.9 million of receivables for DeLeeuw which was acquired in March 2004 and $0.5 million for Evoke, which was acquired in June 2004. The increase in the related party receivables is due to billings to LEC for work performed under a subcontractor agreement beginning in December 2003. The Company acquired 49% of LEC in 2004. Deferred revenue declined as a result of recognition of the revenue as it was earned during 2004. Accounts payable and accrued expenses increased primarily due to $0.3 million related to DeLeeuw and $1.3 million related to Evoke, both of which were acquired during 2004.

      Cash used by investing activities was $1.8 million during the nine months ended September 30, 2004. This was due to payments of $2.1 million made primarily as acquisition payments for DeLeeuw and for the purchases of equipment for the Company, partially offset by $0.3 million of cash received as part of the Evoke acquisition.

      Cash provided by financing activities was $5.2 million during the nine months ended September 30, 2004. During the first nine months of 2004, $4.0 million was raised from the issuance of line of credit notes and $1.0 million was raised from the issuance of a short-term note payable and additional line of credit borrowings of $1.4 million. $0.8 million of principal payments on long-term debt and on capital lease obligations were made by the Company during this time period.

      There are currently no material commitments for capital expenditures.

      As of December 31, 2003 and September 30, 2004, the Company had accounts receivable due from Leading Edge Communications Corporation of approximately $393,000 and $901,000, respectively. There are no known collections problems with respect to LEC.

      In May 2004, pursuant to the complete conversion of an unsecured convertible line of credit note issued in October 2003, the participating investor received 16,666,666 shares of common stock, plus interest paid in cash. Further in May 2004, the Company raised an additional $2.0 million pursuant to a new five-year unsecured promissory note with the same investor. In June 2004, the Company replaced the May 2004 note by issuing a five-year $2.0 million unsecured convertible line of credit note with the same investor. The note accrues interest at an annual rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $0.105 per share. The conversion price on the October 2003 note was adjusted to a fixed conversion price of $0.105 per share on September 1, 2004, and 2,380,953 additional shares of common stock were issued to the participating investor. In addition, such investor received a warrant to purchase 4,166,666 shares of common stock, which has an exercise price of $0.105 per share. This warrant expires in June 2009. An initial beneficial conversion charge was recorded in June 2004 of $0.7 million and an additional charge of $0.5 million was recorded in September 2004 as a result of the reset of the conversion price.

      In August 2004, the Company replaced its $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and maturing in three years. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5.0 million to be used for acquisitions. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit was used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12.0 million shares of the Company's common stock. The exercise price for the first 6.0 million shares acquired under the warrant is $0.29 per share, the exercise price for the next 3.0 million shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3.0 million shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance provided to the Company by Laurus. As of September 30, 2004, $3.2 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 5.75% during September 2004. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement.

      In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, "Sands") three subordinated secured convertible promissory notes equaling $1,000,000 (the "Notes"), each with an annual interest rate of 8% expiring September 22, 2005. The Notes are secured by substantially all corporate assets, but subordinate to Laurus. The Notes are convertible into shares of the Company's common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a "Qualified Financing"). The conversion price of the shares of the Company's common stock issuable upon conversion of the Notes shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to convert the Notes at a fixed conversion price of $0.14 per share. In the event that the Company issues stock or derivatives convertible into common stock for a price less the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. The Company also issued Sands three common stock purchase warrants (the "Warrants") providing Sands with the right to purchase 6,000,000 shares of common stock. The exercise price of the shares of common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $0.14 per share. The latest that the Warrants may expire is September 8, 2008. Finally, the Company engaged Sands Brothers International Limited as its non-exclusive financial advisor at $6,000 per month for a period of one year. As a result of the beneficial conversion feature, a discount on debt issued of $0.5 million was recorded in September 2004 and is being amortized to interest expense over the one year life of the debt agreement.

      Cash generating revenues from Evoke have been approximately 40% below expectations during the three months ended September 30, 2004. The Company expects the Evoke revenue to increase over the next several quarters as its sales force has been actively soliciting business in the marketplace. Additionally, the Company has continued to generate losses that have exceeded expectations. To that extent, the Company has experienced continued negative cash flow which has created a liquidity issue for the Company that it currently believes to be short-term. To address this issue, the following financings were effectuated:

      In November 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") with a private investor, CMKX-treme, Inc. Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 12,500,000 shares of common stock for a purchase price of $1,750,000. Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 3,571,428 shares of common stock for $500,000, and it is required to purchase the remaining 8,928,572 shares of common stock for $1,250,000 by December 31, 2004.

      As of November 16, 2004, Scott Newman, President and Chief Executive Officer of the Company, paid to the Company $188,520, the outstanding balance of Mr. Newman's stockholder loan. Glenn Peipert, Executive Vice President and Chief Executive Officer of the Company, paid to the Company $19,806, the outstanding balance of Mr. Peipert's stockholder loan.

      Additionally, as of November 17, 2004, Mr. Newman has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through March 31, 2005, to the extent necessary, up to a maximum amount of $500,000. The Company believes that its reliance on such commitment is reasonable and that Mr. Newman has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Newman's written commitment provides the Company with the legal right to request and receive such advances. Any loan by Mr. Newman to the Company would bear interest at 3% per annum.

      The Company expects the aforementioned transactions to occur within the contracted time periods. In the event that they do not materialize, the Company may be required to seek additional sources of financing in the near future. If the Company is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

      The Company believes existing cash, borrowing capacity under the line of credit and the contracted financings discussed above, or alternative financing sources, and funds generated from operations to be sufficient to meet operating requirements over the upcoming twelve month period. The Company may raise additional funds in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain additional financing through debt or equity investment will depend on various factors, including, among others, revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of convertible debt would result in additional dilution to the Company's stockholders.

      Although the Company believes that it has credible arguments that it is in compliance with the rules on integration, there is a risk that certain of the transactions/financings may not be determined to be by the SEC and therefore subject to review.

OFF-BALANCE SHEET ARRANGEMENTS

      The  Company  does  not  have  any   transactions,   agreements  or  other
contractual arrangements that constitute off-balance sheet arrangements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      REVENUE RECOGNITION

PROFESSIONAL SERVICES

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

      Revenues for large services projects are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract could reasonably be estimated. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. The relationship of costs incurred to date compared to estimated total costs at completion is used to determine the percentage of completion on the project. This percentage is applied to the total revenue to be earned on the project and that portion of revenue is recognized in the current period. Additionally, billings in excess of revenue recognized on projects being accounted for using the percentage-of-completion method are recorded as deferred revenues. The percentage-of-completion method is not applicable for the Company's software sales.

SOFTWARE

      Revenue from software licensing and maintenance and support are also recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Evoke software is delivered by the Company either directly to the customer or to a distributor on an order by order basis. The software is not sold with any right of return privileges and, as a result, a returns reserve is not applicable. License fee revenue is recognized by the Company in the period in which delivery occurs. Maintenance and support revenue is recorded in revenue on a pro rata basis over the term of the maintenance and support agreement. Deferred revenue is recorded when customers are invoiced for software maintenance and support. The revenue is recognized over the term of the maintenance and support agreement.

      The Company licenses software and provides a maintenance and support agreement to customers. These items are invoiced as separate items and vendor-specific objective evidence is determined for the maintenance and support, generally by identifying in the contract the cost of the maintenance and support to the customer in subsequent renewal periods.

      ACCOUNTS RECEIVABLE

      The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable  and  adjusts  the  allowance  for  doubtful  accounts,  when  deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions.

      AMORTIZATION

      The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years.

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

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. There have been no events or circumstances that would indicate that there has been any impairment during the nine months ended September 30, 2004.

      CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2004, one customer, LEC, a related party company, comprised approximately 17.6% of the Company's accounts receivable balance.

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

      On January 1, 2001, the Company elected to be an "S" Corporation, whereby the stockholders account for their share of the Company 's earnings, losses, deductions and credits on their federal and various state income tax returns. The Company is subject to New York City and various state income taxes. On September 30, 2003, the Company's "S" Corporation status was revoked in connection with the conversion of convertible subordinated debt into shares of common stock.

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $1,439,000 in the third quarter of 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset may not be realized.

      For informational purposes, the accompanying statements of operations include an unaudited pro forma adjustment for income taxes which would have been recorded if the Company had not been an "S" Corporation. During the first nine months of 2004, the Company's effective tax rate was estimated to be approximately 40%. This rate is based upon the statutory federal income tax rate of 34% plus a blended rate for the various states in which the Company incurs income tax liabilities, net of the federal income tax benefit for state taxes paid, of 6%. Since the Company was an "S" corporation for the full year of 2003, the pro forma rate is based on the Company's estimated income tax rate for 2004 and is not based upon the prior year's effective tax rate.

ISSUES AND UNCERTAINTIES

      This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those referenced below and elsewhere in this report, which, among others, should be considered in evaluating the Company's financial outlook.

      For further information, refer to the business description and risk factors sections included in the Company's Registration Statement on Form SB-2/A filed with the SEC on September 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that subject to the limitations noted below, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. In updating the evaluation of disclosure controls and internal controls over financial reporting as of September 30, 2004, the Company identified certain significant deficiencies in the following areas:

      o     Lack  of  certain  internal   controls  over  period-end   financial
            reporting; and

      o     Accounting  and  reporting  for  the  Company's   complex  financing
            transactions.

      Management has established a plan that it believes will correct the deficiencies as described above and is currently executing the plan. The Company converted to the Great Plains accounting system during the third quarter of 2004. As a result of this system change, there were changes in the Company's internal control over financial reporting during the third quarter of 2004.

      The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On June 29, 2004, Viant Capital LLC commenced legal action against the Company in the United States District Court for the Southern District of New York. Through an agreement with Viant, Viant had the exclusive right to obtain private equity transactions on behalf of the Company from February 18 to May 17, 2004. Viant alleges that it is owed a fee of approximately $450,000 relating to the Company's loan from a private investor in May 2004. Management believes that this loan does not qualify as a private equity transaction and it intends to vigorously defend the Company. As of November 19, 2004, there have been no material developments in the suit. The Company has estimated the probable loss related to this suit to be the agreed upon contract signing fee of $75,000 and has recorded a liability for this amount.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

31.1  Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2  Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32 Certifications by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b)   Reports on Form 8-K:

Three reports on Form 8-K were filed during the reporting period, as follows:

Form 8-K filed by the Company on July 14, 2004, pertaining to Items 2 and 7 regarding an acquisition of assets and financial statements.

Form 8-K/A filed by the Company on September 14, 2004, pertaining to Item 9.01 regarding financial statements of a business acquired.

Form 8-K filed by the Company on September 27, 2004, pertaining to Items 1.01 and 9.01 regarding entry into material definitive agreements.

The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CONVERSION SERVICES INTERNATIONAL, INC.


                             By: /S/ SCOTT NEWMAN
                                 --------------------
                                 Name: Scott Newman
                                 Title: President and Chief Executive Officer
                                 (Principal Executive Officer and Duly
                                 Authorized Officer)

                                 November 22, 2004