Form 10QSB/A
period 2004-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-04-13
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

             CONVERSION SERVICES INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB/A

                                      INDEX


PART I. -- FINANCIAL INFORMATION                                                                                PAGE
Item 1.  Financial Statements
   Consolidated Balance Sheet as of March 31, 2004 (unaudited)(Restated)........................................  1

   Consolidated Statements of Operations for the three months ended
      March 31, 2004 (Restated) and 2003 (unaudited)...........................................................   2

   Consolidated Statements of Cash Flows for the three months ended March 31, 2004 (Restated) and 2003
     (unaudited)................................................................................................  3

   Notes to Consolidated Financial Statements (unaudited).......................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................. 12

Item 3.  Controls and Procedures................................................................................ 17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................... 21

Item 2.  Changes in Securities.................................................................................. 21

Item 4.  Submission of Matters to a Vote of Security Holders.................................................... 22

Item 5.  Other Information...................................................................................... 23

Item 6.  Exhibits and Reports on Form 8-K....................................................................... 23

Signatures

Explanatory Note

This Amendment No. 1 to this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 was filed in order to restate the consolidated financial statements as of and for the three months ended March 31, 2004 to revise the accounting treatment related to the purchase accounting for the Company's acquisition of DeLeeuw Associates, Inc, certain merger costs associated with the reverse merger with LCS Group, Inc. and to revise the accounting for a deferred tax liability recorded in connection with the DeLeeuw Associates acquisition. See Note 1, Restatement of Financial Statements.

Part 1 has been amended herein to reflect this change. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing. All information contained in this amendment and the original filing is subject to updating and supplementing as provided in periodic reports subsequent to the original filing date of this Form 10-QSB with the Securities and Exchange Commission.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                                                                    (Restated)
ASSETS

CURRENT ASSETS
     Cash                                                                          $   287,275
     Restricted cash                                                                    83,375
     Accounts receivable, net of allowance for doubtful accounts of $110,874         4,300,297
     Prepaid expenses                                                                   76,213
     Deferred tax asset                                                                252,300
                                                                                   -----------
         TOTAL CURRENT ASSETS                                                        4,999,460
                                                                                   -----------

PROPERTY AND EQUIPMENT, at cost, net                                                   316,920
                                                                                   -----------

OTHER ASSETS
     Due from stockholders, including accrued interest of $22,905                      204,988
     Goodwill                                                                       15,987,021
     Intangible assets, net of accumulated amortization of $123,870                  1,570,944
     Deferred loan costs                                                                30,534
     Deferred tax asset                                                                191,000
     Equity investment in limited liability company                                     54,174
     Security deposits                                                                   2,070
                                                                                   -----------
                                                                                    18,040,731
                                                                                   -----------

         Total Assets                                                              $23,357,111
                                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                                                $ 2,548,201
     Current portion of long-term debt                                                  31,262
     Cash overdraft                                                                    136,050
     Accounts payable and accrued expenses                                           1,795,691
     Deferred revenue                                                                   89,242
     Other current liabilities                                                          41,816
                                                                                   -----------
         TOTAL CURRENT LIABILITIES                                                   4,642,262

LONG-TERM DEBT, net of current portion                                               2,052,250

DEFERRED TAXES                                                                          36,900
                                                                                   -----------
         Total Liabilities                                                           6,731,412
                                                                                   -----------

COMMITMENTS                                                                                 --

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 1,000,000,000 shares authorized;
         673,000,000 issued and outstanding                                            673,000
     Additional paid in capital                                                     16,614,250
     Accumulated deficit                                                              (661,551)
                                                                                   -----------
         Total Stockholders' Equity                                                 16,625,699
                                                                                   -----------

         Total Liabilities and Stockholders' Equity                                $23,357,111
                                                                                   ===========

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                   ----------------------------------
                                                       2004                 2003
                                                   -------------        -------------
                                                     (Restated)
REVENUE                                            $   5,262,037        $   3,437,483

COST OF SERVICES                                       3,839,300            2,583,518
                                                   -------------        -------------

GROSS PROFIT                                           1,422,737              853,965
                                                   -------------        -------------

OPERATING EXPENSES
   Selling and marketing                                 581,425              315,820
   General and administrative                          1,412,952              502,626
   Depreciation and amortization                          50,244               44,700
                                                   -------------        -------------

                                                       2,044,621              863,146
                                                   -------------        -------------

LOSS FROM OPERATIONS                                    (621,884)              (9,181)
                                                   -------------        -------------

OTHER INCOME (EXPENSE)
   Equity in losses from investment
     in limited liability company                         (1,602)                  --
   Interest income                                           443                   --
   Interest expense                                      (32,553)             (30,166)
   Other income                                            6,551                   --
                                                   -------------        -------------

                                                         (27,161)             (30,166)
                                                   -------------        -------------

LOSS BEFORE TAXES                                       (649,045)             (39,347)

INCOME TAXES (BENEFIT)                                  (215,600)                  --
                                                   -------------        -------------

NET LOSS                                           $    (433,445)       $     (39,347)
                                                   =============        =============

UNAUDITED PRO FORMA DATA (Note 1):
    Loss before income taxes (benefit)             $          --        $     (39,347)
    Income taxes (benefit)                                    --              (15,715)
                                                   -------------         ------------
    Net Loss                                       $          --         $    (23,632)
                                                   =============         ============
    Net Loss per share                             $       (0.00)        $      (0.00)
                                                   =============         ============

   Weighted average number of common shares
   used in the actual and pro forma net loss
   per share calculations                            572,700,000          450,000,000

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three months ended March 31,
                                                                  ------------------------------
                                                                     2004                2003
                                                                  -----------        -----------
                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $  (433,445)       $   (39,347)
     Adjustments  to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                   16,623             24,000
        Amortization of intangible assets and deferred loan
        costs                                                          34,160             20,700
        Deferred tax benefit                                         (215,600)                --
        Allowance for doubtful accounts                                18,874             18,000
        Write-off deferred loan costs                                  24,862                 --
        Loss on disposal of equipment                                  35,496                 --
        Equity loss in investment in limited liability
        company                                                         1,602                 --
     Changes in operating assets and liabilities:
        Increase in accounts receivable                            (1,291,315)          (693,285)
        Decrease in prepaid expenses                                   37,587            (71,307)
        Increase in due from stockholders                              (1,365)
        Decrease in security deposits                                  14,721
        Increase in accounts payable and accrued expenses             543,104              5,630
        Increase in deferred revenue                                   89,242                 --
        Increase (decrease) in other current liabilities               41,816             (2,097)
                                                                  -----------        -----------
            Net cash used in operating activities                  (1,083,638)          (737,706)
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                            (33,594)           (11,975)
     Investment in DeLeeuw Associates, net of cash acquired        (1,059,266)                --
                                                                  -----------        -----------
            Net cash used in investing activities                  (1,092,860)           (11,975)
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                    84,150             28,733
     Net advances under line of credit                              2,548,201            999,863
     Line of credit repayment                                      (1,789,110)                --
     Issuance of convertible line of credit note                    2,000,000                 --
     Deferred loan costs in connection with long-term debt            (30,534)                --
     Principal payments on long-term debt                            (673,818)          (103,673)
     Principal payments on capital lease obligations                   (3,327)                --
     Distributions to stockholders                                         --           (175,242)
     Restricted cash                                                  (83,375)                --
                                                                  -----------        -----------
        Net cash provided by financing activities                   2,052,187            749,681
                                                                  -----------        -----------

NET DECREASE IN CASH                                                 (124,311)                --

CASH, beginning of period                                             411,586                 --
                                                                  -----------        -----------

CASH, end of period                                               $   287,275        $        --
                                                                  ===========        ===========

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three months ended March 31,
                                                                                  ---------------------------------------------
                                                                                          2004                    2003
                                                                                  ---------------------   ---------------------
                                                                                      (Unaudited)
                                                                                       (Restated)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

      During the 3 months ended March 31, 2004 and 2003, the Company entered into various capital lease arrangements for computer equipment in the amount of $64,749 and $0, respectively.

      On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The components and allocation of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date.

COMPONENTS OF PURCHASE PRICE (in thousands)

Cash payments                                                                                   $   988                $     --
Acquisition costs                                                                                    71                      --
Value of Common Stock                                                                            15,840                      --
                                                                                  ---------------------   ---------------------
                                                                                                $16,899                      --

ALLOCATION OF PURCHASE PRICE (in thousands)

Approved vendor status (40 month life)                                                             (539)                     --
Accounts receivable                                                                                (975)                     --
Tradename (indefinite life)                                                                        (722)                     --
Goodwill                                                                                        (14,893)                     --
Other assets                                                                                        (56)                     --
Current liabilities assumed                                                                         286                      --
                                                                                  ---------------------   ---------------------
                                                                                                $    --                $     --
                                                                                  =====================   =====================

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


      REVENUE RECOGNITION

      Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenues on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenues recognized in excess of billings are recorded as accrued revenues.
Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

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

      AMORTIZATION

      The Company amortizes deferred loan costs on a straight-line basis over the term of the related loan instrument. Acquired customer contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. In conjunction with the DeLeeuw acquisition, an intangible asset (Approved Vendor Status) was acquired, which has been determined to have a 40 month life and is being amortized over this period.

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

      On January 1, 2001, CSI elected to be an "S" Corporation, whereby the stockholders account for their share of CSI earnings, losses, deductions and credits on their federal and various state income tax returns. CSI is subject to New York City and various state income taxes. On September 30, 2003, CSI's "S" Corporation status was revoked in connection with the conversion of convertible subordinated debt into common shares. Effective October 1, 2003, as a result of the revocation, the Company's tax status reverted to a "C" Corporation and on a prospective basis, the Company expects to have an effective income tax rate of approximately 40%.

      For informational purposes, the accompanying statements of operations include an unaudited pro forma adjustment for income taxes which would have been recorded if CSI had not been an "S" Corporation.

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

Restatement of Financial Statements (unaudited)

      As a result of discussions with the Staff at the Securities and Exchange Commission, the Company made the decision to restate its accounting for the acquisition of DeLeeuw Associates, Inc. The original purchase accounting for the DeLeeuw acquisition was recorded by the Company in the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004. Additionally, during this process, it was determined that a deferred tax liability and accounting for certain merger costs were initially recorded incorrectly. Corrections of these two items are also included in this restatement. These changes require restatement of the Company's Quarterly Reports for the periods ending March 31, June 30 and September 30 2004.

      The restatement relates to the following accounting transactions:

      o     The cost of the  common  stock  issued in the  acquisition  is being recorded based upon the weighted average trading price of the Company's stock on the OTC Bulletin Board for the four days before and after the announcement of the transaction. The Company previously used an alternative method for valuing the stock issued by the Company in these transactions;

      o The Company recorded an intangible asset as a result of the DeLeeuw acquisition and initially classified this asset as having an indefinite life. The Company has revised the classification of this intangible asset and assigned a definitive life to the asset. As a result of this change, approximately $15,000 of additional amortization expense was recorded by the Company during 2004.

      o The Company initially recorded $300,000 deferred tax liability as part of the DeLeeuw Associates purchase accounting with the corresponding offset to goodwill. This accounting was subsequently determined to be incorrect and was reversed.

      o The Company recorded certain merger costs associated with its reverse merger into LCS Group as a reduction of additional paid in capital. It was subsequently determined to be incorrect and this item was recorded as additional expense.

      A summary of the balance sheet and income statement effects of the restatement for the three months ended March 31, 2004 is as follows:

                                                        March 31, 2004
                                                  --------------------------
                                                  As reported          Restated
                                                  -----------          --------
Goodwill                                          1,547,081          15,987,021
Intangible assets, net                            2,642,600           1,570,944
Deferred taxes                                     (336,900)            (36,900)
Total assets                                      9,988,827          23,357,111
Accumulated deficit                                (552,403)           (661,551)
Additional paid-in capital                        2,836,818          16,614,250


                                               Three months ended March 31, 2004
                                               ---------------------------------
                                                   As reported         Restated
                                                   -----------         --------
Depreciation and amortization                          36,774            50,244
General and Administrative                          1,317,274         1,412,952
Loss from operations                                 (512,736)         (621,884)
Loss before taxes                                    (539,897)         (649,045)
Net loss                                             (324,297)         (433,445)
Loss per share                                          (0.00)            (0.00)

      NOTE 2 - ACQUISITION OF DELEEUW ASSOCIATES, INC.

      In February 2004, the Company formed a wholly owned acquisition subsidiary, DeLeeuw Conversion LLC ("DCL"), for the purpose of consummating a merger with DeLeeuw Associates, Inc. a privately-held New Jersey corporation ("DAI"). On March 4, 2004, DCL completed the merger with DAI, whereby DAI was merged with and into DCL, and Robert C. DeLeeuw, the president and sole stockholder of DAI, received $2,000,000 and 80,000,000 shares of common stock of CSI (at the time, approximately 11.9% of the outstanding shares). On March 5, 2004, DCL changed its name to DeLeeuw Associates, LLC. The Company's consolidated financial statements include DeLeeuw Associates results of operations for the period subsequent to its acquisition on March 4, 2004. During this period, the operations of DeLeeuw Associates contributed approximately $372,000 and $16,000 of revenue and net income, respectively. Including consideration of $951,000 paid by the Company subsequent to March 2004, the components and allocation of the purchase price of DeLeeuw Associates is as follows:

COMPONENTS OF PURCHASE PRICE (in thousands)

Cash payments                                  $ 1,939
Acquisition costs                                   71
Value of Common Stock                           15,840
                                               -------
                                               $17,850

ALLOCATION OF PURCHASE PRICE (in thousands)

Approve vendor status (a)                         (539).......(40 month life)
Accounts receivable                               (975)
Tradename                                         (722).......(indefinite life)
Goodwill                                       (15,844)
Other assets                                       (56)
Current liabilities assumed                        286
                                               -------
                                               $    --
                                               =======

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


                                        Three Months Ended March 31,
                                       ------------------------------
                                          2004               2003
                                       -----------        -----------
          Revenues                     $ 6,356,816        $ 4,464,807
          Net Loss                     $  (456,399)       $   (69,111)
          Net Loss per share           $     (0.00)       $     (0.00)


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
                                                            ---------

                                                            $ 316,920
                                                            =========


NOTE 4 - INTANGIBLE ASSETS

Intangibles acquired have been assigned as follows:

                                                                 March 31,
                                                                   2004
                                                                -----------
          Approved vendor status                                $   538,814
          Proprietary rights and rights to the name
            of DeLeeuw Associates, Inc.                             722,000
          Customer contracts                                        414,000
          Proprietary rights and rights to
            the name of Scosys Inc.                                  20,000
                                                                -----------
                                                                  1,694,814

          Accumulated amortization                                 (123,870)
                                                                -----------

                                                                $ 1,570,944
                                                                ===========

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

                                                                        Three months ended
                                                                          March 31, 2004
                                                                            -----------
          Reported net loss                                                 $  (433,445)
          Pro-forma stock compensation, net of tax                                   --
                                                                            -----------
          Pro-forma net loss                                                $  (433,445)
                                                                            ===========

          Basic EPS:
            As reported                                                     $        --
            Pro-forma                                                       $        --
          Diluted EPS:
            As reported                                                     $        --
            Pro-forma                                                       $        --

          Weighted average fair value per option share granted              $      0.12
          Weighted average assumptions used to value options granted:
            Risk free interest rate                                                1.33%
            Expected volatility                                                     196%
            Expected life (years)                                                  3.00


NOTE 9 - EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      The components of basic and diluted earnings per share are as follows:

                                                                           Three Months Ended March 31,
                                                                        --------------------------------
                                                                           2004                2003
                                                                        -----------        -------------
          Net income available for common shareholders (A)              $  (433,445)       $     (39,347)
          Weighted average outstanding shares of common stock (B)       572,700,000          450,000,000
          Common stock and common stock equivalents (C)                 572,700,000          450,000,000

          Earnings per share:
              Basic (A/B)                                               $     (0.00)       $       (0.00)
                                                                        ===========        =============
              Diluted (A/C)                                             $     (0.00)       $       (0.00)
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

      We are in the business of supplying professional services relating to information technology management consulting, data warehousing, business intelligence and e-business. Our clients are primarily in the financial services, pharmaceutical and telecommunications industries, although we have clients in other industries as well. Our clients are primarily located in the northeastern United States. We enable organizations to leverage their corporate information assets by providing strategy, process and methodology, best practices data warehousing, business intelligence, enterprise reporting and analytic solutions.

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

      Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. Our services range from providing clients with a single consultant to multi-personnel full-scale projects. Our contracts provide that its services are terminable upon relatively short notice, typically not more than 30 days. There can be no assurance that our clients will continue to enter into contracts with us or that existing contracts will not be terminated. We provide our services directly to end-user organizations, in most cases.

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

RESULTS OF OPERATIONS (as restated)

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


    COST OF SERVICES

      Cost of services primarily includes payroll and benefits costs for our consultants. Cost of services was $3.8 million, or 73.0% of revenue, in the first quarter, compared to $2.6 million, or 75% of revenue, in the first quarter of the prior year. The increase in absolute dollars resulted primarily from costs related to consultants on project design and infrastructure projects, the acquisition of DeLeeuw Associates, Inc. in March 2004, and additional consultants hired to staff projects for the new clients that we obtained. Cost of services declined as a percentage of revenue due to a shift in the mix of business to higher level projects that have increased hourly billing rates, and higher gross margin percentages associated with them.

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

    GENERAL AND ADMINISTRATIVE

      General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.4 million, or 26.9% of revenue, in the first quarter 2004 compared to $0.5 million, or 14.6% of revenue, in the first quarter 2003. General and administrative costs increased in the first quarter 2004 primarily from increased headcount resulting from the acquisition of DeLeeuw Associates, Inc., increased salaries paid to our officers due to hiring a chief financial officer during the fourth quarter of 2003 and increasing the salaries of our other company officers to compensate them competitively with other public companies our size. We also increased general and administrative headcount in the first quarter to support the increased size of the business which increased overall salary expense, incurred increased legal and accounting fees associated with becoming a public company and higher insurance premiums due to the growth of the Company. We also incureed $0.1 million of merger related costs in connection with our merger with LCS.


    DEPRECIATION AND AMORTIZATION

      Depreciation expense is recorded on our property and equipment which is generally depreciated over a period between three to seven years. Amortization is recorded for acquired intangible assets that have a finite useful life and for financing costs. Financing costs are amortized over the life of the related loans. Depreciation and amortization expenses were $50,000 in the first quarter of 2004 compared to $44,700 in the first quarter 2003.

    OTHER INCOME (EXPENSE)

      We incur interest expense on loans from financial institutions and from capital lease obligations related to the acquisition of equipment used in our business. Interest expense was $33,000 during the first quarter 2004 compared to $30,000 in the first quarter 2003. We earn interest income on deposits with our financial institution. Interest income in the first quarter was $400 compared to zero in the comparable quarter of the prior year. We also recorded a charge of $1,602 in the first quarter of 2004 related to our equity in the loss of our investment in a limited liability company and recorded $6,500 of other income related to an insurance refund received by the Company.

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


APPLICATION OF CRITICAL ACCOUNTING POLICIES

    REVENUE RECOGNITION

      Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenues on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenues recognized in excess of billings are recorded as accrued revenues.
Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

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

    AMORTIZATION

      We amortize deferred loan coats on a straight-line basis over the term of the related loan instrument. We amortize acquired client lists and contracts over an estimated useful life of 5 years. In conjunction with the DeLeeuw acquisition, an intangible asset (Approved Vendor Status) was acquired, which has been determined to have a 40 month life and is being amortized over this period.

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

    CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject us to concentration of credit risk are cash and accounts receivable arising from our normal business activities. We routinely assess the financial strength of our clients, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that our accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2003, one client approximated 25% of our accounts receivable balance.

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

      On January 1, 2001, we elected to be an "S" Corporation, whereby the stockholders account for their share of our earnings, losses, deductions and credits on their federal and various state income tax returns. We are subject to New York City and various state income taxes. On September 30, 2003, our "S" Corporation status was revoked in connection with the conversion of convertible subordinated debt into common shares. As a result of the revocation of our "S" Corporation status, we converted into a "C" Corporation and we expect to have an effective income tax rate of approximately 40%.

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

ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on their evaluation, our management concluded at the time of our original Form 10-QSB filing that our disclosure controls and procedures were effective. As a result of comments received in February 2005 from the Staff of the SEC pertaining to our Registration Statement on Form SB-2/A, File No. 333-115243 (the "Registration Statement"), our chief executive officer and our chief financial officer have concluded that a material weakness exists with regard to the valuation and purchase accounting of our recent acquisitions, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations.

      In connection with our acquisitions of DeLeeuw Associates, Inc. in March 2004 and Evoke Software Corporation in June 2004, we misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 99-12. As a result, we were required in March 2005 to restate our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. Management now believes and has determined that the disclosure controls and procedures for these three quarters were not effective.

      In light of the need for these restatements and the material weakness in our valuation and purchase accounting for recent acquisitions, commencing in the first quarter of our 2005 fiscal year, we are beginning to undertake a review of our disclosure, financial information and internal controls and procedures regarding these areas for future acquisitions. This review will include efforts by our management and directors, as well as the use of additional outside resources, as follows:

      o Senior accounting personnel and our chief financial officer will continue to review any future acquisition or divestiture in order to evaluate, document and approve its accounting treatment in accordance with SFAS 141 and EITF 99-12;

      o     We  will  augment,  as  necessary,   such  procedures  by  obtaining
            concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions; and

      o We will incorporate the applicable parts of the action plan described in the next paragraph.

In conjunction with the measures outlined below, we believe these actions will strengthen our internal control over our valuation and purchase accounting of future acquisitions, and this material weakness should be resolved. Management does not anticipate any extra cost from this change in its valuation and purchase accounting of future acquisitions.

      In addition, we previously identified two internal control matters. Neither relates to the subject matter of the material weakness described above, yet combined with the above-referenced material weakness, constitute in the aggregate a material weakness in our internal control over financial reporting. These internal control matters, identified in October 2004 by Friedman LLP, our independent registered public accounting firm, are summarized as follows:

      o     Lack  of  certain  internal   controls  over  period-end   financial
            reporting related to the identification of transactions, primarily contractual, and accounting for them in the proper periods; and

      o Accounting and reporting for our complex financing transactions related to the beneficial conversion features and the determination of the fair value of warrants in such transactions.

      Management is establishing an action plan that it believes will correct the aggregated material weaknesses described above. Our estimated costs related to the correction of these material weaknesses is approximately $125,000, most notably related to our conversion to the Great Plains accounting system during the third quarter of 2004. The conversion to the Great Plains accounting system required inconsequential modifications to our transaction processing systems. The effect of the migration to this system has been to provide a better audit trail than our previous system. The batch processing of transactions provides the ability for review of transactions prior to being posted in the accounting system. Further, the ability to close and lock periods to prevent changes to prior periods provides greater reliability of the data and the financial statements (resulting from the financial statements being prepared directly by the accounting system as opposed to using spreadsheets, which have greater potential for error). Finally, this system has the ability to provide comparative financial statements to expectations, which drives variance reporting. As a result of this system change, there were changes in our internal control over financial reporting starting in the third quarter of 2004, as we have redesigned the organization structure to drive more focus on our internal control environment. Other measures included in our action plan are as follows:

      o We have formed a Disclosure Committee consisting of our chief executive officer, chief operating officer, senior vice president of sales, general counsel and controller, chaired by our chief financial officer. The Disclosure Committee is comprised of these key members of senior management who have knowledge of significant portions of our internal control system, as well as the business and competitive environment in which we operate. One of the key responsibilities of each Disclosure Committee member is to review quarterly reports, annual reports and registration statements to be filed with the SEC as each progress through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions;

      o A process to be established whereby material agreements are reviewed by the legal, accounting and sales departments and an executive management member that includes determination of appropriate accounting and disclosure;

      o Our accounting and legal departments are now working more closely and in conjunction to accurately account for period-end financial reporting and complex financing transactions;

      o We are constantly assessing our existing environment and continue to make further changes, as appropriate, in our finance and accounting organization to create clearer segregation of responsibilities and supervision, and to increase the level of technical accounting expertise including the use of outside accounting experts;

      o There will be closer monitoring of the preparation of our monthly and quarterly financial information. We are in the process of instituting regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures and to have such in place by the end of the second quarter of 2005;

      o Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee; and

      o We will conduct quarterly reviews of the effectiveness of our disclosure controls and procedures, and we have enhanced our quarterly close process to include detailed analysis in support of the financial accounts, and improved supervision over the process.

We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of the second quarter of 2005, although there can be no assurance that we will do so.

      At the same time as we continue our efforts to improve our internal control environment, management of the Company is still in the process of implementing the above procedures and controls, including review and evaluation, to mitigate recognized weaknesses specifically for the preparation of future financial statements. Management believes that these procedures and controls are not yet effective in ensuring the proper collection, evaluation and disclosure of the financial information for the periods covered by this.

      In connection with restating our financial statements as provided in this report, our chief executive officer and our chief financial officer, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2004 and based on the re-evaluation by our chief executive officer and our chief financial officer, they concluded that, as of March 31, 2004, there were certain material weaknesses in our internal control procedures and in our valuation and purchase accounting of our acquisitions in 2004, which has resulted in a conclusion that such disclosure controls were not effective at a reasonable assurance level.

      Management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error or all fraud, even as the same are improved to address any deficiencies and/or weaknesses. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Changes in internal control over financial reporting.

      Our company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. During the first quarter of 2004, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Subsequent to the first quarter of 2004, in connection with the preparation of the Registration Statement, our management identified certain weaknesses in our internal control procedures and in our valuation and purchase accounting of our acquisitions in 2004. Our management and Board have adopted corrective measures as described in the third and fourth paragraphs of this Controls and Procedures section above. The following measures have materially affected our internal control over financial reporting since our last Quarterly Report:

      o Senior accounting personnel and our chief financial officer will continue to review any future acquisition or divestiture in order to evaluate, document and approve its accounting treatment in accordance with SFAS 141 and EITF 99-12;

      o     We  will  augment,  as  necessary,   such  procedures  by  obtaining
            concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions;

      o We have formed a Disclosure Committee consisting of our chief executive officer, chief operating officer, senior vice president of sales, general counsel and controller, chaired by our chief financial officer. The Disclosure Committee is comprised of these key members of senior management who have knowledge of significant portions of our internal control system, as well as the business and competitive environment in which we operate. One of the key responsibilities of each Disclosure Committee member is to review quarterly reports, annual reports and registration statements to be filed with the SEC as each progress through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions;

      o Our accounting and legal departments are now working more closely and in conjunction to accurately account for period-end financial reporting and complex financing transactions;

      o There will be closer monitoring of the preparation of our monthly and quarterly financial information. We are in the process of instituting regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures and to have such in place by the end of the second quarter of 2005; and

      o Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following is a list of exhibits to this Form 10-QSB:

      31.1  Certification   of  Chief   Executive   Officer   pursuant  to  Rule
            13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

      31.2  Certification   of  Chief   Financial   Officer   pursuant  to  Rule
            13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

      32.1  Certification   of  Chief   Executive   Officer   pursuant  to  Rule
            13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

      32.2  Certification   of  Chief   Financial   Officer   pursuant  to  Rule
            13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

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



Date: April 12, 2005            CONVERSION SERVICES INTERNATIONAL, INC.

                                By: /S/ SCOTT NEWMAN
                                    ---------------------------
                                Name: Scott Newman
                                Title: President and Chief Executive Officer
                                       (Principal Executive Officer and Duly
                                       Authorized Officer)