Form 10QSB/A
period 2004-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-04-13
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                      Index

Part I. -- Financial Information                                            Page

Item 1.  Financial Statements

  Consolidated Balance Sheet as of June 30, 2004 (unaudited) (restated).......1

  Consolidated Statements of Operations for the three and six months ended
    June 30, 2004 (restated) and 2003 (unaudited).............................2

  Consolidated Statements of Cash Flows for the six months ended June 30,
    2004 (restated) and 2003 (unaudited)......................................3

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

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities................................................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signatures

Explanatory Note

This Amendment No. 1 to this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 was filed in order to restate the consolidated financial statements as of and for the three and six months ended June 30, 2004 to revise the accounting treatment related to the purchase accounting for the Company's acquisitions of DeLeeuw Associates, Inc. and Evoke Software Corporation, to revise the accounting for a deferred tax liability recorded in connection with the DeLeeuw Associates acquisition, and certain merger costs associated with the reverse merger with LCS Group, Inc. See Note 1, Restatement of Financial Statements.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,2004
                                   (Unaudited)
                                                              (Restated)
ASSETS
CURRENT ASSETS
  Cash                                                     $      553,338
  Restricted cash                                                  83,375
  Accounts receivable, net of allowance
    for doubtful accounts of $140,375                           3,989,165
  Accounts receivable from related parties - See note 7           786,232
  Prepaid expenses                                                255,674
  Costs in excess of billings                                      26,428
  Deferred tax asset                                              687,576
                                                           --------------
     TOTAL CURRENT ASSETS                                       6,381,788
                                                           --------------

PROPERTY AND EQUIPMENT, at cost, net                              627,959
                                                           --------------

OTHER ASSETS
  Due from stockholders,
    including accrued interest of $24,330                         206,354
  Goodwill                                                     27,197,882
  Intangible assets, net of
    accumulated amortization of $184,991                        5,503,823
  Deferred financing costs                                        515,365
  Equity investments                                              122,688
  Other assets                                                     13,420
                                                           --------------
                                                               33,559,532
                                                           --------------

     Total Assets                                          $   40,569,279
                                                           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                           $    2,041,125
  Current portion of long-term debt                                68,137
  Accounts payable and accrued expenses                         3,632,446
  Deferred revenue                                              1,303,287
                                                           --------------
     TOTAL CURRENT LIABILITIES                                  7,044,995

LONG-TERM DEBT, net of current portion                          2,099,618

DEFERRED TAXES                                                     36,900
                                                           --------------

     Total Liabilities                                          9,181,513
                                                           --------------

MINORITY INTEREST                                                 199,400
                                                           --------------
COMMITMENTS AND CONTINGENCIES                                           -

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 1,000,000,000 shares
    authorized; 766,129,715 issued and outstanding                766,130
  Additional paid in capital                                   32,158,114
  Accumulated deficit                                          (1,735,878)
                                                           --------------
     Total Stockholders' Equity                                31,188,366
                                                           --------------

     Total Liabilities and Stockholders' Equity            $   40,569,279
                                                           ==============

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended June 30,             Six Months Ended June 30,
                                        ----------------------------           ---------------------------
                                            2004            2003                   2004         2003
                                        ------------    ------------           ------------   ------------
                                         (Restated)                             (Restated)

REVENUE                                 $  6,516,028   $   3,660,323          $ 11,778,065   $  7,097,806

COST OF SERVICES                           4,379,625       2,501,926             8,218,925      5,085,444
                                        ------------   -------------          ------------   ------------
GROSS PROFIT                               2,136,403       1,158,397             3,559,140      2,012,362
                                        ------------   -------------          ------------   ------------
OPERATING EXPENSES
   Selling and marketing                     785,943         309,786             1,367,368        625,606
   General and administrative              1,782,127         678,305             3,195,079      1,180,931
   Depreciation and amortization             102,108          50,528               152,352         95,228
                                        ------------   -------------          ------------   ------------
                                           2,670,178       1,038,619             4,714,799      1,901,765
                                        ------------   -------------          ------------   ------------
INCOME (LOSS) FROM OPERATIONS               (533,775)        119,778            (1,155,659)       110,597
                                        ------------   -------------          ------------   ------------
OTHER INCOME (EXPENSE)
   Equity in losses from investments         (14,486)             --               (16,088)            --
   Other income                                  455              --                 7,006             --
   Interest income                             1,429              --                 1,872             --
   Interest expense                         (772,228)        (50,551)             (804,781)       (80,717)
                                        ------------   -------------          ------------   ------------
                                            (784,830)        (50,551)             (811,991)       (80,717)
                                        ------------   -------------          ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES         (1,318,605)         69,227            (1,967,650)        29,880

INCOME TAXES (BENEFIT)                      (244,278)             --              (459,878)            --
                                        ------------   -------------          ------------   ------------
NET INCOME (LOSS)                       $ (1,074,327)  $      69,227          $ (1,507,772)  $     29,880
                                        ============   =============          ============   ============

UNAUDITED PRO FORMA DATA (Note 1):
   Income before income taxes
     (benefit)                          $       --     $      69,227          $         --   $     29,880
   Income taxes (benefit)                       --            27,691                    --         11,952
                                        ------------   -------------          ------------   ------------
   Net income                           $       --     $      41,536          $         --   $     17,928
                                        ============   =============          ============   ============
   Net income (loss) per share          $      (0.00)  $        0.00          $      (0.00)  $       0.00
                                        ============   =============          ============   ============
   Weighted average number of
     common shares used in the actual
     and pro forma net income (loss)
     per share  calculations             680,777,170     450,000,000           627,289,684    450,000,000

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six months ended June 30,
                                                                     ---------------------------
                                                                          2004           2003
                                                                     -----------    ------------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ (1,507,772)   $    29,880
  Adjustments to reconcile net income (loss)to net cash
  used in operating activities:
    Depreciation                                                          43,652         34,362
    Amortizaton of intangible assets and deferred  financing costs       116,233         49,916
    Deferred tax asset                                                  (459,879)            --
    Non-cash beneficial conversion feature charge                        666,667             --
    Compensation expense for stock options and stock issued               89,000             --
    Allowance for doubtful accounts                                       65,368         36,000
    Write-off deferred loan costs                                         24,862             --
    Loss on disposal of equipment                                         35,496             --
    Loss on equity investments                                            16,088             --
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (1,133,077)      (618,242)
    (Increase) decrease in prepaid expenses                              (63,339)         2,487
    (Increase) in costs in excess of billings                            (26,428)            --
    (Increase) decrease in due from stockholders                          (2,731)        50,000
    Decrease in other assets                                              14,721             --
    Increase in accounts payable and accrued expenses                    642,566         46,185
    Increase in deferred revenue                                          49,244             --
                                                                     -----------    -----------
      Net cash used in operating activities                           (1,429,329)      (369,412)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                 (186,389)       (19,351)
  Investment in DeLeeuw Associates, net of cash acquired              (2,010,266)            --
  Investment in Evoke Software Corp., net of cash acquired               466,583             --
  Equity investment in Leading Edge Communications Corp.                 (83,000)            --
                                                                     -----------    -----------
      Net cash used in investing  activities                          (1,813,072)       (19,351)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                                         (51,900)            --
  Net advances under line of credit                                    2,041,125        949,863
  Line of credit repayment                                            (1,789,110)            --
  Issuance of convertible line of credit notes                         4,000,000        225,000
  Deferred loan costs in connection with line of credit                  (30,534)            --
  Principal payments on long-term debt                                  (657,882)      (291,875)
  Principal payments on capital lease obligations                        (44,171)            --
  Distributions to stockholders                                               --       (439,784)
  Restricted cash                                                        (83,375)            --
                                                                     -----------    -----------
     Net cash provided by financing  activities                        3,384,153        443,204
                                                                     -----------    -----------

NET INCREASE IN CASH                                                     141,752         54,441
CASH, beginning of period                                                411,586             --
                                                                     -----------    ------------
CASH, end of period                                                  $   553,338    $    54,441
                                                                     ===========    ============

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six months ended June 30,
                                                                    ----------------------------
                                                                       2004            2003
                                                                    -----------      -----------
                                                                    (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                         $    60,046      $    57,989
     Cash paid for income taxes                                              --               --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

      During 2004 and 2003,  the  Company  entered  into  various
      capital   lease   arrangements   computer  and  trade  show
      equipment in the amount of $227,139 and $0, respectively.

      During March 2004, the Company acquired substantially all of the assets and liabilities of DeLeeuw Associates, Inc.

      The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date.

      COMPONENTS OF PURCHASE PRICE:
      -----------------------------

      Cash payments                                                 $     1,939               --
      Acquisition costs                                                      71               --
      Value of Common Stock                                              15,840               --
                                                                         -------         -------
                                                                    $    17,850               --

      ALLOCATION OF PURCHASE PRICE:

      Approved vendor status (40 month life)                               (539)              --
      Accounts receivable                                                  (975)              --
      Tradename (indefinite life)                                          (722)              --
      Goodwill                                                          (15,844)              --
      Other assets                                                          (56)              --
      Current liabilities assumed                                           286               --
                                                                         -------         -------
                                                                    $        --          $    --
                                                                         =======         =======

      During June 2004, the Company acquired substantially all of the assets and liabilities of Evoke Software Corporation.

      The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date.

      COMPONENTS OF PURCHASE PRICE:
      -----------------------------

      Value of Common Stock                                         $    12,384          $    --
      Acquisition costs                                                      31               --
                                                                         -------         -------
                                                                    $    12,415               --

      ALLOCATION OF PURCHASE PRICE:

      Customer contracts (Six year estimated life)                       (1,962)              --
      Computer software  (Three year estimated life)                     (1,381)              --
      Goodwill                                                          (10,269)              --
      Trade name (indefinite life)                                         (651)              --
      Accounts receivable                                                  (580)              --
      Furniture and equipment                                              (184)              --
      Cash                                                                 (497)              --
      Prepaid expenses                                                      (78)              --
      Other assets                                                          (11)              --
      Deferred revenue                                                    1,254               --
      Deferred compensation                                                 443               --
      Other liabilities                                                   1,302               --
      Minority interest                                                     199               --
                                                                         -------         -------
                                                                    $        --          $    --
                                                                         =======         =======

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

      Revenue recognition

      Revenue from consulting and professional services is recognized at the time the services are performed, on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. Revenues for large services projects are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract could reasonably be estimated. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

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

      Amortization

      The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. In conjuction with the DeLeeuw acquisition an intangible asset (Approved Vendor Status) was acquired which has been determined to have a 40 month life and is being amortized over this period.

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

Restatement of Financial Statements (unaudited)

      As a result of discussions with the Staff at the Securities and Exchange Commission, the Company made the decision to restate its accounting for the acquisitions of DeLeeuw Associates, Inc. and Evoke Software Corporation. The original purchase accounting for these acquisitions was recorded by the Company in the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 for the DeLeeuw acquisition and for the quarter ended June 30, 2004 for the Evoke acquisition. Additionally, during this process, it was determined that a deferred tax liability and the accounting for certain merger costs were initially recorded incorrectly. These changes require restatement of the Company's Quarterly Reports for the periods ending March 31, June 30 and September 30 2004.

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

      o The Company recorded an intangible asset as a result of the DeLeeuw acquisition and initially classified this asset as having an indefinite life. The Company has revised the classification of this intangible asset and assigned a definitive life to the asset. As a result of this change, approximately $15,000 and $40,000 of additional amortization expense was recorded by the Company during the quarters ended March 31, 2004 and June 30, 2004, respectively.

      o The Company initially recorded $300,000 deferred tax liability as part of the DeLeeuw Associates purchase accounting with the corresponding offset to goodwill. This accounting was subsequently determined to be incorrect and was reversed.

      o The Company recorded certain merger costs associated with its reverse merger in LCS Group as a reduction of additional paid in capital. It was inadequately determined to be incorrect and this item was recorded as additional expense.


      A summary of the balance sheet and income statement effects of the restatement for the three and six months ended June 30, 2004 is as follows:

                                       As of June 30, 2004
                                     ---------------------------
                                     As reported       Restated
                                     ---------------------------
Goodwill                              2,506,224       27,197,882
Intangible assets, net                6,275,095        5,503,823
Total assets                         16,648,893       40,569,279
Deferred taxes                         (336,900)         (36,900)
Accumulated deficit                  (1,586,319)      (1,735,878)
Additional paid-in capital            7,788,169       32,158,114

                                   Three months ended June 30, 2004    Six months ended June 30, 2004
                                   --------------------------------    ------------------------------
                                     As reported       Restated           As reported    Restated
                                   --------------------------------    ------------------------------
Depreciation and amortization            61,697          102,108             98,471        152,352
General and administration                   --               --          3,162,907      3,195,079
Loss from operations                   (493,307)        (533,775)        (1,006,100)    (1,155,659)
Loss before income taxes             (1,278,137)      (1,318,605)        (1,818,092)    (1,967,650)
Net loss                             (1,033,916)      (1,074,327)        (1,358,213)    (1,507,772)
Loss per share                            (0.00)           (0.00)             (0.00)         (0.00)

      Reclassifications

      Certain amounts have been reclassified to conform to the Company's current presentations. The reclassifications have no effect on total revenue or net loss for the period.

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

      Exclusive  of  future   contingent   consideration,   the  components  and
allocations of the purchase price was allocated to the various assets and liabilities of Evoke as follows:

COMPONENTS OF PURCHASE PRICE:
-----------------------------

Value of Common Stock                    $12,384
Acquisition costs                             21
                                         -------
                                         $12,405

ALLOCATION OF PURCHASE PRICE:

Customer contracts                       (1,962).....(Six year estimated life)
Computer software                        (1,381).....(Three year estimated life)
Goodwill                                (10,259)
Trade name                                 (651).....(indefinite life)
Accounts receivable                        (580)
Furniture and equipment                    (184)
Cash                                       (497)
Prepaid expenses                            (78)
Other assets                                (11)
Deferred revenue                          1,254
Deferred compensation                       443
Other liabilities                         1,302
Minority interest                           199
                                        --------
                                        $     --
                                        ========

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

                                      Six Months Ended June 30,
                                  -------------------------------
                                         2004           2003
                                         ----           ----

Revenues                          $   15,263,889   $  12,486,228
Net Loss                          $   (1,617,433)  $  (1,232,942)
Net Loss per share                $        (0.00)  $       (0.00)

Note 3 - Property and equipment

Property and equipment consisted of the following:
                                                                  June 30,
                                                                    2004
                                                               -------------
Computer equipment                                             $    787,335
Furniture and fixtures                                              198,026
Automobiles                                                          72,833
Leasehold improvements                                              216,306
                                                               -------------
                                                                  1,274,500
Accumulated depreciation                                           (646,541)
                                                               -------------

                                                               $    627,959
                                                               =============

Note 4 - Intangible assets

Intangibles acquired have been assigned as follows:
                                                                   June 30,
                                                                    2004
                                                               -------------
Customer contracts                                             $  1,962,000
Approved vendor status                                              538,814
Computer software                                                 1,381,000
Tradename                                                         1,373,000
Customer lists and contracts                                        414,000
Proprietary rights and rights to the name of Scosys Inc.             20,000
                                                               -------------
                                                                  5,688,814
Accumulated amortization                                           (184,991)
                                                               -------------

                                                               $  5,503,823
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

                                                                Six months ended
                                                                 June 30, 2004
                                                                ----------------

Reported net loss                                               $ (1,507,772)
Pro-forma stock compensation, net of tax                            (139,238)
                                                                -------------
Pro forma net loss                                              $  (1,647,010)
                                                                =============

Basic EPS:
   As reported                                                  $      (0.00)
   Pro-forma                                                    $      (0.00)
Diluted EPS:
   As reported                                                  $      (0.00)
   Pro-forma                                                    $      (0.00)

Weighted average fair value per option share granted            $       0.13
Weighted average assumptions used to value options granted:
   Risk free interest rate                                              1.33%
   Expected volatility                                                   139%
   Expected life (years)                                                3.00

Note 10 - Earnings Per Share

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

The components of basic and diluted earnings per share are as follows:

                                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                                    ---------------------------     -------------------------
                                                                        2004          2003            2004            2003
                                                                        ----          ----            ----            ----

Net income (loss) available for common stockholders (A)             $ (1,074,327) $    69,227       $ (1,507,772)  $    29,880

Weighted average outstanding shares of common stock (B)              680,777,170  450,000,000        627,289,684   450,000,000

Common stock and common stock equivalents (C)                        680,777,170  450,000,000        627,289,684   450,000,000


Earnings (loss) per share:
  Basic (A/B)                                                       $      (0.00) $      0.00       $      (0.00)  $      0.00
                                                                    ============  ===========       =============  ===========
  Diluted (A/C)                                                     $      (0.00) $      0.00       $      (0.00)  $      0.00
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

Selling and marketing

      Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.8 million, or 12.1% of revenue, and $1.4 million, or 11.6% of revenue, for the three and six months ended June 30, 2004, respectively, compared to $0.3 million, or 8.5% of revenue, and $0.6 million, or 8.8% of revenue, for the three and six months ended June 30, 2003, respectively. Selling and marketing costs increased in absolute dollars primarily due to increased payroll and related costs associated with the increased headcount in our sales force. We have hired additional salespeople as part of our strategy to gain new clients and increase our revenue.

General and administrative

      General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.8 million, or 27.3% of revenue, and $3.2 million, or 27.1% of revenue, for the three and six months ended June 30, 2004, respectively, compared to $0.7 million, or 18.5% of revenue, and $1.2 million, or 16.6% of revenue, for the three and six months ended June 30, 2003, respectively. General and administrative costs primarily increased due to increased headcount resulting from the acquisition of DeLeeuw Associates, Inc., increased salaries paid to our officers due to hiring a chief financial officer during the fourth quarter of 2003 and increasing the salaries of our other company officers to compensate them competitively with other public companies our size. We also increased general and administrative headcount in the first quarter to support the increased size of the business which increased overall salary expense, incurred increased legal and accounting fees associated with becoming a public company and higher insurance premiums due to the growth of the Company.

Depreciation and amortization

      Depreciation expense is recorded on our property and equipment which is generally depreciated over a period between three to seven years. Amortization is recorded for acquired intangible assets that have a finite useful life and for financing costs. Amortization of acquired intangible assets that have a finite useful life is recorded over the estimated useful life of the asset. Financing costs are amortized over the life of the related loans. Depreciation and amortization expenses were $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively, compared to $51,000 and $95,000 for the three and six months ended June 30, 2003, respectively.

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

      Cash used by operations during the six months ended June 30, 2004 was $1.4 million, an increase of $1.0 million from the six months ended June 30, 2003. This increase in cash used by operations is primarily due to a $0.5 million increase in accounts receivable, a $0.5 million increase in the deferred tax asset during the six month period and the net loss of $0.7 million, which was partially offset by an increase in accounts payable and accrued expenses of $0.6 million. The increase in accounts receivable is due to billings to new clients and increased business with several established clients. Non-cash expenses included depreciation, amortization, and the allowance for doubtful accounts.

      Cash used by investing activities was $1.8 million during the six months ended June 30, 2004. This was due to payments of $2.0 million made primarily as acquisition payments for DeLeeuw Associates, Inc. and for the purchases of equipment for the Company.

      Cash provided by financing activities was $3.4 million during the six months ended June 30, 2004. During the first six months of 2004, $4.0 million was raised from the issuance of line of credit notes, all outstanding amounts under our previous line of credit and notes payable agreements with Fleet Bank, totaling $2.3 million, were repaid and $2.0 million was borrowed from our new line of credit with North Fork Bank.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Revenue recognition

      Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized on the number of hours worked by consultants at an agreed-upon rate per hour. Revenues for large services projects are recognized using the percentage of completion method for long-term construction type contracts where costs to complete the contract could reasonably be estimated. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

Accounts receivable

      The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable  and  adjusts  the  allowance  for  doubtful  accounts,  when  deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions.

Amortization

      The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of five years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from these contracts, generally five to six years. In conjuction with the DeLeeuw acquisition, an intangible asset (Approved Vendor Status) was acquired which has been determined to have a 40 month life and is being amortized over this period.

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

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. The Company has determined during its preliminary annual impairment review that the goodwill recorded for both the DeLeeuw and Evoke acquisitions is likely to be impaired.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The following is a list of exhibits to this Form 10-QSB:

4.1* Security Agreement, dated August 16, 2004, among the Registrant, DeLeeuw Associates, LLC, CSI Sub Corp. (DE), Evoke Software Corporation and Laurus Master Fund, Ltd. ("Laurus")

4.2* Securities Purchase Agreement, dated August 16, 2004, among the Registrant and Laurus

4.3* Registration Rights Agreement, dated August 16, 2004, among the Registrant and Laurus

4.4*  Secured Convertible Minimum Borrowing Note, dated August 16, 2004

4.5*  Secured Revolving Note, dated August 16, 2004

4.6*  Secured Convertible Term Note, dated August 16, 2004

4.7*  Common Stock Purchase Warrant, dated August 16, 2004

4.8* Stock Pledge Agreement, dated August 16, 2004, among the Registrant and Laurus

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

* Previously filed.

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

                           April 12, 2005