Form 10QSB/A
period 2004-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-04-13
CIK 934306

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

   Consolidated Balance Sheet as of September 30, 2004 (unaudited)(Restated).......................................3

   Consolidated Statements of Operations for the three and nine months ended
      September 30, 2004 (Restated) and 2003 (unaudited)...........................................................4

   Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (Restated)
      and 2003 (unaudited).........................................................................................5

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

Item 3.  Controls and Procedures..................................................................................28

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................28

Item 6.  Exhibits and Reports on Form 8-K.........................................................................28

Signatures

Explanatory Note

This Amendment No. 1 to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 was filed in order to restate the consolidated financial statements as of and for the three and nine months ended September 30, 2004 to revise the accounting treatment related to the purchase accounting for the Company's acquisitions of DeLeeuw Associates, Inc. and Evoke Software Corporation, certain merger costs associated with the reverse merger with LCS Group, Inc. and to revise the accounting for a deffered tax liability recorded in connection with the DeLeeuw Associates acquisition. See Note 1, Restatement of Financial Statements.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                                                                         (Restated)
ASSETS
CURRENT ASSETS
      Cash                                                                             $    882,986
      Restricted cash                                                                        83,375
      Accounts receivable, net of allowance for doubtful accounts of $150,755             4,216,357
      Accounts receivable from related parties; See note 8                                  900,942
      Prepaid expenses                                                                      188,513
      Costs in excess of billings                                                           139,565
      Deferred tax asset                                                                     63,938
                                                                                       ------------
          Total Current Assets                                                            6,475,676
                                                                                       ------------

PROPERTY AND EQUIPMENT, at cost, net; See note 2                                            697,399
                                                                                       ------------

OTHER ASSETS
      Restricted cash                                                                     4,251,000
      Due from stockholders, including accrued interest of $25,696                          207,719
      Goodwill                                                                           27,327,899
      Intangible assets, net of accumulated amortization of $548,065; See note 3          5,140,749
      Deferred financing costs, net of accumulated amortization of $30,881                  850,539
      Discount on debt issued, net of accumulated amortization of
         $270,434; See note 4                                                             7,305,741
      Equity investments                                                                    113,876
      Other assets                                                                            4,433
                                                                                       ------------
                                                                                         45,201,956
                                                                                       ------------

          Total Assets                                                                 $ 52,375,031
                                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Line of credit; See note 5                                                       $  3,200,000
      Current portion of long-term debt                                                     110,622
      Accounts payable and accrued expenses                                               3,947,987
      Short term note payable, See note 7                                                   454,545
      Deferred revenue                                                                    1,057,533
                                                                                       ------------
          TOTAL CURRENT LIABILITIES                                                       8,770,687

LONG-TERM DEBT, net of current portion, See note 6                                        4,714,026

DEFERRED TAXES                                                                               36,900
                                                                                       ------------

          Total liabilities                                                              13,521,613
                                                                                       ------------

MINORITY INTEREST; See note 13                                                              157,104
                                                                                       ------------

COMMITMENTS AND CONTINGENCIES                                                                    --

STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, 1,000,000,000 shares authorized;
          768,510,668 issued and outstanding                                                768,511
      Additional paid in capital                                                         42,874,590
      Accumulated deficit                                                                (4,946,787)
                                                                                       ------------
          Total Stockholders' Equity                                                     38,696,314
                                                                                       ------------

          Total Liabilities and Stockholders' Equity                                   $ 52,375,031
                                                                                       ============

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                    ----------------------------------        ----------------------------------
                                                         2004                 2003                 2004                 2003
                                                    -------------        -------------        -------------        -------------
                                                      (Restated)                                (Restated)
REVENUE                                             $   6,877,872        $   3,509,696        $  18,655,937        $  10,607,502

COST OF SERVICES                                        4,585,407            2,459,636           12,804,332            7,545,080
                                                    -------------        -------------        -------------        -------------

GROSS PROFIT                                            2,292,465            1,050,060            5,851,605            3,062,422
                                                    -------------        -------------        -------------        -------------

OPERATING EXPENSES

Selling and marketing                                   1,378,434              439,345            2,745,802            1,064,951
General and administrative                              1,761,592              645,570            4,956,671            1,826,501
Research and development                                  270,976                   --              270,976                   --
Depreciation and amortization                             458,059               51,899              610,411              147,127
                                                    -------------        -------------        -------------        -------------

                                                        3,869,061            1,136,814            8,583,860            3,038,579
                                                    -------------        -------------        -------------        -------------

INCOME (LOSS) FROM OPERATIONS                          (1,576,596)             (86,754)          (2,732,255)              23,843
                                                    -------------        -------------        -------------        -------------

OTHER INCOME (EXPENSE)
   Equity in losses from investments                       (8,812)                  --              (24,900)                  --
   Other income                                               289                   --                7,295                   --
   Interest income                                          1,519                   --                3,391                   --
   Interest expense                                    (1,045,997)             (11,587)          (1,850,778)             (92,304)
                                                    -------------        -------------        -------------        -------------

                                                       (1,053,001)             (11,587)          (1,864,992)             (92,304)
                                                    -------------        -------------        -------------        -------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST         (2,629,597)             (98,341)          (4,597,247)             (68,461)

INCOME TAXES (BENEFIT)                                    623,608                   --              163,730                   --
                                                    -------------        -------------        -------------        -------------
LOSS BEFORE MINORITY INTEREST                          (3,253,205)             (98,341)          (4,760,977)             (68,461)

MINORITY INTEREST                                          42,296                   --               42,296                   --
                                                    -------------        -------------        -------------        -------------

NET LOSS                                            $  (3,210,909)       $     (98,341)       $  (4,718,681)       $     (68,461)
                                                    =============        =============        =============        =============

UNAUDITED PRO FORMA DATA (Note 1):
    Loss before income taxes (benefit)              $          --        $     (98,341)       $          --        $     (68,461)
    Income taxes (benefit)                                     --              (39,277)                  --              (27,325)
                                                    -------------        -------------        -------------        -------------
    Net loss                                        $          --        $     (59,064)       $          --        $     (41,136)
                                                    =============        =============        =============        =============
    Net loss per share                              $       (0.00)       $       (0.00)       $       (0.01)       $       (0.00)
                                                    =============        =============        =============        =============
Weighted average number of common shares used
  in the actual and  pro forma net loss
  per share calculations                              766,699,073          450,000,000          674,098,676          450,000,000


See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine months ended September 30,
                                                                                                   ------------------------------
                                                                                                        2004            2003
                                                                                                    -----------      -----------
                                                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                       $(4,718,681)     $   (68,461)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                                   104,211           56,622
         Amortizaton of intangible assets, deferred financing costs and discount on debt issued         897,872           83,595
         Beneficial conversion feature associated with convertible debt instruments                   1,214,286
         Deferred tax asset                                                                             163,730               --
         Compensation expense for stock options and stock issued                                         94,625               --
         Allowance for doubtful accounts                                                                 75,748           54,000
         Write-off deferred loan costs                                                                   45,215               --
         Loss on disposal of equipment                                                                   35,496               --
         Loss on equity investments                                                                      24,900               --
         Minority interest in Evoke Software Corporation                                                (42,296)
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                             (1,059,936)        (381,137)
         Increase in accounts receivable from related parties                                          (507,984)
         (Increase) decrease in prepaid expenses                                                          3,824           (5,319)
         (Increase) in costs in excess of billings                                                     (139,565)              --
         Increase in due from stockholders                                                               (4,096)              --
         Decrease in other assets                                                                        14,721           57,313
         Increase (decrease) in accounts payable and accrued expenses                                   920,258          (91,906)
         Increase in deferred revenue                                                                  (196,509)              --
         Increase (decrease) in other current liabilities                                                 8,987           (2,086)
                                                                                                    -----------      -----------
             Net cash used in operating activities                                                   (3,065,194)        (297,379)
                                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                              (42,111)         (20,759)
     Investment in DeLeeuw Associates, net of cash acquired                                          (2,010,266)              --
     Investment in Evoke Software Corp., net of cash acquired                                           346,073               --
     Equity investment in Leading Edge Communications Corp.                                             (83,000)              --
                                                                                                    -----------      -----------
             Net cash used in investing activities                                                   (1,789,304)         (20,759)
                                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                                     (51,900)              --
     Net advances under line of credit                                                                1,410,890           89,862
     Issuance of convertible line of credit notes                                                     4,000,000        1,522,438
     Issuance of short-term note payable                                                              1,000,000               --
     Issuance of long-term note payable                                                               5,000,000               --
     Deferred loan costs in connection with line of credit                                             (911,954)         (95,436)
     Principal payments on long-term debt                                                              (698,088)        (295,785)
     Principal payments on capital lease obligations                                                    (92,987)              --
     Distributions to stockholders                                                                           --         (767,468)
     Restricted cash                                                                                 (4,334,375)              --
                                                                                                    -----------      -----------
         Net cash provided by financing activities                                                    5,321,586          453,611
                                                                                                    -----------      -----------

         Effect of exchange rate changes on cash and cash equivalents                                     4,312

NET INCREASE IN CASH                                                                                    471,400          135,473
CASH, beginning of period                                                                               411,586               --
                                                                                                    -----------      -----------

CASH, end of period                                                                                 $   882,986      $   135,473
                                                                                                    ===========      ===========

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
                                                                                        2004             2003
                                                                                     -----------      -----------
                                                                                     (Unaudited)
                                                                                     (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                          $   134,546      $    84,860
     Cash paid for income taxes                                                               --               --

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

     Acquired cash                                                                   $   497,492      $        --
     Acquired accounts receivable                                                        579,839               --
     Acquired customer contracts                                                       1,962,000               --
     Acquired tradename                                                                  651,000               --
     Acquired computer software                                                        1,381,000               --
     Acquired goodwill                                                                10,389,000               --
     Acquired prepaid expenses                                                            78,533
     Acquired other assets                                                                11,350               --
     Acquired furniture and equipment                                                    183,717               --
     Acquired deferred revenue                                                        (1,254,043)              --
     Acquired deferred compensation                                                     (443,174)
     Acquired liabilities                                                             (1,301,856)              --
     Minority interest                                                                  (199,400)

     On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The following assets and liabilities were obtained as a result of the acquisition

     Acquired accounts receivable                                                    $   975,513      $        --
     Acquired approved vendor status                                                     538,814               --
     Acquired tradename                                                                  722,000               --
     Acquired goodwill                                                                15,844,000               --
     Acquired investment in limited liability company                                     55,776               --
     Acquired liabilities                                                               (285,651)              --

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

      AMORTIZATION

      The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. In conjunction with the DeLeeuw acquisition, an intangible asset (Approved Vendor Status) was acquired which has been determined to have a 40 month life and is being amortized over this period.

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

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. The Company has completed it's preliminary impairment review and anticipates a charge of approximately $22,000,000 to $24,000,000. The impairment charge will be reflected in the Company's Annual Report on Form 10KSB for the year ended December 31, 2004.

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

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $1,431,000 in the third quarter of 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset may not be realizable.

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

      o The Company recorded an intangible asset as a result of the DeLeeuw acquisition and initially classified this asset as having an indefinite life. The Company has revised the classification of this intangible asset and assigned a definitive life to the asset. As a result of this change, approximately $15,000, $40,000 and $40,000 of additional amortization expense was recorded by the Company during the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

      o The Company initially recorded $300,000 deferred tax liability part of the DeLeeuw Associates purchase accounting with corresponding offset to goodwill. This accounting was subsequently determined to be incorrect and was reversed.

      o The Company recorded certain merger costs associated with its reverse merger into LCS Group as a reduction of additional paid in capital. It was subsequently determined to be incorrect and this item was recorded as additional expense.

      A summary of the balance sheet and income statement effects of the restatement for the three and nine months ended September 30, 2004 is as follows:

                                            September 30, 2004
                                  --------------------------------------
                                   As reported         Restated
                                  --------------------------------------
Goodwill                             2,506,224        27,327,899
Intangible assets, net               6,079,679         5,140,749
Total assets                        28,492,286        52,375,031
Accumulated deficit                 (4,460,870)       (4,946,787)
Additional paid-in capital          18,501,875        42,874,590


                                  Three months ended September 30, 2004       Nine months ended September 30, 2004
                                 ---------------------------------------    ---------------------------------------
                                    As reported     Restated                     As reported     Restated
                                 ---------------------------------------    ---------------------------------------
General and administrative           1,698,088      1,761,592                    4,860,995      4,956,671
Depreciation and amortization          417,648        458,059                      516,119        610,411
Loss from operations                (1,536,185)    (1,576,596)                  (2,542,285)    (2,732,255)
Loss before income taxes
  and minority interest             (2,589,186)    (2,629,597)                  (4,407,278)    (4,597,247)
Loss before minority interest       (2,912,794)    (3,253,205)                  (4,271,007)    (4,760,977)
Net loss                            (2,870,498)    (3,210,909)                  (4,228,711)    (4,718,681)
Loss per share                           (0.00)         (0.00)                       (0.01)         (0.01)


Reclassifications

Certain amounts have been reclassified to conform to the Company's current presentations. The reclassifications have no effect on total revenues or net loss for the period.

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
                                                                    ===========

NOTE 3 - INTANGIBLE ASSETS

Intangibles acquired have been assigned as follows:

                                                                   September 30,
                                                                       2004
                                                                    -----------

Customer contracts                                                  $ 2,376,000
Approved vendor status                                                  538,814
Computer software                                                     1,381,000
Tradename                                                             1,373,000
Proprietary rights and rights to the name of Scosys Inc.                 20,000
                                                                    -----------
                                                                      5,688,814

Accumulated amortization                                               (548,065)
                                                                    -----------

                                                                    $ 5,140,749
                                                                    ===========

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

                                                               Nine months ended
                                                               September 30, 2004
                                                               ------------------
Reported net loss                                                $  (4,718,681)
Pro forma stock compensation, net of tax                              (156,285)
                                                                 -------------
Pro forma net loss                                               $  (4,874,966)
                                                                 =============

Basic EPS:

       As reported                                               $       (0.01)
       Pro forma                                                 $       (0.01)
Diluted EPS:

       As reported                                               $       (0.01)
       Pro forma                                                 $       (0.01)

Weighted average fair value per option share granted             $        0.13
Weighted average assumptions used to value options granted:
       Risk free interest rate                                            1.33%
       Expected volatility                                          138% - 151%
       Expected life (years)                                              3.00

NOTE 11 - EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      The components of basic and diluted earnings per share are as follows:

                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                           --------------------------------    -------------------------------
                                                                2004             2003              2004               2003
                                                            ------------      -----------      ------------      -------------
Net loss available for common stockholders (A)              $ (3,210,909)     $   (98,341)     $ (4,718,681)     $     (68,461)
Weighted average outstanding shares of common stock (B)      766,699,073      450,000,000       674,098,676        450,000,000
Common stock and common stock equivalents (C)                766,699,073      450,000,000       674,098,676        450,000,000

Loss per share:
    Basic (A/B)                                             $      (0.00)     $     (0.00)     $      (0.01)     $       (0.00)
                                                            ============      ===========      ============      =============
    Diluted (A/C)                                           $      (0.00)     $     (0.00)     $      (0.01)     $       (0.00)
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

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $1,431,000 in the third quarter of 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset may not be realized.

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

      The Company considers reportable segments as business units that offer different products and are managed separately.

                                                           As of and for the nine months ended September 30,
                                       -------------------------------------------------------------------------------------------
                                                           2004                                           2003
                                       --------------------------------------------    -------------------------------------------
                                       Professional                                    Professional
                                         services        Software      Consolidated      services       Software      Consolidated
                                       ------------    ------------    ------------    ------------    ------------   ------------
Net revenues from external customers   $ 17,876,860    $    779,077    $ 18,655,937    $ 10,607,502    $         --   $ 10,607,502
Segment net loss                         (3,504,342)     (1,214,339)     (4,718,681)        (68,461)             --        (68,461)
Interest income                               3,359              32           3,391              --              --             --
Interest expense                          1,383,079         467,699       1,850,778          92,304              --         92,304
Depreciation and amortization               305,691         304,720         610,411         147,127              --        147,127

Total segment assets                     48,063,108       4,311,923      52,375,031       4,314,344              --      4,314,344

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

GROSS PROFIT

      Gross profit was $2.3 million, or 33.3% of revenue, and $5.9 million, or 31.4% of revenue for the three and nine months ended September 30, 2004, respectively, compared to $1.1 million, or 29.9% of revenue, and $3.1 million, or 28.9% of revenue, for the three and nine months ended September 30, 2003, respectively. The DeLeeuw acquisition contributed gross profit of $0.6 million, or 9.4% of revenues and $1.2 million, or 6.2% of revenues for the three and nine months ended September 30, 2004 and the Evoke acquisition contributed gross profit of $0.7 million, or 9.9% of revenues, and $0.7 million, or 3.6% of revenues, for the three and nine months ended September 30, 2004. Gross profit attributed to ongoing CSI operations was $1.0 million, or 42.1% of total gross profit, and $4.0 million, or 68.5% of total gross profit, for the three and nine months ended September 30, 2004, respectively.

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

GENERAL AND ADMINISTRATIVE

      General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.8 million, or 25.6% of revenue, and $5.0 million, or 26.6% of revenue, for the three and nine months ended September 30, 2004, respectively, compared to $0.6 million, or 18.4% of revenue, and $1.8 million, or 17.2% of revenue, for the three and nine months ended September 30, 2003, respectively. $0.4 million and $0.1 million of the increase in general and administrative expenses during the three months ended September 30, 2004 is attributed to the costs of operating the Evoke and DeLeeuw companies subsequent to the acquisitions during 2004, respectively. Additionally, $0.2 million is attributed to an increase in officer's salaries as the result of hiring a chief financial officer during the fourth quarter of 2003 and increasing the salaries of other Company officers to compensate them competitively with other public companies the size of the Company. The Company also increased general and administrative and development headcount by twelve employees during 2004, as compared to 2003, to support the increased size of the business which resulted in an increase in salaries of $0.2 million in comparing the third quarter of 2004 versus third quarter 2003. For the three months ended September 2004 an increase of $0.1 million was incurred as the result of legal and accounting fees associated with becoming a public company and higher insurance premiums due to the growth of the Company. For the nine months ended September 30, 2004, general and administrative expense increased, as compared to the same period in the prior year, due to the increased headcount of 15 and 43 and payroll costs of $775,000 and $625,000 for the acquisitions of Evoke and DeLeeuw, respectively, in 2004.

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

DEPRECIATION AND AMORTIZATION

      Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.5 million and $0.6 million for the three and nine months ended September 30, 2004, respectively, compared to $52,000 and $0.1 million for the three and nine months ended September 30, 2003, respectively. $0.3 million of the increase in depreciation and amortization during the three and nine months ended September 30, 2004 is attributed to amortization of the acquired Evoke intangible assets.

OTHER INCOME (EXPENSE)

      The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt of $270,434 issued is also recorded as interest expense. Beneficial conversion charges related to convertible debt agreements are also charged to interest expense. Beneficial conversion charges of $0.7 million and $1.2 million were recorded for the three and nine months ended September 30, 2004, respectively. Interest expense recorded was $0.5 million and $0.6 million for the three and nine months ended September 30, 2004, respectively, compared to $12,000 and $0.1 million for the three and nine months ended September 30, 2003, respectively. This is directly related to the August and September financings described below in the liquidity and capital resources section. The Company recorded equity income in its investment in DeLeeuw International (Turkey) of $3,841 and $11,478 for the three and nine months ended September 30, 2004, respectively, and an equity loss in its investment in LEC of $12,653 and $36,378 for the three and nine months ended September 30, 2004, respectively.

INCOME TAXES

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $1,431,000 in the quarter ending September 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset may not be realized.

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

      Cash used by operations during the nine months ended September 30, 2004 was $3.1 million, an increase of $2.8 million from the nine months ended September 30, 2003. This increase in cash used by operations is primarily due to a $2.0 million loss from operations (adjusted for non-cash charges), a $1.1 million increase in accounts receivable, a $0.5 million increase in the related party receivables, and a $0.2 million reduction in deferred revenue during the nine month period, which was partially offset by an increase in accounts payable and accrued expenses of $0.9 million. Trade accounts receivable increased primarily due to $0.9 million of receivables for DeLeeuw which was acquired in March 2004 and $0.5 million for Evoke, which was acquired in June 2004. The increase in the related party receivables is due to billings to LEC for work performed under a subcontractor agreement beginning in December 2003. The Company acquired 49% of LEC in 2004. Deferred revenue declined as a result of recognition of the revenue as it was earned during 2004. Accounts payable and accrued expenses increased primarily due to $0.3 million related to DeLeeuw and $1.3 million related to Evoke, both of which were acquired during 2004.

      Cash used by investing activities was $1.8 million during the nine months ended September 30, 2004. This was due to payments of $2.1 million made primarily as acquisition payments for DeLeeuw and for the purchases of equipment for the Company, partially offset by $0.3 million of cash received as part of the Evoke acquisition.

      Cash provided by financing activities was $5.3 million during the nine months ended September 30, 2004. During the first nine months of 2004, $4.0 million was raised from the issuance of line of credit notes and $1.0 million was raised from the issuance of a short-term note payable and additional line of credit borrowings of $1.4 million. $0.8 million of principal payments on long-term debt and on capital lease obligations were made by the Company during this time period.

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

      AMORTIZATION

      The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. In conjunction with the DeLeeuw acquisition, an intangible asset (Approved Vendor Status) was acquired which has been determined to have a 40 month life and is being amortized over this period.

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

      Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. The Company has completed it's preliminary impairment review and anticipates a charge of approximately $22,000,000 to $24,000,000. The impairment charge will be reflected in the Company's Annual Report on Form 10KSB for the year ended December 31, 2004.

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

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $1,431,000 in the third quarter of 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset may not be realized.

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