Form 10KSB
period 2004-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-04-13
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ending December 31, 2004

                                       Or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

                         Commission file number 0-30420

                     CONVERSION SERVICES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                       20-1010495
       (State or other jurisdiction                           (IRS Employer
    of incorporation or organization)                     Identification number)

 100 Eagle Rock Avenue, East Hanover, NJ                          07936
 (Address of Principal Executive Offices)                       (Zip Code)

                                  973-560-9400
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                    ---------------------------------------
                         Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  |X|           NO  |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year: $25,166,517

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56,499,264 as of April 8, 2005 (based on the closing price for such stock as of April 8, 2005).

         Indicate the number of shares outstanding of each of the issuer's classes of common stock:

               Class                     Outstanding at April 8, 2005
------------------------------------- -------------------------------------
   Common Stock, $.001 par value                  781,010,668

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

         In addition to historical information, this Annual Report on Form 10-KSB contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business", "Risk Factors", and "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

         In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.

                                      INDEX

--------------------------------------------------------------------------------
PART I                                                                         4
Item 1.        Business                                                        4
Item 2.        Description of Property                                        35
Item 3.        Legal Proceedings                                              36
Item 4.        Submission of Matters to a Vote of Security Holders            36


PART II                                                                       37
Item 5.        Market for Common Equity and Related Stockholder Matters       37
Item 6.        Management's Discussion and Analysis or Plan of Operation      38
Item 7.        Financial Statements                                           55
Item 8.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       55
Item 8A.       Controls and Procedures                                        56
Item 8B.       Other Information                                              59


PART III                                                                      60
Item 9.        Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act     60
Item 10.       Executive Compensation                                         62
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     68
Item 12.       Certain Relationships and Related Transactions                 69
Item 13.       Exhibits                                                       71
Item 14.       Principal Accountant Fees and Services                         75

               Signatures                                                     76

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

         References in this Form 10-KSB to the "Company," "CSI," "we," "our," and "us" refer to Conversion Services International, Inc. and our consolidated subsidiaries. We are a technology firm providing professional services to the Global 2000 as well as mid-market clientele. Our core competency areas include strategic consulting, data warehousing, business intelligence and data management consulting. Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although we do have clients in other industries. Our clients are primarily located in the northeastern United States. We enable organizations to leverage their corporate information assets by providing strategy, process, methodology, data warehousing, business intelligence, enterprise reporting and analytic solutions. Our organization delivers value to our clients, utilizing a combination of business acumen, technical proficiency, experience and a proven set of "best practices" methodologies to deliver cost effective services through either fixed price or time and material engagements. We are committed to being a leader in data warehousing and business intelligence consulting, allowing us to be a valuable asset and trusted advisor to our customers.

            We believe that our primary strengths that distinguish us from our competitors are our:

      o     understanding of data management solutions;
      o ability to provide solutions that integrate people, improve process and integrate technologies;
      o extensive service offerings as it relates to data warehousing, business intelligence, strategy and data quality;
      o our perspective regarding the accuracy of data and our data purification process,
      o     best practices methodology, process and procedures;
      o experience in architecting, recommending and implementing large and complex data warehousing and business intelligence solutions; and
      o ability to establish centers of excellence within client organizations to address data quality and business intelligence.

            Our goal is to be the premier provider of data warehousing, business intelligence and related strategic consulting services, as well as data quality products for organizations seeking to leverage and improve the quality of their corporate information. In support of this goal we intend to:

      o     enhance our brand and mindshare;
      o     continue growth both organically and via acquisition;
      o     increase our geographic coverage;
      o     expand our client relationships;
      o     introduce new and creative service offerings; and
      o     leverage our strategic alliances.

         We are committed to being a leader in data warehousing and business intelligence consulting. As a data warehousing and business intelligence specialist, we approach business intelligence from a strategic perspective, providing integrated data warehousing and business intelligence strategy and technology implementation services to clients that are attempting to leverage their enterprise information. Our matrix of services includes strategy consulting, data warehousing and business intelligence architecture and implementation solutions, data quality solutions and data management solutions. We have developed a methodology which provides a framework for each stage of a client engagement, from helping the client conceive its strategy, to architecting, engineering and extending its information. We believe that our integrated methodology allows us to deliver reliable, robust, scalable, secure and extensible business intelligence solutions in rapid timeframes based on accurate information.

         We are a Delaware corporation formerly named LCS Group, Inc. In January 2004, a privately-held company named Conversion Services International, Inc. ("Old CSI") merged with and into our wholly owned subsidiary, LCS Acquisition Corp. In connection with such transaction: (i) a 14-year old information technology business became our operating business, (ii) the former stockholders of Old CSI assumed control of our Board of Directors and were issued approximately 75.9% of the outstanding shares of our common stock at that time (due to subsequent events, that percentage of ownership has decreased), and
(iii) we changed our name to "Conversion Services International, Inc." The acquisition was accounted for as a reverse acquisition. Please see Note 1 Accounting Policies of the Notes to Consolidated Financial Statements for further discussion on this transaction.

         Our offices are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, and our telephone number is (973) 560-9400.

Our Services

         As a full service strategic consulting, business intelligence, data warehousing and data management firm, we offer services in the following solution categories:

         Strategic Consulting: - Involves planning and assessing both process and technology, performing gap analysis, making recommendations regarding technology and process improvements to help our clients realize their business goals and maximize their investments in people and technology.

      o Project Management (PMO) - Setting up an internal office at a client location, staffed with senior/certified project managers that act in accordance with the policies and procedures identified in CSI Best Practices for Project Management.

      o Data Warehousing and Business Intelligence Strategic Planning - Helping clients develop a strategic roadmap to align with a data warehouse or business intelligence implementation. These engagements are focused on six strategic domains that have been identified and documented by CSI: Business Case, Program Formulation, Organizational Design, Program Methodologies, Architecture and Operations and Servicing.

      o Business Technology Alignment - A strategic offering that consists of a series of interviews including both the business and technology constituents. The purpose is to collect information regarding user satisfaction, user requirements and expectations, as well as the technology groups understanding of needs and current and future deliverables. The result is a document that outlines recommendations that will better align the user and technology groups and deliver more perceived value.

      o Tool Analysis and Recommendation - Gather business and technical requirements and measure those requirements against the capabilities of available tools in the current marketplace. Tools evaluated and recommended include reporting, ad-hoc query, analytics, extract, transform and load processes (ETL), data profiling, database and data modeling.

      o Integration Management, Mergers and Acquisitions - Work with clients to implement best practices for mergers and acquisitions. Support all aspects of the integration process from initial assessment through implementation support.

      o Regulatory Compliance (The Health Insurance Portability and Accountability Act of 1996, Basel II, Sarbanes-Oxley) - Work with clients to analyze, design and implement operational control and procedures that will align the organization to meet new regulatory requirements.

      o Process Improvement (Lean, Six Sigma) - Provide a full array of products and services in support of Lean and Six Sigma, including training, process improvement, project management and implementation support.

      o Organizational Analysis and Assessment (mergers and acquisitions) - Work with clients to implement best practices for mergers and acquisitions. Support all aspects of the integration process from initial assessment through implementation support.

      o Acquisition Readiness - Work with clients to better prepare them for large scale acquisitions in the financial services domain. This includes building best practices, mapping and gapping and implementing a strategic roadmap to integrate multiple companies.

      o Information, Process and Infrastructure (IPI) Diagrams - A blueprinting process and service that facilitates and accelerates the strategic planning process.

      o Request For Proposal creation and responses - Gather user and technical requirements and develop Requests For Proposals (RFP) on behalf of our clients. Respond to client RFPs with detailed project plans, solutions and cost.

      o Training and Education - Provide formal classroom training for Business Objects software products. Provide training in data warehousing and business intelligence methodologies and best practices, as well as technology tool training, including business intelligence tools such as Cognos and MicroStrategy.

      o Change Management Consulting - Assist clients with implementing project management governance and best practices for large scale change initiatives, including consolidations, conversions, integration of new business processes and systems applications.

         Business Intelligence: A category of applications and technologies for gathering, storing, analyzing and providing access to data to help enterprise users make better and quicker business decisions.

      o Architecture and Implementation - Develop architecture plans and install all tools required to implement a business intelligence solution. Develop the business intelligence solution in tools such as Cognos, Business Objects, MicroStrategy, Crystal Reports and Spotfire.

      o Ad-Hoc Query and Analysis - Identify and document ad-hoc query requirements, architect a supporting database structure to support the identified hierarchies, implement an ad-hoc query tools, provide training and education.

      o Enterprise Reporting Solutions - Identify and document reporting requirements, architect a supporting database structure to support the identified hierarchies, implement an enterprise reporting tool, provide training and education.

      o Online Analytical Processing - Identify and document analytic requirements, architect a supporting database structure to support the identified hierarchies, drill-downs and slice and dice requirements, implement analytical tools, provide training and education.

      o Analytics and Dashboards - Identify and document dashboard requirements. These requirements are typically driven by Key Performance Indicators (KPIs) identified by upper management. Architect a supporting database structure to support the identified hierarchies, drill-downs and slice and dice requirements, implement a dashboard tool, provide training and education.

      o Business Performance Management - Leveraging a new or existing business intelligence implementation to monitor and manage both business process and IT events through key performance indicators.

      o Business Intelligence Competency Center - Set up an internal office at a client location, staffed with a mix of senior business intelligence developers and business intelligence architects that will implement best practices, policies, procedures, standards and provide training and mentoring to further increase the use of the data warehouse and facilitate the business owners embracing of the business intelligence solution.

      o Proof of Concepts and Prototypes - Gather requirements, design and implement a small scale business intelligence implementation called a Proof of Concept. The Proof of Concept will validate the technology and/or business case, as well as "sell" the concept of business intelligence to management.

      o Business Intelligence Strategy - Helping clients develop a roadmap to leverage a business intelligence platform throughout the enterprise aligning the client with best practices.

      o Data Mining - Implementing data mining tools that extract implicit, previously unknown, and potentially useful information from data. These tools typically use statistical and visualization techniques to discover and present knowledge in a form which is easily comprehensible to humans. Business intelligence tools will answer questions based on information that has already been captured (history), data mining tools will discover information and project information based on historic information.

         Data Warehousing: A consolidated view of enterprise data, making it simpler and more efficient to run queries over data that originally came from different sources.

      o Data Warehousing Design, Development and Implementation - Design, development and implementation of custom data warehouse solutions. These solutions are based on our methodology and best practices.

      o Departmental Data Warehousing - Design, development and implementation of custom data mart solutions. Data mart solutions typically encompass a subject area or department. These solutions are based on our methodology and best practices.

      o Federated Data Warehousing - When implementing a federated data warehouse environment, multiple data warehouses will be implemented to support multiple functions within an organization. Functional analysis will then be performed over multiple data warehouse environments.

      o Conforming Facts/Dimensions - Conformed dimensions can be used to analyze facts from two or more data marts. In a multi-data mart environment, all data marts require a "customer" dimension and a "time" dimension. If they are the same dimension, then you have conforming dimensions, allowing you to extract and manipulate facts relating to a particular customer from multiple marts. Conforming a fact is standardizing the definitions of terms across individual data marts. Often, different divisions or departments use the same term in different ways. This process leads a client to "the single version of the truth".

      o Proof of Concepts and Prototypes - Gather requirements, design and implement a small scale data warehouse that is called a Proof of Concept. The Proof of Concept will validate the technology and/or business case, as well as "sell" the concept of data warehousing to management.

      o Data Mart Delivery - Design, development and implementation of custom data mart solutions. Data mart solutions typically encompass a subject area or department. These solutions are based on our methodology and best practices.

      o Outsourcing - Implementing and supporting a client data warehouse solution at a CSI location.

      o Extract, Transformation and Loading - We have expertise and best practices integrating ETL tools with other data warehouse tools, as well as leveraging ETL tools for each specific engagement.

      o Data Warehouse Framework - A concept that is applied to a data warehouse engagement whereby we will create an architecture document and best practices surrounding the integration of all tools utilized in a data warehouse implementation.

         Data Management: Innovative solutions for moving data (information) throughout an enterprise (services include data conversions, system migrations and data warehousing).

      o Data Quality Center of Excellence - Set up an internal office at a client location, staffed with a mix of senior data quality developers and data quality architects that will implement best practices, policies, procedures, standards and provide training and mentoring to further increase the level of data quality throughout the enterprise and increase the awareness and importance of data quality as it pertains to decision making.

      o Data Profiling - An automated data analysis process that significantly accelerates the data analysis process.

      o Data Quality/Cleansing - Leveraging our best practices to identify data quality concerns and provide rules to cleanse and purify the information.

      o Data Transformation - CSI has expertise and best practices performing data transformations. The tools typically include data profiling, ETL and data cleansing tools.

      o Data Migrations and Conversions - Design, development and implementation of custom data migrations. These solutions are based on our methodology and best practices.

      o Metadata Management - Based on our Data Warehouse Framework, we will build a metadata repository that is integrated with all tools used in a data warehouse implementation and will be leveraged by the business intelligence environment.

      o Enterprise Information Integration (EII) - Enterprise Information Integration tools are used to integrate information by providing a logical view of data without moving any data. This is particularly useful when bridging a business intelligence tool to multiple data marts or data warehouses.

      o Integration Management - Creating a roadmap to integrate information across the enterprise, applications or business functions and implementing the roadmap.

      o Enterprise Information Architecture - Leveraging our Information, Process and Infrastructure (IPI) Diagrams to create a "snapshot" of the current information flow and desired implementation flow throughout the enterprise. The result is a strategic roadmap with recommendations and statements of work.

      o     Quality Assurance Testing (Verification, Validation, Certification)
            - We have developed a quality assurance process referred to as Verification, Validation, Certification (VVC) of information. This is a repeatable process that will insure that all data has been validated to be accurate, consistent and trustworthy.

      o Infrastructure Management and Support - An infrastructure must be in place to support any data warehouse or data management initiative. This may include servers, cables, disaster recovery or any process and procedure needed to support these types of initiatives.

      o Application Development - Custom application development or integration to support data management or data warehouse initiatives. This may include modification of existing enterprise applications to capture additional information required in the warehouse or may be a standalone application developed to facilitate improved integration of existing information.

         The following illustrates the percentage of revenues provided by each category of services as a percentage of overall revenues:

 Category of Services         Percentage of Revenues for the year ended
                                          December 31,

                                              2004            2003
                                              ----            ----
 Strategic Consulting                         34.1%           17.3%
 Business Intelligence                        21.6%           22.2%
 Data Warehousing                             15.9%           14.8%
 Data Management                              22.7%           45.7%
 Software                                      5.4%            0.0%
 Other                                         0.3%            0.0%

Recent Acquisitions

         We will also continue to pursue strategic acquisitions that strengthen our ability to compete and extend our ability to provide clients with a core comprehensive services offering.

         In November 2003, the Company executed an Independent Contractor Agreement with Leading Edge Communications Corporation (LEC), whereby CSI agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, CSI receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC.

         In March 2004, through our subsidiary DeLeeuw Conversion LLC ("DeLeeuw Sub"), we acquired DeLeeuw Associates, Inc. ("DeLeeuw Associates"), a management consulting firm in the information technology sector with core competency in delivering Change Management Consulting, including both Six Sigma and Lean domain expertise to enhance service delivery, with proven process methodologies resulting in time to market improvements within the financial services and banking industries. The acquisition (the "DeLeeuw Acquisition") was completed pursuant to an Acquisition Agreement by and between CSI, DeLeeuw Associates and Robert C. DeLeeuw (the "Acquisition Agreement"). In connection with the DeLeeuw Acquisition, we: (i) paid Mr. DeLeeuw, as the sole stockholder of DeLeeuw Associates, $1.9 million; and (ii) issued 80,000,000 shares of our common stock to Mr. DeLeeuw. DeLeeuw Sub changed its name to "DeLeeuw Associates, LLC." Please see Notes 1 and 3 of our Notes To Consolidated Financial Statements for further discussion on this transaction.

         Integration of DeLeeuw's Change Management Consulting practices with CSI's Data Warehousing and Business Intelligence core competency "The Center for Data Warehousing" was completed in 2004. The Change Management, Six Sigma and Lean methodology have been introduced to our clients along with our innovative Information, Process and Infrastructure (IPI) Diagrams, which provide detailed blueprints of our client's information, business processes and infrastructure on a single highly detailed diagram. These diagrams can be utilized for risk management, compliance, validation, planning and budgeting requirements. The IPI diagram offering, launched in the first quarter of 2004, continues to receive favorable reaction from our clients. In addition, we expanded our Data Warehouse ssessment, Business Technology Alignment (BTA) and Quality Management Offering
(QMO) related offerings in 2004, which will be the focus of our marketing and communications programs for 2005. A QMO offering is a combination of methodologies, best practices and automated techniques leveraged to establish and enforce standards and procedures as it relates to elevating the quality of executive information in an efficient and effective manner. We believe that these offerings will drive greater understanding and demand for both data warehousing and business intelligence implementations by delivering best practices methodologies, tools and techniques to reduce risk, time to market and total cost of ownership of these engagements. One component of our business strategy is to continue to enhance and expand our offerings which include best practices, process improvement, methodologies, advisory services and implementation expertise.

         In May 2004, CSI acquired 49% of all issued and outstanding shares of common stock of LEC. The acquisition was completed through a Stock Purchase Agreement between CSI and the sole stockholder of LEC. In connection with the acquisition, CSI (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee.

         In June 2004, through our subsidiary Evoke Asset Purchase Corp. ("Acquisition Sub"), we acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke Software Corporation, a privately-held California corporation ("Evoke") which designs, develops, markets and supports software programs for data analysis, data profiling and database migration applications and provides related support and consulting services. The acquisition (the "Evoke Acquisition") was completed pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") by and between CSI, Acquisition Sub and Evoke. In connection with the Evoke Acquisition, we: (i) issued 72,543,956 shares of our common stock to Evoke, 7,150,000 of which have been deposited into an escrow account for a period of one year and may be reduced based upon claims for indemnification that may be made pursuant to the Asset Purchase Agreement; (ii) issued 5% of the outstanding shares of Acquisition Sub to Evoke; (iii) issued 3,919,093 shares of our common stock to certain executives of Evoke as a severance payment and to certain employees as retention shares; (iv) agreed to pay approximately $0.5 million in deferred compensation (approximately $0.2 million to be paid over a seven month period and the remainder to be paid over a twelve month period) to certain employees of Evoke; and (v) assumed substantially all of Evoke's liabilities. Acquisition Sub changed its name to "Evoke Software Corporation" and Evoke changed its name to WHRT I Corp. Before the merger, certain investors of Evoke invested $0.55 million in Evoke, which investment was converted into approximately 5,500,000 shares of our common stock upon effectuation of the merger. Those approximately 5,500,000 shares issued to WHRT I Corp. are subject to a lock-up period after a Registration Statement on Form SB-2 is declared effective by the Securities and Exchange Commission, in which such shares shall be released and freely tradable one month following the effective date of our Registration Statement. The remainder of the shares issued to WHRT I Corp. are subject to a lock-up period after the Registration Statement is effective as follows (the following assumes the Registration Statement has been declared effective by the SEC): (i) 60% shall be released and freely tradable when a Registration Statement is declared effective (such Registration Statement is presently pending); (ii) 20% shall be released and freely tradable on July 1, 2005; and (iii) 20% shall be released and freely tradable on October 1, 2005. Please see Note 3 of our Notes to Consolidated Financial Statements for further discussion on this transaction.

         Evoke is managed and operated as a majority-owned subsidiary company, but its integration is limited to infrastructure and back office operations. CSI has a license to use Evoke software products and has a multi-year record of leveraging the Evoke suite of products, which will continue under a Value Added Reseller and Systems Integration partnership. The data analysis and profiling technology developed and marketed by Evoke is receiving economic and development assistance from CSI to enhance and extend the current technology platform. As a result, Evoke released a new version of Axio in September 2004. The major emphasis will be on automating many of the project related tasks associated with data proofing, as well as the introduction of a workflow driving user interface to reduce the learning curve and increase time to proficiency. Evoke is planning to include data cleansing and operational data quality monitoring, as well as quality scorecard modules, to the existing data quality platform. The combined expertise and synergy between CSI and Evoke has also resulted in the introduction of value based services offerings. These offerings include: Best Practices Methodology, Quality Improvement Programs (QIP) and Quick Start Services Programs to accelerate Return on Investment and knowledge transfer.

         We believe that as new opportunities are created, Global 2000 companies will continue the trend of expanding the utilization of external consulting expertise to support corporate initiatives focused on maximizing Return On Investment (ROI), leveraging existing technology infrastructure though optimizations and best practices and will continue to leverage and derive value from corporate information assets such as data warehousing, business intelligence and analytics. We believe that we are positioned to expand our client base by delivering business value resulting from our 15 years of domain expertise, proven best practices, methodologies, processes and automation within data warehousing architecture and implementation. Our ability to apply Six Sigma and Lean core competency to client processes and implementation strategies further strengthens our competitive standing. CSI, with the assistance of Evoke Axio, is well positioned to support the increasing industry emphasis on data quality and the use of automation to reduce the costs associated with data warehouse and business intelligence projects, data migrations and conversions, as well as packaged application implementations such as Enterprise Resource Planning (ERP), Customer Relationship Management (CRM) and Supply Chain Management (SCM) by leveraging the automation and validation gained by the use of data profiling technology.

Recent Financings

         In May 2004, pursuant to the complete conversion of a $2.0 million unsecured convertible line of credit note issued in October 2003 at $0.12 per share, Taurus Advisory Group, LLC ("Taurus") received 16,666,666 shares of our common stock, plus interest paid in cash. Because we failed to perform a private investment in public equity transaction by September 1, 2004, the conversion price on the October 2003 note was adjusted to a fixed conversion price of $0.105 per share, and 2,380,953 additional shares of common stock were issued to Taurus. No additional proceeds were received by us. In addition, Taurus received a warrant to purchase 4,166,666 shares of our common stock, which has an exercise price of $0.105 per share. This warrant expires in June 2009. Further in May 2004, we raised an additional $2.0 million pursuant to a new five-year unsecured promissory note with Taurus. In June 2004, we replaced the May 2004 note by issuing a five-year $2.0 million unsecured convertible line of credit note with Taurus. The note accrues interest at an annual rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $0.105 per share.

In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby we have access to borrow up to $6.0 million based upon eligible accounts receivable. A portion of Laurus's revolving line of credit was used to pay off all outstanding borrowings from North Fork Bank. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and matures in three years. We have no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. The interest rate on these notes will be decreased by 1.0% for every 25% increase in our stock price above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into our common stock at a fixed conversion price of $0.14 per share. In the event that we issue common stock or derivatives convertible into our common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation.

         Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to us an additional $5.0 million to be used for acquisitions. We have no obligation to meet financial covenants under the $5.0 million secured convertible term note. This note is convertible into our common stock at a fixed conversion price of $0.14 per share. In the event that we issue common stock or derivatives convertible into our common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. The proceeds of this loan are restricted for use for approved acquisition targets identified by us that are approved by Laurus. We issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12.0 million shares of our common stock. The exercise price for the first 6.0 million shares acquired under the warrant is $0.29 per share, the exercise price for the next 3.0 million shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3.0 million shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 15, 2011. We paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance being provided to us by Laurus. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement. An early termination fee is due to Laurus in an amount equal to five percent (5%) of the total investment amount if such termination occurs prior to the first anniversary of the closing, four percent (4%) if such termination occurs after the first anniversary but prior to the second anniversary, and three percent (3%) if after the second anniversary.

         The fair value of the 12.0 million warrants was determined to be $2.0 million using the Black-Scholes option pricing model. The assumptions used in the fair value calculation were as follows: stock prices of $0.21, exercise prices of $0.29, $0.31 and $0.35 (as applicable), term of seven years, volatility (annual) of 150.65%, annual rate of quarterly dividends of 0%, a risk free rate of 1.33%, and the fair value per share of the warrants was accordingly calculated to be $0.20. The Company will amortize this relative fair value of the warrants to interest expense over the three-year life of the debt agreement.

      Under the Laurus agreement, the Company was obligated to ensure that the shares provided for issuance under the agreement were properly registered by December 19, 2004. As a result of the Company's Registration Statement not being declared effective prior to this date, the Company is incurring liquidated damages to Laurus in an amount equal to 1% for each thirty day period (prorated for partial periods) on a daily basis of the sum of (x) the original aggregate principal amount of the term note plus (y) the original principal amount of each applicable minimum borrowing note. While such event continues, such liquidated damages shall be paid not less often than each thirty days. Any unpaid liquidated damages as of the date when an event has been cured by the Company shall be paid within three days following the date on which such event has been cured by the Company. As a result, the Company has recorded a charge in December 2004 for approximately $44,000.

         In September 2004, we issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, "Sands") three subordinated secured convertible promissory notes equaling $1.0 million (the "Notes"), each with an annual interest rate of 8% expiring September 22, 2005. The Notes are secured by substantially all corporate assets, subordinate to Laurus. The Notes are convertible into shares of our common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5.0 million or greater (a "Qualified Financing"). The conversion price of the shares of our common stock issuable upon conversion of the Notes shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to convert the Notes at a fixed conversion price of $0.14 per share. In the event that we issue stock or derivatives convertible into our stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. We also issued Sands three common stock purchase warrants (the "Warrants") providing Sands with the right to purchase 6.0 million shares of our common stock. The exercise price of the shares of our common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $0.14 per share. The latest that the Warrants may expire is September 8, 2008. Finally, we engaged Sands Brothers International Limited as our non-exclusive financial advisor at $6,000 per month for a period of one year.

         On November 8, 2004, we entered into a Stock Purchase Agreement (the "Agreement") with a private investor, CMKX-treme, Inc. Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 12.5 million shares of common stock for a purchase price of $1.75 million. Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 3,571,428 shares of common stock for $0.5 million, and it was required to purchase the remaining 8,928,572 shares of Common Stock for $1.25 million by December 31, 2004. As of March 17, 2005, CMKX-treme, Inc. remitted final payment for the remaining 8,928,572 shares.

Clients

         For 15 years, we have helped our clients develop strategies and implement technology solutions to help them leverage corporate information.

         Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries and are primarily located in the northeastern United States. During the year ended December 31, 2004, two of our clients, Leading Edge Communications Corporation, a related party, (15.2%) and Bank of America (15.9%), accounted collectively for approximately 31% of total revenues. For the year ended December 31, 2003, two of our clients, Morgan Stanley (11.2%) and Verizon Wireless (29.2%), accounted collectively for approximately 41% of our total revenues. As we continue to pursue and consummate acquisitions, our dependence on these customers should be less significant. We do not have long-term contracts with any of these customers. The loss of any of our largest customers could have a material adverse effect on our business. We have not had any collections problems with any of these customers to date.

Marketing

         We currently market our services through our director of marketing and corporate communications, public relations firm, and our sales force comprised of 10 employees, and we also receive new business through client referrals. We are using the public relations firm in order to expand our brand awareness, and are further engaging, or expect to engage, in the following sales related programs and activities:

      o Web Site Promotion: Our website (www.csiwhq.com) has recently been reformatted to reflect our vision and business plan. We are currently promoting our website through various internet search engines.

      o Trade Show Participation: We expect that exposure in trade shows should further solidify our position in our industry. In the proper setting, the trade show can be viewed as a mobile mini-showroom concept to demonstrate our services. There are a number of significant trade show events within our target industry that provide significant exposure to prospective customers in major metropolitan markets, media and press exposure and collaborative networking with technology partners. As with most trade show events, the higher level of sponsorship, the greater exposure and benefits received, such as the location of our booth, banner and advertising space. We participated as a Gold Level Sponsor for the Digital Consulting Institute (DCI) Customer Relationship Management Conference and Technology Showcase in New York in May 2004, and we participated as Gold Level Sponsor for DCI's Business Intelligence and Data Warehouse Conference in Boston in September 2004.

      o Seminars with Vendors: We expect that joint seminars with leading software vendors should also stimulate new business lead generations. We also expect to enhance our perception as experts in individual product areas.

      o Vendor Relations: We are continually identifying key vendor relationships. With the ability to leverage our 15 year history, we intend to continue to forge and maintain relationships with technical, service and industry vendors. We have solidified and continue to develop strategic relationships with technology vendors in the data warehousing and business intelligence arena. These relationships designate our status as a systems integration and/or reseller which authorizes us to provide consulting services and to resell select vendor software. We employ certified consultants in our vendor partner technology platforms. We currently maintain relationships with the following:

                  Database Vendors:

                  IBM -                     We are an Indirect Passport
                                            Advantage Reseller Partner
                                            which enables us to resell
                                            IBM software products. We
                                            also employ consulting staff
                                            trained and certified in IBM
                                            technology.
                  Oracle -                  We are part of the Oracle Partner
                                            Program (OPP) as a Certified
                                            Solution Provider (CSP). We also
                                            employ certified Oracle
                                            professionals and our partnership
                                            allows us to utilize Oracle support
                                            channels for technical advisement.
                  Microsoft -               We are a Microsoft Certified
                                            Solution Provider. We
                                            maintain the required number
                                            of Microsoft certified
                                            professionals to hold this
                                            designation.
                  Sybase -                  We have a Systems Integration
                                            Agreement and employ professionals
                                            trained in the vendor's technology.

                  Business Intelligence Vendors:
                  Business Objects -        We are a Systems Integration and
                                            Reseller Partner. We employ and
                                            maintain a staff of professionals
                                            that are certified in the vendor's
                                            technology. In addition, we are a
                                            Certified Onsite Education
                                            Partner, which allows us to
                                            directly market and provide a
                                            certified training partner, which
                                            enables us to provide onsite
                                            training classes in the respective
                                            vendor technology.

                  Cognos -                  We are a Systems Integration
                                            and Reseller Partner. We
                                            employ and maintain a staff
                                            of professionals that are
                                            certified in the vendor's
                                            technology.
                  MicroStrategy -           We are a Systems Integration and
                                            Reseller Partner. We employ and
                                            maintain a staff of professionals
                                            that are certified in the vendor's
                                            technology.
                  Spotfire -                We are a Systems Integration
                                            and Reseller Partner. We
                                            employ and maintain a staff
                                            of professionals that are
                                            certified in the vendor's
                                            technology.

                  Data Warehousing Vendors:
                  Informatica -             We are a Systems Integration
                                            and Reseller Partner. We
                                            employ and maintain a staff
                                            of professionals that are
                                            certified in the vendor's
                                            technology.
                  Ascential Software -      We are a Systems Integration and
                                            Reseller Partner. We employ and
                                            maintain a staff of professionals
                                            that are certified in the vendor's
                                            technology.
                  Computer Associates       We are an affiliate partner. We
                                            employ and maintain a staff of
                                            professionals that are certified
                                            in the vendor's technology.
                  Similarity Systems -      We are a Systems Integration and
                                            Reseller Partner. We employ and
                                            maintain a staff of professionals
                                            that are certified in the vendor's
                                            technology. In addition, Evoke
                                            Software, our majority owned
                                            subsidiary, is a Reseller for
                                            Similarity Systems and Similarity
                                            Systems is a reseller of Evoke
                                            Axio.

      o Expanded Direct Sales Activities: We are continually updating our campaign for our sales personnel that will include lead generation, cross selling and up-selling. We conduct direct sales activities, such as cold call, networking and attending partnership functions to generate leads for direct sales opportunities. We have developed marketing campaigns, both in collaboration as well as independently, such as email blasts, seminars and direct mail campaigns. In addition, we have developed a number of best practices service offerings which encompass selection, deployment, implementation, maintenance and knowledge transfer. In some cases, these service offerings include methodologies and best practices for integrating several vendor technology platforms resulting in cross selling and up selling opportunities when applicable. We maintain vendor independence by consistently evaluating the respective vendors technology in our lab located at our headquarters in East Hanover, New Jersey. We regularly attend vendor partnership events, including partner summits and user group meetings, in support of our partnership programs.

Protection Against Disclosure of Client Information

         As our core business relates to the storage and use of client information, which is often confidential, we have implemented policies to prevent client information from being disclosed to unauthorized parties or used inappropriately. Our employee handbook, of which every employee receives and acknowledges, mandates that it is strictly prohibited for employees to disclose client information to third parties. Our handbook further mandates that disciplinary action be taken against those who violate such policy, including possible termination. Our outside consultants sign non-disclosure agreements prohibiting disclosure of client information to third parties, among other things, and we perform background checks on employees and outside consultants.

Intellectual Property

         Our trademark registration applications for the marks "TECH SMART BUSINESS WISE", "QUALITY MANAGEMENT OFFICE", "QMO", DQXPRESS AND DQROI are presently pending before the United States Patent and Trademark Office. Further, we have over 30 domestic and foreign trademarks relating to Evoke Software Corporation and its products. We use non-disclosure agreements with our employees, independent contractors and clients to protect information which we believe are proprietary or constitute trade secrets.

Competition

         To our knowledge, there are no publicly-traded competitors that focus solely on data warehousing and business intelligence consulting and strategy. However, we have numerous competitors in the general marketplace, including data warehouse and business intelligence practices within large international, national and regional consulting and implementation firms, as well as smaller boutique technology firms. Many of our competitors are large companies that have substantially greater market presence, longer operating histories, more significant client bases, and financial, technical, facilities, marketing, capital and other resources than we have. We believe that we compete with these firms on the basis of the quality of our services, industry reputation and price. We believe our competitors include firms such as:

      o     Accenture
      o     Cap Gemini Ernst & Young
      o     IBM Global Services
      o     Keane
      o     Bearing Point
      o     Answerthink

Employees

         As of December 31, 2004, we had 39 outside consultants, 105 consultants on the payroll and 66 non-consultant employees. Outside consultants are not our employees, and as such, do not receive benefits or have taxes withheld. These consultants are members or employees of separate corporations, they are responsible for providing us with a current certificate of insurance and they are responsible for filing and payment of their own taxes. We maintain relationships with these consultants and their status is updated in a proprietary data base application that we have built. Consultants on the payroll are our full time employees who are consultants. Such consultants are billable to clients, and they receive full benefits and have taxes withheld similar to other employees.

         None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and we believe that our relations with employees are good.


Available Information

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy any document we file with the Commission at the Commission's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, 233 Broadway, New York, New York 10279, and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission's Website at "http://www.sec.gov." We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please send an email to Mitchell Peipert, our Chief Financial Officer, at our address as set forth above or at (973) 560-9400.

         We maintain a Website at "http://www.csiwhq.com" (this is not a hyperlink, you must visit this website through an internet browser). Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-KSB.


RISK FACTORS

         The following factors should be considered carefully in evaluating the Company and its business:

Risks Relating to Our Business

Because we depend on a small number of key clients, non-recurring revenue and contracts terminable on short notice, our business could be adversely affected if we fail to retain these clients and/or obtain new clients at a level sufficient to support our operations and/or broaden our client base.

         During the year ended December 31, 2004, two of our clients, Leading Edge Communications Corporation (LEC), a related party (15.2%), and Bank of America (15.9%), accounted collectively for approximately 31% of total revenues. For the year ended December 31, 2003, two of our clients, Morgan Stanley (11.2%) and Verizon Wireless (29.2%), accounted collectively for approximately 41% of our total revenues. Further, the majority of our current assets consist of accounts receivable, and as of December 31, 2004, one customer, LEC, accounted for 15.6% of our accounts receivable balance. With the recent acquisition of new businesses and our objective of acquiring more over the next year, we believe that our reliance on these clients will continue to decline in the future. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

      o obtain additional contracts for projects similar in scope to those previously obtained from our clients;

      o     be able to retain existing clients or attract new clients;

      o     provide services in a manner acceptable to clients;

      o     offer pricing for services which is acceptable to clients; or

      o broaden our client base so that we will not remain largely dependent upon a limited number of clients that will continue to account for a substantial portion of our revenues.

Our internal controls and procedures have been materially deficient, and we are in the process of correcting internal control deficiencies.

         In February 2005, resulting from comments related to the Company's Registration Statement on Form SB-2/A, the Company and its independent registered public accounting firm recognized that our internal controls had material weaknesses. We have restated our results of operations for the Company's quarterly results for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. For further information concerning our internal controls, see Item 8A - "Controls and Procedures."

         If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is currently focused on remedying internal control deficiencies, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.

         We cannot provide assurances as to the timing of the completion of these efforts. We cannot be certain that the measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

The Company may have liability in connection with its recent securities offerings.

         We have completed various financings of which approximately $11,259,000 is outstanding through the issuance of our common stock, as well as the issuance of notes and warrants convertible into our common stock, while our Registration Statement on Form SB-2 was on file with the SEC but had not yet been declared effective (those transactions were with certain investors of Taurus Advisory Group, LLC, Laurus Master Fund, Ltd. and three entities affiliated with Sands Brothers International Limited). We also issued our common stock in connection with the acquisition of Evoke Software Corporation during this time. Even though all stockholders, noteholders and warrantholders have been advised of their rights to rescind those financing transactions and they each have waived their rights to rescind those transactions, there is a remote possibility that each of those transactions could be reversed and the consideration received by us may have to be repaid. In such an event, our business could be adversely affected and we may have an obligation to fund such rescissions.

Certain client-related complications may materially adversely affect our business.

         We may be subject to additional risks relating to our clients that could materially adversely affect our business, such as delays in clients paying their outstanding invoices, lengthy client review processes for awarding contracts, delay, termination, reduction or modification of contracts in the event of changes in client policies or as a result of budgetary constraints,and/or increased or unexpected costs resulting in losses under fixed-fee contracts, which factors could also adversely affect our business.

We have a history of losses and we could incur losses in the future.

         During the fiscal years ended December 31, 2004 and December 31, 2003, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the fiscal year ended December 31, 2004, we sustained a net loss in the approximate amount of ($32.9 million). $23.3 million of the loss resulted from impairment of goodwill and intangibles for the year ended December 31, 2004 as a result of our annual impairment review for the DeLeeuw Associates and Evoke acquisitions and goodwill recorded for other assets(see Management's Discussion and Analysis or Plan of Operation - Goodwill Impairment). During the fiscal year ended December 31, 2003, we sustained a net loss in the approximate amount of ($307,000). If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We may continue to generate losses from the ongoing business prior to returning the Company to profitability.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

         Our total debt as of April 8, 2005 is $11,259,000, as described below in Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources. The degree to which we are leveraged could have important consequences to us, including the following:

      o A portion of our cash flow must be used to pay interest on our indebtedness, and therefore is not available for use in our business;

      o Our indebtedness increases our vulnerability to changes in general economic and industry conditions;

      o Our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or other purposes could be impaired;

      o Our failure to comply with restrictions contained in the terms of our borrowings could lead to a default which could cause all or a significant portion of our debt to become immediately payable; and

      o If we default, the loans will become due and we may not have the funds to repay the loans, and we could discontinue our business and investors could lose all their money.

         In addition, certain terms of such loans require the prior consent of Laurus Master Fund, Ltd. on many corporate actions including, but not limited to, mergers and acquisitions--which is part of our ongoing business strategy.

Our operating results are difficult to forecast.

         We may increase our general and administrative expenses in the event that we increase our business and/or acquire other businesses, while our operating expenses for sales and marketing and costs of services for technical personnel to provide and support our services also increases. Additionally, although most of our clients are large, creditworthy entities, at any given point in time, we may have significant accounts receivable balances with clients that expose us to credit risks if such clients either delay or elect not to pay or are unable to pay such obligations. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business could be materially and adversely affected.

Our profitability, if any, will suffer if we are not able to maintain our pricing, utilization of personnel and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

         Our gross profit margin is largely a function of the rates we are able to charge for our information technology services. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization of our professionals without corresponding cost reductions, our margins will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

      o our clients' perceptions of our ability to add value through our services;

      o     pricing policies of our competitors;

      o our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods;

      o the use of globally sourced, lower-cost service delivery capabilities by our competitors and our clients; and

      o     general economic and political conditions.

         Our gross margins are also a function of our ability to control our costs and improve our efficiency. If the continuation of current pricing pressures persists it could result in permanent changes in pricing policies and delivery capabilities and we must continuously improve our management of costs.

Unexpected costs or delays could make our contracts unprofitable.

         In the future, we may have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on all of our margins and potential net income.

Our business could be adversely affected if we fail to adapt to emerging and evolving markets.

         The markets for our services are changing rapidly and evolving and, therefore, the ultimate level of demand for our services is subject to substantial uncertainty. Most of our historic revenue was generated from providing information technology services only. During the last several years, we have focused our efforts on providing data warehousing services in particular since we believe that there is going to be an increased need in this area. Any significant decline in demand for programming, applications development, information technology or data warehousing consulting services could materially and adversely affect our business and prospects.

         Our ability to achieve growth targets is dependent in part on maintaining existing clients and continually attracting and retaining new clients to replace those who have not renewed their contracts. Our ability to achieve market acceptance, including for data warehousing, will require substantial efforts and expenditures on our part to create awareness of our services.

If we should experience rapid growth, such growth could strain our managerial and operational resources, which could adversely affect our business.

         Any rapid growth that we may experience would most likely place a significant strain on our managerial and operational resources. If we continue to acquire other companies, we will be required to manage multiple relationships with various clients, strategic partners and other third parties. Further growth (organic or by acquisition) or an increase in the number of strategic relationships may increase this strain on existing managerial and operational resources, inhibiting our ability to achieve the rapid execution necessary to implement our growth strategy without incurring additional corporate expenses.

Lack of detailed written contracts could impair our ability to collect fees, protect our intellectual property and protect ourselves from liability to others.

         We try to protect ourselves by entering into detailed written contracts with our clients covering the terms and contingencies of the client engagement. In some cases, however, consistent with what we believe to be industry practice, work is performed for clients on the basis of a limited statement of work or verbal agreements before a detailed written contact can be finalized. To the extent that we fail to have detailed written contracts in place, our ability to collect fees, protect our intellectual property and protect ourselves from liability from others may be impaired.

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

         Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

         Commencing July 15, 2006, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

         Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and exchange rules (although not, as of the date of this Annual Report, applicable to us), are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm's audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

We face intense competition and our failure to meet this competition could adversely affect our business.

         Competition for our information technology consulting services, including data warehousing, is significant and we expect that this competition will continue to intensify due to the low barriers to entry. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to adequately meet this competition. We compete against numerous large companies, including, among others, multi-national and other major consulting firms. These firms have substantially greater market presence, longer operating histories, more significant client bases and greater financial, technical, facilities, marketing, capital and other resources than we have. If we are unable to compete against such competitors, our business will be adversely affected.

         Our competitors may respond more quickly than us to new or emerging technologies and changes in client requirements. Our competitors may also devote greater resources than we can to the development, promotion and sales of our services. If one or more of our competitors develops and implements methodologies that result in superior productivity and price reductions without adversely affecting their profit margins, our business could suffer. Competitors may also:

      o     engage in more extensive research and development;

      o     undertake more extensive marketing campaigns;

      o     adopt more aggressive pricing policies; and

      o make more attractive offers to our existing and potential employees and strategic partners.

         In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that could be detrimental to our business.

         New competitors, including large computer hardware, software, professional services and other technology companies, may enter our markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressures. These pricing pressures could result in substantially lower average selling prices for our services. We may not be able to offset the effects of any price reductions with an increase in the number of clients, higher revenue from consulting services, cost reductions or otherwise. In addition, professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

If we fail to adapt to the rapid technological change constantly occurring in the areas in which we provide services, including data warehousing, our business could be adversely affected.

         The market for information technology consulting services and data warehousing is rapidly evolving. Significant technological changes could render our existing services obsolete. We must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our services to meet clients' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely manner, our business could be materially and adversely affected.

We depend on our management. If we fail to retain key personnel, our business could be adversely affected.

         There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel, particularly in the emerging area of data warehousing, could adversely affect our business. We also depend upon the performance of our executive officers and key employees in particular, Messrs. Scott Newman, Glenn Peipert and Robert C. DeLeeuw. Although we have entered into employment agreements with Messrs. Newman, Peipert and DeLeeuw, the loss of any of these individuals could have a material adverse effect upon us. In addition, we have not obtained "key man" life insurance on the lives of Messrs. Newman, Peipert or DeLeeuw.

         We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and client service and support positions. As noted above, competition for qualified employees, particularly engineers, programmers and consultants, continues to be intense. Consequently, we may not be able to attract, train and retain the personnel we need to continue to offer solutions and services to current and future clients in a cost effective manner, if at all.

If we fail to raise capital that we may need to support and increase our operations, our business could be adversely affected.

         Our future capital uses and requirements will depend on several factors, including:

      o the extent to which our solutions and services gain market acceptance;

      o the level of revenues from current and future solutions and services;

      o     the expansion of operations;

      o the costs and timing of product and service developments and sales and marketing activities;

      o     the costs related to acquisitions of technology or businesses; and

      o     competitive developments.

         We may require additional capital in order to continue to support and increase our sales and marketing efforts, continue to expand and enhance the solutions and services we are able to offer to current and future clients and fund potential acquisitions. This capital may not be available on terms acceptable to us, if at all. In addition, we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. We cannot assure you that such additional capital will be available on terms acceptable to us, if at all. Further, if we raise capital though an equity or debt financing at reduced exercise or conversion price, it could trigger certain anti-dilution provisions with other investors. Any additional equity financing is expected to be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our expansion programs or to limit the marketing of our services. This could have a material and adverse effect on our business.

We could have potential liability for intellectual property infringement, personal injury, property damage or breach of contract to our clients that could adversely affect our business.

         Our services involve development and implementation of computer systems and computer software that are critical to the operations of our clients' businesses. If we fail or are unable to satisfy a client's expectations in the performance of our services, our business reputation could be harmed or we could be subject to a claim for substantial damages, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content which include confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. Our business could be adversely affected if one or more large claims are asserted against us that are uninsured, exceed available insurance coverage or result in changes to our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements. Although we maintain general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims.

We do not intend to pay dividends on shares of our common stock in the foreseeable future.

         We have never paid cash dividends on our common stock other than distributions resulting from our past tax status as a Subchapter S corporation. Our current Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. In addition, the security agreement with Laurus Master Fund, Ltd. requires that we obtain their consent prior to paying any dividends.

Our management group owns or controls a significant number of the outstanding shares of our common stock and will continue to have significant ownership of our voting securities for the foreseeable future.

         Scott Newman and Glenn Peipert, our principal stockholders and our executive officers and two of our directors, beneficially own approximately 37.7% and 19.2%, respectively, of our outstanding common stock. Robert C. DeLeeuw, our Senior Vice President and President of our wholly owned subsidiary, DeLeeuw Associates, LLC, owns approximately 10.2% of our outstanding common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

      o     delay or prevent a change in the control;

      o impede a merger, consolidation, takeover or other transaction involving us; or

      o discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The authorization and issuance of "blank check" preferred stock could have an anti-takeover effect detrimental to the interests of our stockholders.

         Our certificate of incorporation allows the Board of Directors to issue preferred stock with rights and preferences set by our board without further stockholder approval. The issuance of shares of this "blank check preferred" under particular circumstances could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to endeavor to impede the attempt by issuing shares of blank check preferred, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us. Our Board of Directors has the right to issue blank check preferred without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights.

Our services or solutions may infringe upon the intellectual property rights of others.

         We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money and prevent us from offering some services or solutions. In some instances, the amount of these expenses may be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We may not be able to enter into these royalty or licensing arrangements on acceptable terms. To the best of our knowledge, we have never infringed upon the intellectual property rights of another individual or entity.

We could be subject to systems failures that could adversely affect our business.

         Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer systems in our facilities at our offices in New Jersey and elsewhere. We do not have complete redundancy in our systems and therefore any damage or destruction to our systems would significantly harm our business. Although we have taken precautions against systems failure, interruptions could result from natural disasters as well as power losses, telecommunications failures and similar events. Our systems are also subject to human error, security breaches, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

Our business could be adversely affected if we fail to adequately address security issues.

         We have taken measures to protect the integrity of our technology infrastructure and the privacy of confidential information. Nonetheless, our technology infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents its security measures, they could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make substantial additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

Risks Relating To Acquisitions

We face intense competition for acquisition candidates, and we may have limited cash available for such acquisitions.

         There is a high degree of competition among companies seeking to acquire interests in information technology service companies such as those we may target for acquisition. We are expected to continue to be an active participant in the business of seeking business relationships with, and acquisitions of interests in, such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately-held information technology service companies generally place greater emphasis than obtaining the management skills and networking services that we can provide. Even if we are able to compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted acquisitions. If we cannot acquire interests in attractive companies on reasonable terms, our strategy to build our business through acquisitions may be inhibited. Pursuant to a secured convertible term note dated August 16, 2004 with Laurus Master Fund, Ltd., as of April 8, 2005, the Company has approximately $4.3 million in restricted cash available that may be used for acquisition targets only upon the approval of Laurus. As a result, our ability to fund acquisitions may be hindered further.

We will encounter difficulties in identifying suitable acquisition candidates and integrating new acquisitions.

         A key element of our expansion strategy is to grow through acquisitions. If we identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in our ongoing business, distract management, require other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to retain key employees of the acquired companies or maintain good relations with their clients or suppliers. We may be required to incur additional debt and to issue equity securities, which may be dilutive to existing stockholders, to effect and/or fund acquisitions.

We cannot assure you that any acquisitions we make will enhance our business.

         We cannot assure you that any completed acquisition will enhance our business. Since we anticipate that acquisitions could be made with both cash and our common stock, if we consummate one or more significant acquisitions, the potential impacts are:

      o a substantial portion of our available cash could be used to consummate the acquisitions and/or we could incur or assume significant amounts of indebtedness;

      o losses resulting from the on-going operations of these acquisitions could adversely affect our cash flow; and

      o our stockholders could suffer significant dilution of their interest in our common stock.

         Also, we are required to account for acquisitions under the purchase method, which would likely result in our recording significant amounts of goodwill. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value of long-lived assets, principally goodwill and other tangible and intangible assets, which would adversely affect our financial statements. Additionally, we could choose to divest any acquisition that is not profitable.

Risks Relating To Our Common Stock

Our relationship with our majority stockholders presents potential conflicts of interest, which may result in decisions that favor them over our other stockholders.

         Our principal beneficial owners, Scott Newman, Glenn Peipert and Robert
C. DeLeeuw, provide management and financial assistance to us. When their personal investment interests diverge from our interests, they and their affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these stockholders and their affiliated entities.

The limited prior public market and trading market may cause possible volatility in our stock price.

         There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will be maintained. The OTCBB is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than NASDAQ and the national securities exchange, and quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for NASDAQ and the national securities exchange. In addition, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

      o quarterly variations in operating results and achievement of key business metrics;

      o     changes in earnings estimates by securities analysts, if any;

      o any differences between reported results and securities analysts' published or unpublished expectations;

      o announcements of new contracts or service offerings by us or our competitors;

      o market reaction to any acquisitions, divestitures, joint ventures or strategic investments announced by us or our competitors;

      o     demand for our services and products;

      o     shares being sold pursuant to Rule 144 or upon exercise of warrants;
            and

      o general economic or stock market conditions unrelated to our operating performance.


         These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

There are limitations in connection with the availability of quotes and order information on the OTCBB.

         Trades and quotations on the OTCBB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTCBB.

         Electronic processing of orders is not available for securities traded on the OTCBB and high order volume and communication risks may prevent or delay the execution of one's OTCBB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTCBB security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

Penny stock regulations may impose certain restrictions on marketability of our securities.

         The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors". For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and the price at which such investors can sell any of such shares.

         Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

      o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

      o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

         Our management is aware of the abuses that have occurred historically in the penny stock market.

There is a risk of market fraud.

         OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is limited liquidity on the OTCBB.

         When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

There is a limitation in connection with the editing and canceling of orders on the OTCBB.

         Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect the stock price.

         The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for shares of our common stock on the OTCBB. Due to the foregoing, demand for shares of our common stock on the OTCBB may be decreased or eliminated.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market.

         We are authorized to issue 1 billion shares of our common stock. As of April 8, 2005, there were 781,010,668 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of April 8, 2005, we had 108,297,618 shares of common stock underlying convertible notes, and we have reserved shares of our common stock for issuance in connection with the potential conversion thereof. As of April 8, 2005, we had outstanding stock options and warrants to purchase approximately 63,432,647 shares of our common stock, the exercise price of which range between $0.055 and $0.35 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. Of the reserved shares, a total of 50 million shares are currently reserved for issuance in connection with our 2003 Incentive Plan, of which options to purchase an aggregate of 41,265,981 shares have been issued under the plan. A significant number of such options and warrants contain provisions for broker-assisted exercise. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

         The exercise of the outstanding convertible securities will reduce the percentage of common stock held by our stockholders. Further, the terms on which we could obtain additional capital during the life of the convertible securities may be adversely affected, and it should be expected that the holders of the convertible securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

         In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20 million shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. We presently have no issued and outstanding shares of preferred stock and while we have no present plans to issue any shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

Shares eligible for future sale may adversely affect the market.

         From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (Securities Act), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

Director and officer liability is limited.

         As permitted by Delaware law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.


ITEM 2.       DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2010. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined. DeLeeuw Associates, LLC has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244. DeLeeuw leases this space which has a stated expiration date of December 31, 2005.

         Evoke leases offices in the following locations: Riata Corporate Park Building VII, 12357-III Riata Trace Parkway, Austin, Texas; 1900 13th Street, Boulder, Colorado; and Am Soldnermoos 17, D-85399 Hallbergmoos, Germany. The expiration dates for these leases are July 2006, July 2006 and May 2005, respectively.

         Rent expense totaled approximately $0.6 million and $0.3 million in 2004 and 2003, respectively. The Company is committed under several operating leases for automobiles that expire during 2007.

         See Note 18 to the Notes to Consolidated Financial Statements.

ITEM 3.       LEGAL PROCEEDINGS

         On June 29, 2004, Viant Capital LLC commenced legal action against the Company in the United States District Court for the Southern District of New York. Through an agreement with Viant, Viant had the exclusive right to obtain private equity transactions on behalf of the Company from February 18 to May 17, 2004. Viant alleges that it is owed a fee of approximately $450,000 relating to the Company's loan from a private investor in May 2004. Management believes that this loan does not qualify as a private equity transaction and it intends to vigorously defend the Company. As of April 8, 2005, there have been no material developments in the suit. The Company has estimated the probable loss related to this suit to be the agreed upon contract signing fee of $75,000 and has recorded a liability for this amount.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 31, 2004.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock traded on the OTC Bulletin Board, except as indicated below, and/or the Pink Sheets LLC under the symbol "LCSG" from mid-1998 through July 16, 2003 and "LCSI" through February 2, 2004. Beginning February 3, 2004, our common stock has traded on the OTC Bulletin Board under the symbol "CSII."

         The following chart sets forth the high and low bid prices for each quarter from January 1, 2003 through March 31, 2005. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

                                 High                               Low
                                 ----                               ---
 2003 by Quarter
 January 1 - March 31          $0.031                              $0.012
 April 1 - June 30             $0.09                               $0.027
 July 1 - September 30         $0.185                              $0.08
 October 1 - December 31       $0.17                               $0.09

 2004 by Quarter
 January 1 - March 31          $0.25                               $0.12
 April 1 - June 30             $0.265                              $0.11
 July 1 - September 30         $0.31                               $0.18
 October 1 - December 31       $0.25                               $0.16

 2005 by Quarter
 January 1 - March 31          $0.255                              $0.145


         We are listed on the OTC Bulletin Board. On March 31, 2005, the high and low bid prices for shares of our common stock in the over-the-counter market, as reported by NASD OTCBB, were $0.255 and $0.20, respectively.

         On April 21, 2004, we filed an application to list our common stock on the American Stock Exchange. We are presently responding to the requests of the American Stock Exchange for further information and documentation. There can be no assurance, however, that such application will be approved.

         No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time. The additional registration of our common stock and the sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock.

(b) Record Holders. As of April 8, 2005, there were 478 registered holders of our common stock, including shares held in street name. As of April 8, 2005, there were 781,010,668 shares of common stock issued and outstanding.

(c) Dividends. We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the security agreement with Laurus Master Fund, Ltd. requires that we obtain their consent prior to paying any dividends.


(d) Sales of Unregistered Securities

         Set forth below is information regarding the issuance and sales of our securities without registration during the fourth quarter of fiscal 2004. The sale did not involve the use of an underwriter and no commissions were paid in connection with such sale. The sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In November 2004, we entered into a Stock Purchase Agreement (the "Agreement") with a CMKX-treme, Inc. Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 12.5 million shares of common stock for a purchase price of $1.75 million. Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 3,571,428 shares of common stock for $0.5 million, and it was required to purchase the remaining 8,928,572 shares of Common Stock for $1.25 million by December 31, 2004. As of March 17, 2005, CMKX-treme, Inc. remitted final payment for the remaining 8,928,572 shares.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview of our Business

         Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Risk Factors" and elsewhere in this report. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company's expectations.

         Conversion Services International, Inc. provides professional services to the Global 2000 as well as mid-market clientele relating to strategic consulting, data warehousing, business intelligence and data management and, as a result of its acquisition of Evoke Software Corporation, the sale of software which is used to survey and quantify the quality of data. This software is a tool that is used to identify problems with company data prior to being transferred into a data warehouse. The Company's services based clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although it has clients in other industries as well. The Company's clients are primarily located in the northeastern United States. The Company delivers value to its clients, utilizing a combination of business acumen, technical proficiency, experience and a proven set of "best practices" methodologies to deliver cost effective services. The Company is committed to being a leader in data warehousing and business intelligence consulting, enabling it to be a valuable asset and trusted advisor to its customers. See Item 1 - Business for a full description of our services and offerings.

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

         Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing, data management and software. They are reflected in the chart below as a percentage of overall revenues:

Category of Services                   Percentage of Revenues for the year ended
                                                       December 31,
                                                  2004            2003
                                                  ----            ----
 Strategic Consulting                             34.1%           17.3%
 Business Intelligence                            21.6%           22.2%
 Data Warehousing                                 15.9%           14.8%
 Data Management                                  22.7%           45.7%
 Software                                          5.4%            0.0%
 Other                                             0.3%            0.0%

         Strategic consulting revenues increased from 17.3% to 34.1% of total revenues for the years ended December 31, 2003 and 2004, respectively. This is primarily attributable to the $5.4 million, or 62.8% of strategic consulting revenues, derived from DeLeeuw Associates which was acquired by the Company in March 2004. Excluding DeLeeuw Associates, strategic consulting revenues as a percent of total revenue for the year ended December 31, 2004 were 16.1%, a decrease of 1.2% from the 17.3% in the comparable prior year period. During 2004, the Company obtained new business and increased existing client business in this segment by 4.1% of total 2004 revenues, however, due to the acquisition of a new software business segment in 2004 which resulted in a larger revenue base attributable to a new business segment, the overall percentage of comparable year-to-year revenues (excluding the 2004 impact of the DeLeeuw Associates acquisition) declined.

         Business intelligence services revenues were 21.6% of total revenues for the year ended December 31, 2004, declining by 0.6% of revenues as compared to 22.2% for the comparable prior year period. While the percentage of total revenues attributable to this category declined in 2004 as compared to the prior year, the decline is primarily due to the acquisition of DeLeeuw Associates which substantially increased revenues in the strategic consulting line of business and the acquisition of Evoke which increased the Company's revenues in the software line of business. On an absolute dollar basis, revenues in this category of $5.4 million for the year ended December 31, 2004 increased by $2.2 million, or 68.8%, from $3.2 million for the year ended December 31, 2003.

         Data warehousing revenues represented 15.9% of total revenues for the year ended December 31, 2004, increasing by 1.1% of total revenues from 14.8% for the year ended December 31, 2003. While the percentage of total revenues attributable to this category remained constant in 2004 as compared to the prior year, this is primarily due to the acquisition of DeLeeuw Associates which substantially increased revenues in the strategic consulting line of business and the acquisition of Evoke which increased the Company's revenues in the software line of business. On an absolute dollar basis, however, revenues in this category of $4.0 million for the year ended December 31, 2004 increased by $1.8 million, or 81.8%, from $2.2 million for the year ended December 31, 2003.

         Data management revenues decreased as a percentage of total revenues by 23.0% of revenues, from 45.7% for the year ended December 31, 2003 to 22.7% for the year ended December 31, 2004. While the percentage of total revenues attributable to this category declined in 2004 as compared to the prior year, 15.4% of the decline is due to the acquisition of DeLeeuw Associates which substantially increased revenues in the strategic consulting line of business and the acquisition of Evoke which increased the Company's revenues in the software line of business and 5.4% of the decline is due to a shift in the mix of the Company's business from the data management line of business to the strategic consulting, business intelligence and data warehousing lines of business in 2004. In absolute dollars, 2004 revenues in the data management line of business of $5.7 million, decreased by $0.9 million, or 13.6%, from $6.6 million for the year ended December 31, 2003.

         Software revenues increased from zero for the year ended December 31, 2003 to 5.4% of revenues for the year ended December 31, 2004. This is attributable to revenues from Evoke Software which was acquired by the Company in June 2004.

         The Company derives a majority of its revenue from professional services engagements. Its revenue depends on the Company's ability to generate new business, in addition to preserving present client engagements. The general domestic economic conditions in the industries the Company serves, the pace of technological change, and the business requirements and practices of its clients and potential clients directly affect this. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting the Company provides. The Company's revenue is also impacted by the rate per hour it is able to charge for its services and by the size and chargeability, or utilization rate, of its professional workforce. During periods of economic decline and reduced client spending, competition for new engagements increases, and it becomes more difficult to maintain its billing rates and sustain appropriate utilization rates. If the Company is unable to maintain its billing rates or sustain appropriate utilization rates for its professionals, its overall profitability may decline. The Company is beginning to see improvements in economic conditions, which have recently led to increased spending on consulting services in certain vertical markets, particularly in financial services.

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

         As the Company continues to see increases in client spending and improvements in economic conditions, it will continue to focus on a variety of growth initiatives in order to improve its market share and increase revenue. Moreover, as the Company achieves top line growth, the Company will concentrate its efforts on improving margins and driving earnings to the bottom line. The Company intends to improve margins by limiting its use of outside consultants, complementing its service offerings with higher level management consulting opportunities, continuously evaluating the size of its workforce in order to balance the Company's skill base with the market demand for services.

         In addition to the conditions described above for growing the Company's current business, the Company will continue to grow through acquisition. One of the Company's objectives is to make acquisitions of companies offering services complementary to the Company's lines of business will accelerate the Company's business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company's offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States. These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players, and the Company believes that the service industry as a whole is ready for consolidation. The Company will continue to aggressively pursue these firms, adding new geographies, areas of expertise and verticals to its current business. These acquisitions will likely be consummated with a combination of cash and stock. Although the Company has approximately $4.3 million to fund acquisitions via its financing transaction with Laurus Master Fund, Ltd., some of these acquisitions may hinge upon future financings.

         During the fiscal year ended December 31, 2004, two of the Company's clients, Leading Edge Communications Corporation, a related party, (15.2%) and Bank of America (15.9%), accounted for approximately 31% of total revenues. For the year ended December 31, 2003, two of our clients, Morgan Stanley (11.2%) and Verizon Wireless (29.2%), accounted collectively for approximately 41% of our total revenues.

         The Company's most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

         The following table sets forth selected financial data for the periods indicated:

                                          Selected Statement of Operations Data
                                             for the Years Ended December 31,
                                             ----------------------------------
                                                  2004                  2003
                                             ----------------------------------
Net sales                                    $ 25,166,517          $ 14,366,456
Gross profit                                    6,152,992             4,100,648
Net loss                                      (32,861,194)             (306,763)
Net loss per share:
    Basic                                    $      (0.05)         $      (0.00)
    Diluted                                  $      (0.05)         $      (0.00)


                                        Selected Statement of Financial Position
                                           Data for the Years Ended December 31,
                                             ----------------------------------
                                                                       2004
                                             ----------------------------------
Working capital                                                    $ (2,996,682)
Total assets                                                         27,305,321
Long-term debt                                                        5,181,369
Total stockholders'
equity                                                               12,444,374

Years Ended December 31, 2004 and 2003

Revenue

         The Company's revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the year ended December 31, 2004 were $25.2 million, an increase of $10.8 million, or 75.2%, over revenues of $14.4 million for the year ended December 31, 2003.

Services

         Revenues from services for the year ended December 31, 2004 were $19.9 million, an increase of $5.9 million, or 42.0%, over revenues of $14.0 million for the year ended December 31, 2003. $5.4 million, or 27.1% of 2004 services revenues relates to revenues derived from DeLeeuw Associates which was acquired by the Company in March 2004. The remaining $0.5 million of increased 2004 revenue as compared to the prior year relates to an increase in the average billing rates coupled with a reduction in hours billed. The Company experienced a 15.9% increase in the average billing rate in 2004 as compared to the prior year, exclusive of the impact of the DeLeeuw Associates acquisition. This is a direct result of the increased revenues in the strategic consulting and business intelligence segments, both of which command higher billing rates than the other segments. Hours billed for time and material based work in 2004 were approximately 16.2% less than hours billed in 2003. This decline is partially due to resources that were utilized on a substantial fixed-price project that was undertaken by the Company during 2004. Additionally, the Company experienced some attrition in the consulting workforce coupled with increased nonbillable time due to gaps in the completion of ongoing assignments versus the start dates of new assignments.

Related party services

         Revenues from related parties for the year ended December 31, 2004 were $3.8 million, an increase of $3.4 million over revenues of $0.4 million for the year ended December 31, 2003. The increase in 2004 results from a full year of invoicing to LEC during 2004, versus six weeks in the prior year, under the independent contractor agreement executed by the Company and LEC in November 2003. Additionally, the average billing rate increased by 7.6% in 2004 as compared to 2003 which is primarily due to the hiring of six higher level consultants for a project obtained by this related party.

Software

Software revenues are derived from the sale of software licenses pertaining to the licensing of our Evoke Axio data profiling software. Evoke was acquired by the Company in June 2004 and, as a result, the Company has only included revenues for the second half of 2004. Revenues from software for the year ended December 31, 2004 were $0.3 million as compared to zero in the prior year. During 2004, the Company deferred approximately $0.3 million of license revenue that is being recognized over the life of the support and maintenance agreements.


Support and maintenance

         Revenues from support and maintenance for the year ended December 31, 2004 were $1.1 million as compared to zero in the prior year. This increase in revenues is attributable to revenues derived from Evoke Software which was acquired by the Company in June 2004.

Cost of revenue

         Cost of revenue primarily includes payroll and benefits costs for the Company's consultants as well as the cost of software that is sold or licensed by the company. Cost of revenue was $19.0 million, or 75.6% of revenue for the year ended December 31, 2004, compared to $10.3 million, or 71.5% of revenue for the year ended December 31, 2003.

Services

         Cost of revenue for services was $15.5 million, or 77.7% of services revenue for the year ended December 31, 2004, compared to $10.0 million, or 71.2% of services revenue for the year ended December 31, 2003. Cost of revenue for DeLeeuw Associates, which was acquired by the Company on March 4, 2004, for the period March 4, 2004 through December 31, 2004 were $3.7 million, or 18.6% of services revenues. Additionally, during 2004, the Company recorded a stock-based compensation charge of $1.4 million, or 7.0% of services revenues, to cost of services revenues. Cost of services revenue for the Company (excluding DeLeeuw Associates and the stock-based compensation charge) for the year ended December 31, 2004 were $10.4 million, an increase of $0.4 million, or 4.0%, as compared to $10.0 million for the year ended December 31, 2003. This increase is attributed to a 15.7% average increase in compensation cost, in 2004, for the Company's consulting force as compared to the prior year. This increase is primarily attributable to hiring highly skilled consultants in the strategic consulting, data warehousing and business intelligence lines of business.

Related party services

         Cost of revenue for related party services was $3.3 million, or 87.2% of related party services revenue for the year ended December 31, 2004, compared to $0.3 million, or 82.5% of related party services revenue for the year ended December 31, 2003. The increase in 2004 results from a full year of costs related to the consultants which are providing services for this related party in 2004, versus six weeks of cost incurred in the prior year. Further, the increase in 2004 reflects the cost of six higher level consultants hired for specialized work during the year and annual increases for the consulting force.

Software

         Cost of revenue for software was $0.2 million, or 63.3% of software revenue for the year ended December 31, 2004, compared to zero for the year ended December 31, 2003. In 2004, cost of software revenue related to both the cost of the Evoke Software revenues.

 Support and maintenance

         Cost of revenue for support and maintenance includes costs associated with resolving customer inquiries. Cost of revenue for support and maintenance was $31,000, or 2.9% of support and maintenance revenue for the year ended December 31, 2004, as compared to zero for the prior year. The increase in cost of support and maintenance is entirely attributable to Evoke Software which was acquired by the Company in June 2004.

Gross Profit

         Gross profit was $6.2 million, or 24.4% of revenue for the year ended December 31, 2004, compared to $4.1 million, or 28.5% of revenue for the year ended December 31, 2003.

         As a percentage of total gross profit for the years ended December 31, 2004 and 2003, services contributed 72.1% and 98.4%, respectively, related party services contributed 8.0% and 1.6%, respectively, software contributed 1.8% and zero, respectively, and support and maintenance the remaining 17.0% and zero, respectively.

         The gross profit percentage for the year ended December 31, 2004, was 33.2%, 86.9% and 17.5% for DeLeeuw Associates, Evoke, and ongoing operations of the Company, respectively. The Company's gross profit percentage for the year ended December 31, 2003 was 28.5%. There is no comparable prior year amount for DeLeeuw Associates or Evoke as they were both acquired by the Company in 2004.

Services

         Gross profit from services was $4.4 million, for the year ended December 31, 2004, an increase of $0.4 million, or 10.0%, as compared to $4.0 million for the year ended December 31, 2003. As a percent of services revenues, gross profit of 22.3% for the year ended December 31, 2004 represented a decrease of 6.5% points as compared to 28.8% of services revenues for the year ended December 31, 2003. The Company recorded a $1.4 million stock-based compensation charge during 2004 which reduced gross profit by 7.0% of services revenues. Excluding this charge, the 2004 gross profit percentage would have been 29.3%, an increase of 0.5% as compared to the prior year. This increase is the result of the gross profit attributable to DeLeeuw Associates, which had a gross profit percentage of 33.2% for the ten months ended December 31, 2004.

Related party services

         Gross profit for related party services was $0.5 million, or 12.8% of related party services revenue for the year ended December 31, 2004, compared to $64,000, or 17.5% of related party services revenue for the year ended December 31, 2003. The 4.7% point decline in the related party services gross profit percentage relates to increased consultant costs in 2004 as compared to the prior year without corresponding increases in the billing rates charged to the client.

Software

         Gross profit resulting from software was $0.1 million, or 36.7% of software revenue for the year ended December 31, 2004, compared to zero for the year ended December 31, 2003. During 2004, the Company deferred approximately $0.3 million of license revenue that is being recognized over the life of the support and maintenance agreements.

 Support and maintenance

         Gross profit for support and maintenance was $1.0 million, or 97.1% of support and maintenance revenue for the year ended December 31, 2004, as compared to zero in the prior year. The increased gross profit for support and maintenance is attributable to the Company's acquisition of Evoke Software in June 2004.

Selling and marketing

         Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $4.1 million, or 16.2% of revenue for the year ended December 31, 2004, compared to $1.6 million, or 10.8% of revenue for the year ended December 31, 2003. $0.9 million and $0.4 million of the increase in selling and marketing expenses during the year ended December 31, 2004 is attributed to the costs related to operating Evoke and DeLeeuw Associates, respectively, which were both acquired during 2004. $0.7 million of the increase resulted from increased payroll and related costs associated with the increased headcount in the Company's existing sales force. The remaining $0.5 million is reflected in the addition of six additional employees and a Director of Marketing and Corporate Communications both through new hires and retaining existing employees of the acquired companies as part of our strategy to gain new clients and increase revenue.

General and administrative

         General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $6.8 million, or 27.1% of revenue for the year ended December 31, 2004 compared to $2.7 million, or 18.8% of revenue for the year ended December 31, 2003. $0.6 million and $1.2 million of the increase in general and administrative expenses during the year ended December 31, 2004 is attributed to the costs of operating Evoke and DeLeeuw Associates subsequent to the acquisitions during 2004, respectively. Additionally, $1.4 million is attributed to an increase in general and administrative payroll costs as the result of hiring a chief financial officer during the fourth quarter of 2003 and increasing the salaries of other Company officers to compensate them competitively with other public companies the size of the Company. $0.5 million represents an increase in development headcount by twelve employees during 2004, as compared to 2003, to support the increased size of the business and the increased compliance requirements inherent in becoming a public company. Professional fees related to legal and accounting increased by $0.4 million primarily due to work related to the Company's public filing requirements.

Research and Development

         Research and development costs primarily include the payroll, employee benefits and other headcount-related costs associated with the employees working on the development of upgrades and new versions of the Evoke Axio software product. Research and development costs were $0.5 million, or 2.1% of revenue compared to zero for the comparative periods in the prior year. The research and development department was obtained in association with the Evoke acquisition which was completed during 2004.

   Goodwill  and intangibles impairment

         Impairment of goodwill of $23.3 million for the year ended December 31, 2004 resulted from the Company's annual impairment review for the DeLeeuw Associates and Evoke acquisitions which occurred in 2004. Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There were no specific events or changes in circumstances in either of the two acquired companies that would have required an interim impairment charge. The Company performed its annual impairment review as of December 31, 2004 and determined that an impairment charge of $23.3 million was required consisting of $11.1 million related to the goodwill and intangibles previously recorded for Evoke Software, an impairment of $11.5 million related to the goodwill previously recorded for DeLeeuw Associates, and $0.7 million related to goodwill recorded for other assets. There were no goodwill impairment charges recorded during the year ended December 31, 2003.

   Depreciation and amortization

         Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $1.1 million for the year ended December 31, 2004 compared to $0.2 million for the year ended December 31, 2003. $0.6 million and $0.1 million of the increase in depreciation and amortization during the year ended December 31, 2004 is attributed to amortization of the acquired Evoke and DeLeeuw Associates intangible assets, respectively.

 Interest Expense

         The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt issued of $0.9 million is also recorded as interest expense. Interest expense recorded was $3.1 million for the year ended December 31, 2004 compared to $0.1 million for the year ended December 31, 2003. This increase is primarily related to the Laurus and Sands financing transactions described below in the liquidity and capital resources section.

Other income (expense)

         The Company recorded interest income of $22,000 and other income of approximately $14,000 for the year ended December 31, 2004, compared to interest income of $5,000 for the year ended December 31, 2003. The Company recorded equity income in its investment in DeLeeuw International (Turkey) of approximately $5,000 for the year ended December 31, 2004.

Income Taxes

         The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $11.5 million during the year ended December 31, 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

         No income tax expense or benefit was recorded in the prior year as the Company was an "S" Corporation through September 30, 2003. Pro forma income taxes for the prior year would have been an income tax benefit of $0.2 million using the effective tax rate of 40%.

Years Ended December 31, 2003 and 2002

         Revenue

         For the year ended December 31, 2003, revenues decreased by $1.8 million from $16.2 million for the year ended December 31, 2002 to $14.4 million for the year ended December 31, 2003. Our revenues decreased by $4.4 million with an offsetting increase of $2.6 million from those accounts acquired pursuant to our acquisition of Scosys, Inc. The decrease was attributable primarily to the soft market in information technology consulting services that existed in 2003.

         Cost of revenues

         For the year ended December 31, 2003, revenues decreased by $0.4 million from $10.7 million for the year ended December 31, 2002 to $10.3 million for the year ended December 31, 2003. This is directly related to the decrease in revenues.

         Gross profit

         Our gross profit percentage decreased to 28.5% of revenues for the year ended December 31, 2003 from 34.3% for the year ended December 31, 2002. The decrease in gross profit percentage was due to a combination of higher personnel costs and lower rates realized for billable consultants as a result of the softer market. We expect that the gross profit margins will rise in future quarters, as we begin to hire consultants on payroll, which we anticipate will translate into higher margins.

         Selling and marketing expenses

         Selling and marketing expenses increased $0.5 million or 42% to $1.6 million for the year ended December 31, 2003, and increased as a percentage of revenue from 6.7% to 10.8%, respectively. The increase in selling and marketing expenses was related primarily to our strategic decision to capitalize on the projected upturn in information technology consulting services. We hired a seasoned Vice President of Sales and additional experienced sales executives. These expenses had the effect of increasing sales salaries and commissions by $0.3 million for the year ended December 31, 2003 compared with the year ended December 31, 2002. Accordingly, sales travel and entertainment, benefits and payroll taxes increased by $0.1 million.

         General and administrative expenses

         General and administrative expenses decreased by 23.9% or $0.8 million, to $2.7 million for the year ended December 31, 2003, from $3.5 million for the year ended December 31, 2002, and decreased as a percentage of revenue to 18.8% from 21.8%, respectively. The decrease in general and administrative expenses was related primarily to the reduction of in-house developers salaries totaling $1.0 million. The reduction represents a combination of developers that were terminated as part of a cost cutting movement and the change in status of our in house development manager in 2002 (non-billable status) to an on site customer project in 2003 (billable status). In connection with the Scosys, Inc. acquisition, we incurred $0.2 million in additional salaries to support the acquisition. The reduction of rent expense by $0.1 million was another factor. We were able to negotiate a temporary reduction in rent as space requirements diminished as a result of the termination of in-house developers.

         Research and development

         The Company had no research and development expense for the years ended December 31, 2003 or 2002.

         Goodwill impairment

         The Company had no goodwill impairment for the years ended December 31, 2003 or 2002.

         Depreciation and amortization

         Depreciation and amortization expenses increased by $0.1 million for the fiscal year ended December 31, 2003, compared to the same period in 2002. Depreciation is computed principally by an accelerated method and is based on the estimated useful lives of the various assets ranging from three to seven years. The increase in amortization expense is attributable to the increase in identifiable intangibles from the acquisition of Scosys, Inc.

         Interest expense

         We incurred $0.1 million in interest expense during each of the fiscal years ended December 31, 2003 and 2002, related primarily to borrowings under our line of credit. Borrowings under the line of credit were used to fund operating activities, to make payments under the obligation in connection with the Scosys acquisition and for distributions to stockholders.

         Other income (expense)

         We had no other income (expense) for the years ended December 31, 2003 or 2002.

         Income taxes

         The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a deferred tax benefit of $0.2 million during the year ended December 31, 2004.

         No income tax expense or benefit was recorded in the prior year as the Company was an "S" Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         Cash totaled $1.0 million as of December 31, 2004 compared to $0.4 million as of December 31, 2003. The Company's cash balance is primarily derived from customer remittances, bank borrowings and acquired cash and is used for general working capital needs. The Company had $0.1 million on deposit with a financial institution as collateral for a letter of credit and has classified this as restricted cash on the accompanying consolidated balance sheet.

         Working capital deficit is ($3.0 million) as of December 31, 2004 compared to ($0.7 million) as of December 31, 2003. The Company's working capital position has deteriorated during the current year primarily due to losses incurred by the Company and liabilities assumed as a result of the acquisition of Evoke. The losses generated by the Company and the payments in settlement of Evoke's obligations have resulted in the need for $1.9 million of additional borrowings against the Company's line of credit, a $1.0 million loan on a short term note payable, $0.5 million raised through the sale of Company common stock, and $0.3 million of loans to the Company by the Chief Executive Officer and the Chief Operating Officer of the Company.

         Cash used by operations during the year ended December 31, 2004 was $4.4 million, an increase in cash used by operations of $3.9 million from the year ended December 31, 2003. This increase in cash used by operations is primarily due to a $4.0 million "cash-based" loss from operations, as determined by adding the non-cash charges incurred of $28.9 million to the reported loss of $32.9 million for the year ended December 31, 2004, a $1.3 million increase in accounts receivable, a $0.4 million increase in the related party receivables, and a $0.1 million increase in prepaid expenses during the year, which was partially offset by an increase in accounts payable and accrued expenses of $1.2 million, and an increase in deferred revenue of $0.1 million. Trade accounts receivable increased primarily due to $0.9 million of receivables attributable to DeLeeuw Associates which was acquired in March 2004 and $0.8 million for Evoke, both of which were acquired during 2004. The increase in the related party receivables is due to billings to LEC for work performed under a subcontractor agreement beginning in December 2003. The Company acquired 49% of LEC in 2004. Accounts payable and accrued expenses increased primarily due to $0.4 million related to DeLeeuw Associates and $0.8 million related to Evoke.

         Cash used by investing activities was $1.9 million during the year ended December 31, 2004. This was due to payments of $2.1 million made primarily as acquisition payments for DeLeeuw Associates and for the purchases of equipment for the Company, partially offset by $0.3 million of cash received as part of the Evoke acquisition.

         Cash provided by financing activities was $6.9 million during the year ended December 31, 2004. During 2004, $4.0 million was raised from the issuance of line of credit notes and $1.0 million was raised from the issuance of a short-term note payable, additional line of credit borrowings of $1.9 million and $0.5 million was raised from the sale of Company common stock and $0.2 million was obtained from other sources. $0.9 million of principal payments on long-term debt and on capital lease obligations were made by the Company during this time period.

         There are currently no material commitments for capital expenditures.

         In order to expand its brand awareness and increase revenues, during 2005, the Company expects to engage in new or expanded marketing and direct sales initiatives. These initiatives, as discussed in Marketing on page 15, are estimated to cost the Company an incremental $0.4 million in 2005 as compared to the promotional expenditures incurred by the Company in 2004.

         The Company also expects to incur costs, in 2005, of approximately $125,000 in order to improve its internal controls surrounding financial reporting and disclosure.

         As of December 31, 2004 and 2003, the Company had accounts receivable due from LEC of approximately $0.8 million and $0.4 million, respectively. There are no known collections problems with respect to LEC.

         For the years ended December 31, 2004 and 2003, we invoiced LEC $3.8 million and $0.4 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. We feel confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 100 clients.

         In February 2004, we obtained $2.0 million in financing pursuant to an October 2003 unsecured convertible line of credit note. In May 2004, pursuant to the complete conversion of this unsecured convertible line of credit note, the participating investor received 16,666,666 shares of our common stock, plus interest. Due to an adjustment in the conversion price in September 2004, participating investors received an additional 2,380,953 shares of common stock. As a result of the initial conversion and the adjustment, we recorded a beneficial conversion charge of $1.2 million. Further in May 2004, we raised an additional $2.0 million pursuant to a new five-year unsecured promissory note with the same investor. In June 2004, we replaced the May 2004 note by issuing a five-year $2.0 million unsecured convertible line of credit note with the same investor. The note accrues at an annual interest rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $0.105 per share. In addition, such investor received a warrant to purchase 4,166,666 shares of our common stock at an exercise price of $0.105 per share. This warrant expires in June 2009. This note also contains beneficial conversion features, and as a result, we recorded a beneficial conversion charge of $1.5 million which is being amortized into income over the life of the debt instrument. Additionally, using the Black-Scholes option pricing model, we determined the fair value of the warrant to be $0.5 million.

         In March 2004, all outstanding amounts under our previous line of credit and notes payable agreements with Fleet Bank, totaling $2.3 million, were repaid and $2.5 million was borrowed from a new $3.0 million line of credit with North Fork Bank (formerly TrustCompany Bank). The terms of this note with North Fork Bank provided for interest accruing on advances at seven eighths of one percent (7/8%) over the institution's prime rate. The line of credit agreement with North Fork Bank contained both financial and non-financial covenants.

         In August 2004, the Company replaced its $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and maturing in three years. We have no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation.

         Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5.0 million to be used for acquisitions. We have no obligation to meet financial covenants under the $5.0 million secured convertible term note. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit will be used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12.0 million shares of the Company's common stock. The exercise price for the first 6.0 million shares acquired under the warrant is $0.29 per share, the exercise price for the next 3.0 million shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3.0 million shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance provided to the Company by Laurus. As of December 31, 2004, $3.7 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 6.25% during December 2004. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement. An early termination fee is due to Laurus in an amount equal to five percent (5%) of the total investment amount if such termination occurs prior to the first anniversary of the closing, four percent (4%) if such termination occurs after the first anniversary but prior to the second anniversary, and three percent (3%) if after the second anniversary.

         The fair value of the 12.0 million warrants was determined to be $2.0 million using the Black-Scholes option pricing model. The assumptions used in the fair value calculation were as follows: stock prices of $0.21, exercise prices of $0.29, $0.31 and $0.35 (as applicable), term of seven years, volatility (annual) of 150.65%, annual rate of quarterly dividends of 0%, a risk free rate of 1.33%, and the fair value per share of the warrants was accordingly calculated to be $0.20. The Company will amortize this relative fair value of the warrants to interest expense over the seven-year life of the debt agreement. The note also includes a beneficial conversion feature and a discount on debt of $5.6 million was recorded in September 2004 and will also be amortized over the three-year life of the debt agreement.

         Under the Laurus agreement, the Company was obligated to ensure that the shares provided for issuance under the agreement were properly registered by December 19, 2004. As a result of the Company's Registration statement not being declared effective prior to this date, the Company is incurring liquidated damages to Laurus an amount equal to 1% for each thirty day period (prorated for partial periods) on a daily basis of the sum of (x) the original aggregate principal amount of the Note plus (y) the original principal amount of each applicable Minimum Borrowing Note. While such event continues, such liquidated damages shall be paid not less often than each thirty days. Any unpaid liquidated damages as of the date when an event has been cured by the Company shall be paid within three days following the date on which such event has been cured by the Company. As a result, the Company has recorded a charge in December 2004 for approximately $44,000.

         In September 2004, we issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, "Sands") three subordinated secured convertible promissory notes equaling $1.0 million (the "Notes"), each with an annual interest rate of 8% expiring September 22, 2005. The Notes are secured by substantially all corporate assets, subordinate to Laurus. The Notes are convertible into shares of our common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a "Qualified Financing"). The conversion price of the shares of our common stock issuable upon conversion of the Notes shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to convert the Notes at a fixed conversion price of $0.14 per share. In the event that we issue stock or derivatives convertible into our stock for a price less the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. We also issued Sands three common stock purchase warrants (the "Warrants") providing Sands with the right to purchase 6.0 million shares of our common stock. The exercise price of the shares of our common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $0.14 per share. The latest that the Warrants may expire is September 8, 2008. Using the Black-Scholes option pricing model, we determined the fair value of the warrant to be $0.5 million. As a result of the beneficial conversion feature, a discount on debt issued of $0.5 million was recorded in September 2004 and is being amortized to interest expense over the one year life of the debt instrument. Finally, we engaged Sands Brothers International Limited as our non-exclusive financial advisor at $6,000 per month for a period of one year.

         The following is a summary of the debt instruments outstanding as of April 8, 2005:

---------------------------------- ---------------------------- ---------------------------- -------------------------
Lender                             Type of facility             Outstanding as of April 8, Remaining Availability
                                                                2005 (not including        (if applicable)
                                                                interest) (all numbers
                                                                approximate)
---------------------------------- ---------------------------- ---------------------------- -------------------------
Laurus Master Fund, Ltd.           Convertible Line of Credit   $3,700,000                   $0
---------------------------------- ---------------------------- ---------------------------- -------------------------
Laurus Master Fund, Ltd.           Convertible Term note        $4,251,000                   $0
---------------------------------- ---------------------------- ---------------------------- -------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $50,000                      $0
LLC
---------------------------------- ---------------------------- ---------------------------- -------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $850,000                     $0
III LLC
---------------------------------- ---------------------------- ---------------------------- -------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $100,000                     $0
IV LLC
---------------------------------- ---------------------------- ---------------------------- -------------------------
Taurus   Advisory   Group,    LLC  Convertible Promissory Note  $2,000,000                   $0
investors
---------------------------------- ---------------------------- ---------------------------- -------------------------
Scott Newman                       Promissory Note              $183,000                     $0
---------------------------------- ---------------------------- ---------------------------- -------------------------
Glenn Peipert                      Promissory Note              $125,000                     $0
---------------------------------- ---------------------------- ---------------------------- -------------------------
TOTAL                                                           $11,259,000                  $0
---------------------------------- ---------------------------- ---------------------------- -------------------------

         The Company has generated losses that have exceeded expectations during 2004. To that extent, the Company has experienced continued negative cash flow which has created a liquidity issue for the Company that it currently believes to be short-term. To address this issue, the following financings were effectuated:

         In November 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") with a private investor, CMKX-treme, Inc. Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 12.5 million shares of common stock for a purchase price of $1.75 million. Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 3,571,428 shares of common stock for $0.5 million, and it was required to purchase the remaining 8,928,572 shares of common stock for $1.25 million by December 31, 2004. As of March 17, 2005, CMKX-treme, Inc. remitted final payment for the remaining 8,928,572 shares.

         Additionally, as of November 17, 2004, Mr. Newman has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through March 31, 2005, to the extent necessary, up to a maximum amount of $0.5 million. The Company believes that its reliance on such commitment is reasonable and that Mr. Newman has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Newman's written commitment provides the Company with the legal right to request and receive such advances. Any loan by Mr. Newman to the Company would bear interest at 3% per annum. As of December 14, 2004, Mr. Newman had loaned the Company $0.2 million, and Mr. Peipert had loaned the Company $0.125 million. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 3% per annum, and each has a term expiring on January 1, 2006. As of December 31, 2004, approximately $0.2 million and $0.125 million remained outstanding to Messrs. Newman and Peipert, respectively.

         As of March 30, 2005, Messrs. Newman, Peipert and Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through May 1, 2006, to the extent necessary, up to a maximum amount of $2.5 million. Mr. Newman personally guaranties up to $1.4 million, Mr. Peipert guaranties up to $0.7 million and Mr. DeLeeuw personally guaranties $0.4 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 3% per annum

         The Company has completed various financing transactions through the issuance of common stock, as well as the issuance of notes and warrants convertible into our common stock, while a registration statement was on file with the Securities and Exchange Commission but had not yet been declared effective. Those transactions were with the following entities:

            o        Taurus Advisory Group, LLC         $4.0 million
            o        Laurus Master Fund, Ltd.           $11.0 million
            o        Sands Brothers International Ltd.
                     (3 affiliated entities)            $1.0 million

         Even though all stockholders, noteholders and warrantholders have been advised of their rights to rescind those financing transactions and they each have waived their rights to rescind those transactions, there is a remote possibility that each of those transactions could be reversed. In such an event, the Company could be adversely affected and may have an obligation to fund such rescissions.

         The Company believes existing cash, borrowing capacity under the line of credit or alternative financing sources, the funding to be provided by the principal stockholders', and funds generated from operations should be sufficient to meet operating requirements over the upcoming twelve month period. We may raise additional funds through debt or equity transactions in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain additional financing through debt or equity investment will depend on various factors, including, among others, revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of convertible debt would result in additional dilution to the Company's stockholders.

   Off-balance sheet arrangements

          The Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

   Contractual Obligations

         At December 31, 2004, the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following table (amounts in table are noted in millions):

----------------------------------------------------------------------------------------
                                                    Less than
Contractual Obligations                 Total       1 year      1-3 years      4-5 years
----------------------------------------------------------------------------------------
Long-term debt                        $        7.3  $        -- $    7.3     $        --
----------------------------------------------------------------------------------------
Short-term note payable                        1.0          1.0       --              --
----------------------------------------------------------------------------------------
Capital lease obligations                      0.2          0.1      0.1              --
----------------------------------------------------------------------------------------
Operating leases                               2.6          0.8      1.2             0.6
----------------------------------------------------------------------------------------
Employment agreements                          5.4          5.4       --              --
----------------------------------------------------------------------------------------
Total                                 $       16.5  $       7.3 $    8.6     $       0.6
----------------------------------------------------------------------------------------

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Revenue recognition

Our revenue recognition policy is significant because revenues are a key component of our results from operations. In addition, revenue recognition determines the timing of certain expenses, such as incentive compensation. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments and estimates affect the application of the revenue policy. Revenue results are difficult to predict and any shortfall in revenues or delay in recognizing revenues could cause operating results to vary significantly from quarter to quarter and could result in future operating losses or reduced net income.

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

The percentage-of-completion method of accounting is not applicable for the Company's software sales.

Software

Revenue from software licensing and maintenance and support are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Evoke software is delivered by the Company either directly to the customer or to a distributor on an order by order basis. The software is not sold with any right of return privileges and, as a result, a returns reserve is not applicable. License fee revenue is recognized by the Company in the period in which delivery occurs. Maintenance and support revenue is recorded in revenue on a pro rata basis over the term of the maintenance and support agreement. Deferred revenue is recorded when customers are invoiced for software maintenance and support. The revenue is recognized over the term of the maintenance and support agreement.

The Company licenses software and provides a maintenance and support agreement to customers. These items are invoiced as separate items and vendor-specific objective evidence is determined for the maintenance and support, generally by identifying in the contract the cost of the maintenance and support to the customer in subsequent renewal periods.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such a valuation requires us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies, and estimating cash flows from projects when completed and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. These estimates may change as additional information becomes available regarding the assets acquired and liabilities assumed. Additionally, in accordance with EITF 99-12, the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed to and announced.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

We evaluate our identifiable goodwill, intangible assets, and other long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Future impairment evaluations could result in impairment charges, which would result in an expense in the period of impairment and a reduction in the carrying value of these assets.

Allowances for Doubtful Accounts

We make judgments regarding our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected. During 2004, $114,785 of uncollectible accounts receivable were written off of the accounts receivable against the allowance for doubtful accounts.

Stock-based Compensation

      We issue stock options to our employees and provide our employees the right to purchase ordinary shares under employee stock purchase plans. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. For equity instruments under fixed plans, APB 25 does not require that any amount of expense to be recorded in the statement of income; however, SFAS No. 123, "Accounting for Stock-Based Compensation" does require disclosure of these amounts in a pro forma table to the financial statements. In determining this disclosure the value of an option is estimated using the Black Scholes option valuation model. This model requires the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus the total calculated costs associated with the grant of stock options or issuance of stock under employee stock purchase plans. In addition, in disclosing the fair-value cost of stock-based compensation, we estimate that we will be able to obtain a 40% tax benefit on these costs. There is the potential that this tax benefit will not be obtained to this extent or at all, which directly impacts the level of expenses associated with stock-based compensation. We expect our accounting policies, regarding stock-based compensation to be materially affected by our adoption of SFAS123R, which is described under "Recent Pronouncements." We have not yet determined what the impact of the adoption of SFAS123R will be on our compensation philosophy.

Deferred Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. A valuation allowance is maintained by the Company due to the impact of the current years net operating loss (NOL). In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to net income in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance relates predominately to benefits derived from the utilization of our NOL's.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123 and 95". This final standard replaces the existing requirements under SFAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. SFAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005 and allows companies to restate the full year of 2005 to reflect the impact of expensing under SFAS 123R as reported in the footnotes to the financial statements for the first half of 2005. . The transitional provisions of SFAS 123R allow companies to select either a modified-prospective or modified-retrospective transition method which effectively impacts in which periods actual expense will be reported in the statements of income. We are in the process of determining the transitional method we will apply. We have not determined how SFAS123R will modify, if at all, our compensation philosophy in general or for stock option grants in particular. We cannot currently estimate the amount of stock-based compensation expense which will be related to stock option grants or the issue of warrants in 2005 and thereafter.


 ITEM 7.      FINANCIAL STATEMENTS.

         The Financial Statements of the Company and the accompanying notes thereto, and the independent auditor's report required by this item are included as part of this Form 10-KSB and immediately follow the signatures page of this Form 10-KSB.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On June 1, 2004, Ehrenkrantz Sterling & Co., LLC ("Ehrenkrantz") merged with the firm of Friedman Alpren & Green LLP. The new entity, Friedman LLP ("Friedman"), was retained by us, and our Board of Directors approved this decision on June 7, 2004. For the period since Ehrenkrantz's appointment through June 7, 2004, there have been no disagreements with Ehrenkrantz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ehrenkrantz would have caused them to make reference thereto in their report. In addition, for the period since Ehrenkrantz's appointment through June 7, 2004, we did not consult with Friedman regarding any matter that was the subject of a "disagreement" with Ehrenkrantz, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or with regard to any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as such consultations as may have been made with former employees of Ehrenkrantz who are now employees of Friedman.

ITEM 8A - CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, and as a result of comments received in February 2005 from the Staff of the SEC pertaining to our Registration Statement on Form SB-2/A, File No. 333-115243 (the "Registration Statement"), our chief executive officer and our chief financial officer have concluded that a material weakness exists with regard to the valuation and purchase accounting of our recent acquisitions, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations.

         In connection with our acquisitions of DeLeeuw Associates, Inc. and Evoke Software Corporation, we misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 99-12. As a result, we were required in March 2005 to restate our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. Management now believes and has determined that the disclosure controls and procedures for these three quarters were not effective.

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

         Management is establishing an action plan that it believes will correct the aggregated material weaknesses described above. Our estimated costs related to the correction of these material weaknesses is approximately $0.125 million, most notably related to our conversion to the Great Plains accounting system during the third quarter of 2004. The conversion to the Great Plains accounting system required inconsequential modifications to our transaction processing systems. The effect of the migration to this system has been to provide a better audit trail than our previous system. The batch processing of transactions provides the ability for review of transactions prior to being posted in the accounting system. Further, the ability to close and lock periods to prevent changes to prior periods provides greater reliability of the data and the financial statements (resulting from the financial statements being prepared directly by the accounting system as opposed to using spreadsheets, which have greater potential for error). Finally, this system has the ability to provide comparative financial statements to expectations, which drives variance reporting. As a result of this system change, there were changes in our internal control over financial reporting starting in the third quarter of 2004, as we have redesigned the organization structure to drive more focus on our internal control environment. Other measures included in our action plan are as follows:

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

         At the same time as we continue our efforts to improve our internal control environment, management of the Company is still in the process of implementing the above procedures and controls, including review and evaluation, to mitigate recognized weaknesses specifically for the preparation of the financial statements for the periods covered by this Annual Report on Form 10-KSB. Management believes that these procedures and controls are not yet effective in ensuring the proper collection, evaluation and disclosure of the financial information for the periods covered by this. Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not yet effective at a reasonable assurance level as of the date of this Annual Report.

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


ITEM 8B. OTHER INFORMATION

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the past fiscal year, and, if applicable, written representations that Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled.

         The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became a director or executive officer. Our Board of Directors elects our executive officers annually. Each year the stockholders elect the members of our Board of Directors.

         Our directors and executive officers are as follows:

------------------------------------- ----------------------- ------- -----------------------------------------------
Name                                  Year First Elected As    Age    Position(s) Held
                                      an Officer Or Director
------------------------------------- ----------------------- ------- -----------------------------------------------
Scott Newman                                   2004             45    President, Chief Executive Officer and
                                                                      Chairman
------------------------------------- ----------------------- ------- -----------------------------------------------
Glenn Peipert                                  2004             44    Executive Vice President, Chief Operating
                                                                      Officer and Director
------------------------------------- ----------------------- ------- -----------------------------------------------
Mitchell Peipert                               2004             46    Vice President, Chief Financial Officer,
                                                                      Secretary and Treasurer
------------------------------------- ----------------------- ------- -----------------------------------------------
Lawrence K. Reisman                            2004             45    Director
------------------------------------- ----------------------- ------- -----------------------------------------------
Robert C. DeLeeuw                              2004             48    Senior Vice President and President of
                                                                      DeLeeuw Associates, LLC
------------------------------------- ----------------------- ------- -----------------------------------------------


         SCOTT NEWMAN has been our President, Chief Executive Officer and Chairman since January 2004. Mr. Newman founded the former Conversion Services International, Inc. in 1990 (before its merger with and into the LCS) and is our largest stockholder. He has over twenty years of experience providing technology solutions to major companies internationally. Mr. Newman has direct experience in strategic planning, analysis, design, testing and implementation of complex big-data solutions. He possesses a wide range of software and hardware architecture/discipline experience, including, client/server, data discovery, distributed systems, data warehousing, mainframe, scaleable solutions and e-business. Mr. Newman has been the architect and lead designer of several commercial software products used by Chase, Citibank, Merrill Lynch and Jaguar Cars. Mr. Newman advises and reviews data warehousing and business intelligence strategy on behalf of our Global 2000 clients, including AT&T Capital, Jaguar Cars, Cytec and Chase. Mr. Newman is a member of the Young Presidents Organization, a leadership organization that promotes the exchange of ideas, pursuit of learning and sharing strategies to achieve personal and professional growth and success. Mr. Newman received his B.S. from Brooklyn College in 1980.

         GLENN PEIPERT has been our Executive Vice President, Chief Operating Officer and Director since January 2004. Mr. Peipert held the same positions with the former Conversion Services International, Inc. since its inception in 1990. Mr. Peipert has over two decades of experience consulting to major organizations about leveraging technology to enable strategic change. He has advised clients representing a broad cross-section of rapid growth industries worldwide. Mr. Peipert has hands on experience with the leading data warehousing products. His skills include architecture design, development and project management. He routinely participates in architecture reviews and recommendations for our Global 2000 clients. Mr. Peipert has managed major technology initiatives at Chase, Tiffany, Morgan Stanley, Cytec and the United States Tennis Association. He speaks nationally on applying data warehousing technologies to enhance business effectiveness and has authored multiple white papers regarding business intelligence. Mr. Peipert is a member of the Institute of Management Consultants, as well as TEC International, a leadership organization whose mission is to increase the effectiveness and enhance the lives of chief executives and those they influence. Mr. Peipert is the brother of Mitchell Peipert, our Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Peipert received his B.S. from Brooklyn College in 1982.

         MITCHELL PEIPERT has been our Vice President, Chief Financial Officer, Secretary and Treasurer since January 2004. Mr. Peipert is a Certified Public Accountant who held the same positions with the former Conversion Services International, Inc. from January 2001 to September 2002. From September 2002 to December 2003, Mr. Peipert was Senior Sales Executive for NIA Group and President of E3 Management Advisors. From April 1992 until January 2001, Mr. Peipert served as Senior Vice President of Operations and Controller of TSR Wireless LLC, where he directed the accounting, operations and human resources functions. He also assisted the chief executive officer in strategic planning, capital raising and acquisitions. Prior to his employment by TSR, he held various managerial roles for Anchin, Block & Anchin, certified public accountants, Merrill Lynch and Grant Thornton. Mr. Peipert is the brother of Glenn Peipert, our Executive Vice President, Chief Operating Officer and Director. Mr. Peipert received his B.S. from Brooklyn College in 1980 and received his M.B.A. in Finance from Pace University in 1986.

         LAWRENCE K. REISMAN has been a Director of our company since February 2004. Mr. Reisman is a Certified Public Accountant who has been the principal of his own firm, The Accounting Offices of L.K. Reisman, since 1986. Prior to forming his company, Mr. Reisman was a tax manager at Coopers & Lybrand and Peat Marwick Mitchell. He routinely provides accounting services to small and medium-sized companies, which services include auditing, review and compilation of financial statements, corporate, partnership and individual taxation, designing accounting systems and management consulting services. Mr. Reisman received his B.S. and M.B.A. in Finance from St. John's University in 1981 and 1985, respectively.

         ROBERT C. DELEEUW has been our Senior Vice President and the President of our wholly owned subsidiary, DeLeeuw Associates, LLC, since March 2004. Mr. DeLeeuw founded DeLeeuw Associates, LLC, formerly known as DeLeeuw Associates, Inc., in 1991. Mr. DeLeeuw has over twenty-five years experience in banking and consulting. During this time, he has managed and supported some of the largest merger projects in the history of the financial services industry and has implemented numerous large-scale business and process change programs for his clients. He has been published in American Banker, Mortgage Banking Magazine, The Journal of Consumer Lending and Bank Technology News where he has also served as a member of the Editorial Advisory Board. Mr. DeLeeuw received his B.S. from Rider University in 1979 and received his M.S. in Management from Stevens Institute of Technology in 1986.

         Directors do not receive compensation for their duties as directors.

Code of Conduct and Ethics

         Our Board of Directors has adopted a Code of Conduct and Ethics which is applicable to all our directors, officers, employees, agents and representatives, including our principal executive officer and principal financial officer, principal accounting officer or controller, or other persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended December 31, 2004, 2003 and 2002: (i) individuals who served as, or acted in the capacity of, our principal executive officer for the fiscal year ended December 31, 2004; and (ii) our other most highly compensated executive officer, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 2004 and who were employed at the end of fiscal year 2004.

                           SUMMARY COMPENSATION TABLE*

                                                                                               Long Term Compensation
                                                                                               ----------------------
                                             Annual Compensation(1)                   Awards                        Payouts
                                           --------------------------------    -----------------------      ------------------------
                                                                               Restricted    Securities
                                                               Other Annual      Stock       Underlying      LTIP       All Other
Name and Principal Position      Year      Salary     Bonus    Compensation     Award(s)    Options/SARs    Payouts     Compensation
---------------------------      ----      ------     -----    ------------     --------    ------------    -------     ------------
                                            ($)          ($)       ($)            ($)           (#)            ($)          ($)

Scott Newman                     2004     487,270       --            --         --             --             --         14,054 (2)
President, Chief Executive       2003     244,452       --            --         --             --             --        206,686 (3)
Officer and Chairman             2002     143,750       --            --         --             --             --        259,418 (3)

Glenn Peipert                    2004     362,180       --            --         --             --             --         14,054 (2)
Executive Vice President,        2003     223,016       --            --         --             --             --        171,309 (4)
Chief Operating Officer and      2002     143,750       --            --         --             --             --        199,166 (4)
Director

Mitchell Peipert, Vice           2004     193,524       --            --         --         4,500,000          --         14,413 (2)
President, Chief Financial       2003      10,000       --            --         --             --             --          1,133 (2)
Officer, Treasurer and           2002     138,750       --            --         --             --             --         13,591 (2)
Secretary

Robert C. DeLeeuw, Senior Vice   2004     329,400       --            --         --             --             --            592 (5)
President and President of
DeLeeuw Associates, LLC

Steven Huber, Vice President     2004     273,168       --            --         --         4,500,000          --          6,686 (2)
and General Manager              2003     170,042       --            --         --             --             --          6,971 (2)

-------------------------

* Salary reflects total compensation paid to these executives (both before and after the merger described in Item 1).

(1) The annual amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary reported for each named executive officer and has therefore been omitted, unless otherwise stated above.


(2) Amounts shown reflect payments related to medical, dental and life insurance.

(3) Amounts shown reflect distributions resulting from the operating entity's past tax status as a Subchapter S corporation of $209,020 in 2002 and $153,738 in 2003, as well as $50,398 in 2002 and $66,262 in 2003 of expenses, which include auto, travel and equipment purchases paid for by the Company.

(4) Amounts shown reflect distributions resulting from the operating entity's past tax status as a Subchapter S corporation of $134,252 in 2002 and $101,988 in 2003, as well as $64,914 in 2002 and $63,645 in 2003 of expenses, which include auto, travel and equipment purchases paid for by the Company.

(5)    Amounts shown reflect payment related to life insurance.

Option/SAR Grants as of December 31, 2004

-------------------------- ---------------------- --------------------- -------------- ----------------
Name                       Number of securities   Percent of total      Exercise or    Expiration Date
                           underlying             options/SARs          base price
                           options/SARs granted   granted to            ($/Sh)
                           (#) (1)                employees in fiscal
                                                  year
-------------------------- ---------------------- --------------------- -------------- ----------------
Mitchell Peipert           4,500,000              13.2%                 $0.165         March 28, 2014
-------------------------- ---------------------- --------------------- -------------- ----------------

(1) All options were granted under the Company's 2003 Incentive Plan. Mr. Peipert's options were granted on March 29, 2004. One-third of such options vest upon the first anniversary of the grant date, one-third vest on the second anniversary of the grant date, and one-third vest on the third anniversary of the grant date.


               AGGREGATE OPTIONS EXERCISEABLE IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                       Number of Securities             Value of Unexercised
                                                      Underlying Unexercised            In-the-Money Options
                                                  Options at December 31, 2004(1)     at December 31, 2004 (1)
                                                  -----------------------------      ------------------------
Name and Principal Position                       Exercisable    Unexercisable     Exercisable     Unexercisable
---------------------------                       -----------    -------------     -----------     -------------
Mitchell Peipert                                       0           4,500,000            0            $990,000
   Vice President , Chief Financial Officer,
   Secretary and Treasurer

(1) As of December 30, 2004 the market value of a share of common stock was $0.22. No shares were exercised by executive officers or directors in fiscal year ended December 31, 2004.


2003 Incentive Plan

General

         The 2003 Incentive Plan was approved at a special meeting of our stockholders on January 23, 2004. The Plan authorizes us to issue 100 million shares of common stock for issuance upon exercise of options, of which we have reserved 50 million shares. It also authorizes the issuance of stock appreciation rights, referred to herein as SARs. The Plan authorizes us to grant:

      o     incentive stock options to purchase shares of our common stock,
      o     non-qualified stock options to purchase shares of common stock, and
      o     SARs and shares of restricted common stock.

         The Plan may be amended, terminated or modified by our Board at any time, subject to stockholder approval as required by law, rule or regulation. No such termination, modification or amendment may affect the rights of an optionee under an outstanding option or the grantee of an award.

Objectives

         The objective of the Plan is to provide incentives to our officers, other key employees, consultants, professionals and non-employee directors to achieve financial results aimed at increasing stockholder value and attracting talented individuals to CSI. Persons eligible to be granted incentive stock options under the Plan will be those employees, consultants, professionals and non-employee directors whose performance, in the judgment of a committee of our Board of Directors, can have a significant effect on our success.

Oversight

         The Board, acting as a whole, or a committee thereof appointed by our Board, will administer the Plan by making determinations regarding the persons to whom options should be granted and the amount, terms, conditions and restrictions of the awards. The Board or such committee also has the authority to interpret the provisions of the Plan and to establish and amend rules for its administration subject to the Plan's limitations.

Types of grants

         The Plan allows us to grant incentive stock options, non-qualified stock options, shares of restricted stock, SARs in connections with options and independent SARs. The Plan does not specify what portion of the awards may be in the form of any of the foregoing. Incentive stock options awarded to our employees are qualified stock options under the Internal Revenue Code.

Eligibility

         Under the Plan, we may grant incentive stock options only to our officers and employees, and we may grant non-qualified options to officers and employees, as well as our directors, independent contractors and agents.

Statutory Conditions on Stock Options

         Exercise Price. To the extent that Options designated as incentive stock options become exercisable by an optionee for the first time during any calendar year for common stock having a fair market value greater than One Hundred Thousand Dollars ($100,000), the portions of such options which exceed such amount shall be treated as nonqualified stock options. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of our stock, or of any parent or subsidiary of ours, must have an exercise price at least equal to 110% of the fair market value of common stock on the date of grant and the term of the option may not be longer than five years.

         Expiration Date. Any option granted under the Plan will expire at the time fixed by the Board or its committee, which cannot be more than ten (10) years after the date it is granted or, in the case of any person who owns more than 10% of the combined voting power of all classes of our stock or of any parent or subsidiary corporation, not more than five years after the date of grant.

         Exerciseability. The Board or its committee may also specify when all or part of an option becomes exercisable, but in the absence of such specification, the option will ordinarily be exercisable in whole or part at any time during its term. However, the Board or its committee may accelerate the exerciseability of any option at its discretion.

         Assignability. Options granted under the Plan are not assignable, except by the laws of descent and distribution or as may be otherwise provided by the Board or its committee.

Payment Upon Exercise Of Options

         Payment of the exercise price for any option may be in cash or by broker assisted exercise.

Stock Appreciation Rights

         A Stock Appreciation Right is the right to benefit from appreciation in the value of common stock. A SAR holder, on exercise of the SAR, is entitled to receive from us in cash or common stock an amount equal to the excess of: (a) the fair market value of common stock covered by the exercised portion of the SAR, as of the date of such exercise, over (b) the fair market value of common stock covered by the exercised portion of the SAR as of the date on which the SAR was granted.

         The Board or its committee may grant SARs in connection with all or any part of an option granted under the Plan, either concurrently with the grant of the option or at any time thereafter, and may also grant SARs independently of options.

Tax Consequences

         An employee or director will not recognize income on the awarding of incentive stock options and nonstatutory options under the Plan.

         An optionee will recognize ordinary income as the result of the exercise of a nonstatutory stock option in the amount of the excess of the fair market value of the stock on the day of exercise over the option exercise price.

         An employee will not recognize income on the exercise of an incentive stock option, unless the option exercise price is paid with stock acquired on the exercise of an incentive stock option and the following holding period for such stock has not been satisfied. The employee will recognize long-term capital gain or loss on a sale of the shares acquired on exercise, provided the shares acquired are not sold or otherwise disposed of before the earlier of:

      (i)   two years from the date of award of the option, or

      (ii)  one year from the date of exercise.

         If the shares are not held for the required period of time, the employee will recognize ordinary income to the extent the fair market value of the stock at the time the option is exercised exceeds the option price, but limited to the gain recognized on sale. The balance of any such gain will be a short-term capital gain. Exercise of an option with previously owned stock is not a taxable disposition of such stock. An employee generally must include in alternative minimum taxable income the amount by which the price such employee paid for an incentive stock option is exceeded by the option's fair market value at the time his or her rights to the stock are freely transferable or are not subject to a substantial risk of forfeiture.

         As of December 31, 2004, options to purchase a total of 41,265,981 shares of common stock were outstanding at an exercise prices ranging from $0.055 to $0.23 per share. Generally, one-third of the options granted vest on the first anniversary, one-third of the options granted vest on the second anniversary and one-third of the options granted vest on the third anniversary. However, 8,900,981 options granted during 2004 were immediately vested upon grant and had a below fair-market value exercise price of $0.055 per share. The Company recorded $1.4 million of compensation expense with respect to this option grant during 2004. All options expire on the ten year anniversary of their grant date.

         All options described above have been issued pursuant to the 2003 Incentive Plan described above.

Employment Agreements

         Scott Newman, our President and Chief Executive Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Newman of $500,000 and an annual bonus to be awarded by our to-be-appointed Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Newman's employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) three year's base salary or (2) the period from the date of termination through the expiration date.

         Glenn Peipert, Executive Vice President and Chief Operating Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $375,000 and an annual bonus to be awarded by our to-be-appointed Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert's employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) three year's base salary or (2) the period from the date of termination through the expiration date.

         Mitchell Peipert, Vice President, Chief Financial Officer, Treasurer and Secretary, agreed to a three-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $200,000 and an annual bonus to be awarded by our to-be-appointed Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert's employment is terminated other than with good cause, he will receive a lump sum payment of the longer of
(1) three year's base salary or (2) the period from the date of termination through the expiration date.

         Robert C. DeLeeuw, Senior Vice President and President of our wholly owned subsidiary, DeLeeuw Associates, LLC, agreed to a three-year employment agreement dated as of February 27, 2004. The agreement provides for an annual salary to Mr. DeLeeuw of $350,000 and an annual bonus to be awarded by our to-be-appointed Compensation Committee. The agreement also provides for health, life and disability insurance. In the event that Mr. DeLeeuw's employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) one year's base salary or (2) the period from the date of termination through the expiration date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of April 8, 2005, based on 781,010,668 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group:

-------------------------------------------- ------------------------------- -----------------------------------------

           Name and Address of                  Amount of Common Stock         Percentage of Outstanding Common Stock
          Beneficial Owner(1)(2)                   Beneficially Owned                    Beneficially Owned
-------------------------------------------- ------------------------------- -----------------------------------------
Scott Newman(3)                                       294,195,833                               37.7%
-------------------------------------------- ------------------------------- -----------------------------------------

Glenn Peipert(4)                                      150,000,000                               19.2%
-------------------------------------------- ------------------------------- -----------------------------------------

Mitchell Peipert(5)                                     1,500,000                                  *
-------------------------------------------- ------------------------------- -----------------------------------------

Robert C. DeLeeuw(6)                                   80,000,000                               10.2%
-------------------------------------------- ------------------------------- -----------------------------------------

Lawrence K. Reisman(7)                                    150,000                                   *
-------------------------------------------- ------------------------------- -----------------------------------------

WHRT I Corp. (8)                                       72,543,956                                9.3%
-------------------------------------------- ------------------------------- -----------------------------------------

All directors and officers as a group (5
persons)                                              525,845,833                               67.3%
-------------------------------------------- ------------------------------- -----------------------------------------

--------------------------------------------
* Represents less than 1% of the issued and outstanding Common Stock.

(1) Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2) All addresses except for WHRT I Corp. are c/o Conversion Services International, Inc., 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.

(3) Mr. Newman is the Company's President, Chief Executive Officer and Chairman of the Board.

(4) Mr. Glenn Peipert is the Company's Executive Vice President, Chief Operating Officer and Director.

(5) Mr. Mitchell Peipert is the Company's Vice President, Chief Financial Officer, Secretary and Treasurer. Consists of an option to purchase 1,500,000 shares of common stock granted on March 29, 2004 at an exercise price of $0.165 per share. Does not include an option to purchase 3,000,000 shares of common stock granted on March 29, 2004 at an exercise price of $0.165 per share, of which 1,500,000 shares vest on March 29, 2006 and 1,500,000 shares vest on March 29, 2007. One-third of the options granted vest on the first anniversary, one-third of the options granted vest on the second anniversary and one-third of the options granted vest on the third anniversary. The option grant expires on March 28, 2014.

(6) Mr. DeLeeuw is the Company's Senior Vice President and the President of the Company's wholly owned subsidiary, DeLeeuw Associates, LLC.

(7) Mr. Reisman is a Director. Consists of an option to purchase 150,000 shares of common stock granted on May 28, 2004 at an exercise price of $0.20 per share. Does not include an option to purchase 300,000 shares of common stock granted on May 28, 2004 at an exercise price of $0.20 per share, of which 150,000 shares vest on May 28, 2006 and 150,000 shares vest on May 28, 2007. One-third of the options granted vest on the first anniversary, one-third of the options granted vest on the second anniversary and one-third of the options granted vest on the third anniversary. The option grant expires on May 27, 2014.

(8) Based on a Schedule 13G filed with the Securities Exchange Commission on July 8, 2004. WHRT I Corp.'s address is c/o Tudor Ventures, 50 Rowes Wharf, 6th Floor, Boston, Massachusetts 02420.

Equity Compensation Plan Disclosure

The following table sets forth certain information as of December 31, 2004 regarding securities:

                                                                                 Number of securities
                             Number of securities to      Weighted-average      remaining available for
                             be issued upon exercise      exercise price of      future issuance under
                             of outstanding options,    outstanding options,      equity compensation
Plan Category                  warrants and rights       warrants and rights             plans
----------------------      ------------------------   ----------------------  -------------------------
Equity Compensation
Plans Approved by
Security Holders                   41,265,981              $        0.15                 8,734,019

Equity Compensation
Plans Not Approved by
Security Holders                           --                         --                        --
                            ------------------------   ----------------------  -------------------------
    Total                          41,265,981              $        0.15                 8,734,019
                            ========================   ======================  =========================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. The acquisition was completed through a Stock Purchase Agreement between the Company and the sole stockholder of LEC. In connection with the acquisition, the Company (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee. For the year ended December 31, 2004, the Company invoiced LEC $3.8 million for the services of consultants subcontracted to LEC by the Company. As of December 31, 2004, the Company had accounts receivable due from LEC of approximately $0.8 million. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. The Company feels confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 1000 clients.

         On November 8, 2004, Mr. Newman entered into a stock purchase agreement with a private investor, CMKX-treme, Inc. Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 2,833,333 shares of common stock for a purchase price of $250,000. As of April 8, 2005, the shares have not been issued to CMKX-treme, Inc. because it has not yet remitted payment for the shares.

         On November 8, 2004, Mr. Peipert entered into a stock purchase agreement with a private investor, CMKX-treme, Inc. Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 5,666,667 shares of common stock for a purchase price of $500,000. As of April 8, 2005, the shares have not been issued to CMKX-treme, Inc. because it has not yet remitted payment for the shares.

         On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell will receive an aggregate amount of $0.25 million as compensation for services provided to the Company. During 2004, an aggregate amount of $50,000 was paid to Mr. Mitchell for services provided under this consulting agreement.

         As of November 16, 2004, Mr. Newman and Mr. Peipert repaid in full to the Company loans in the aggregate of approximately $0.2 million, including accrued interest. These loans bore interest at 3% per annum and were due and payable by December 31, 2005.

         As of November 17, 2004, Mr. Newman has agreed to personally support our cash requirements to enable us to fulfill our obligations through March 31, 2005, to the extent necessary, up to a maximum amount of $0.5 million. We believe that our reliance on such commitment is reasonable and that Mr. Newman has sufficient liquidity and net worth to honor such commitment. We believe that Mr. Newman's written commitment provides us with the legal right to request and receive such advances. Any loan by Mr. Newman to the Company would bear interest at 3% per annum. As of December 14, 2004, Scott Newman, our President, Chief Executive Officer and Chairman, loaned the Company $0.2 million, and Glenn Peipert, our Executive Vice President, Chief Operating Officer and Director, loaned the Company $0.125 million. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 3% per annum, and each has a term expiring on January 1, 2006. As of December 31, 2004, approximately $0.2 million and $0.125 million remained outstanding to Messrs. Newman and Peipert, respectively.

         As of March 30, 2005, Messrs. Newman, Peipert and Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through May 1, 2006, to the extent necessary, up to a maximum amount of $2.5 million. Mr. Newman personally guaranties up to $1.4 million, Mr. Peipert guaranties up to $0.7 million and Mr. DeLeeuw personally guaranties approximately $0.4 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 3% per annum.

         Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, had loaned an aggregate of $0.93 million to us. This loan was converted into shares of our common stock at the closing of the merger of LCS and CSI.

         Other than those described above, during the last two fiscal years, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, executive officer, greater than 5% stockholder or any family of such parties.

ITEM 13.      EXHIBITS

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

         2.5 Plan and Agreement of Merger and Reorganization, dated February 27, 2004, among the Company, DeLeeuw Associates, Inc. and DeLeeuw Conversion LLC filed as Exhibit 2.1 on Form 8-K on March 16, 2004).

         2.6 Asset Purchase Agreement, dated May 26, 2004, among the Registrant, Evoke Asset Purchase Corp. and Evoke Software Corporation (filed as Exhibit 2.1 on Form 8-K on July 13, 2004).

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

         3.4 Amended and Restated Bylaws (filed as Exhibit 3.3 on Form 8-K on February 17, 2004).

         4.1 Securities Purchase Agreement, dated August 16, 2004, among the Registrant and Laurus (filed as Exhibit 4.2 on Form 10-QSB on August 23, 2004).

         4.2 Registration Rights Agreement, dated August 16, 2004, among the Registrant and Laurus (filed as Exhibit 4.3 on Form 10-QSB on August 23, 2004).

         4.3 Common Stock Purchase Warrant, dated August 16, 2004, in favor of Laurus Master Fund, Ltd. (filed as Exhibit 4.7 on Form 10-QSB on August 23,
2004).

         4.4 Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital LLC (filed as Exhibit 4.1 on Form 8-K on September 27, 2004).

         4.5 Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital III LLC (filed as Exhibit 4.2 on Form 8-K on September 27, 2004).

         4.6 Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital IV LLC (filed as Exhibit 4.3 on Form 8-K on September 27, 2004).

         4.7 Registration Rights Agreement, dated September 22, 2004, among the Company, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (filed as Exhibit 4.4 on Form 8-K on September 27, 2004).

         10.1 Employment Agreement among the Company and Scott Newman, dated March 26, 2004 (filed as Exhibit 10.1 on Form 8-K/A on April 1, 2004).

         10.2 Employment Agreement among the Company and Glenn Peipert, dated March 26, 2004 (filed as Exhibit 10.2 on Form 8-K/A on April 1, 2004).

         10.3 Employment Agreement among the Company and Mitchell Peipert, dated March 26, 2004 (filed as Exhibit 10.3 on Form 8-K/A on April 1, 2004).

         10.4 Employment Agreement among the Company and Robert DeLeeuw, dated March 26, 2004 (filed as Exhibit 10.4 on Form SB-2/A on September 30, 2004).

         10.5 2003 Incentive Plan (filed as Schedule B on Schedule 14A on January 5, 2004).

         10.6 Security Agreement, dated August 16, 2004, among the Registrant, DeLeeuw Associates, LLC, CSI Sub Corp. (DE), Evoke Software Corporation and Laurus Master Fund, Ltd. ("Laurus") (filed as Exhibit 4.1 on Form 10-QSB on August 23, 2004).

         10.7 Secured Convertible Minimum Borrowing Note, dated August 16, 2004 (filed as Exhibit 4.4 on Form 10-QSB on August 23, 2004).

         10.8 Secured Revolving Note, dated August 16, 2004 (filed as Exhibit
4.5 on Form 10-QSB on August 23, 2004).

         10.9 Secured Convertible Term Note, dated August 16, 2004 (filed as
Exhibit 4.6 on Form 10-QSB on August 23, 2004).

         10.10 Stock Pledge Agreement, dated August 16, 2004, among the Registrant and Laurus (filed as Exhibit 4.8 on Form 10-QSB on August 23, 2004).

         10.11 Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital LLC (filed as
Exhibit 10.1 on Form 8-K on September 27, 2004).

         10.12 Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital III LLC (filed as
Exhibit 10.2 on Form 8-K on September 27, 2004).

         10.13 Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital IV LLC (filed as
Exhibit 10.3 on Form 8-K on September 27, 2004).

         10.14 Security Agreement, dated September 22, 2004, among the Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (filed as Exhibit 10.4 on Form 8-K on September 27, 2004).

         10.15 Subordination Agreement, dated September 22, 2004, among the Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC and Laurus Master Fund, Ltd. (filed as Exhibit 10.5 on Form 8-K on September 27, 2004).

         10.16 Advisory Agreement, dated September 22, 2004, among the Registrant and Sands Brothers International Limited (filed as Exhibit 10.6 on Form 8-K on September 27, 2004).

         10.17 Consulting Agreement with Morgan Stanley & Co., Incorporated (filed as Exhibit 10.18 on Form SB-2/A on January 19, 2005).

         10.18 Consulting Agreement with Cellco Partnership (now known as Verizon Wireless) (filed as Exhibit 10.19 on Form SB-2/A on January 19, 2005).

         21 Subsidiaries of the Company (filed as Exhibit 21 on Form SB-2/A on September 30, 2004).

         31.1* Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

         31.2* Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

         32.1* Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.
Section 1350.

         32.2* Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.
Section 1350.
--------------------
* filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2004, and December 31, 2003, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and
(iv) all other fees for services rendered.

                                      December 31, 2003     December 31, 2004
                                      -----------------     -----------------

Audit Fees                                 $ 17,500           $281,975
Audit Related Fees                         $     --           $212,480
Tax Fees                                   $     --           $ 36,799
All Other Fees                             $     --           $     --
                                           ---------------------------
                                           $ 17,500           $531,254

Audit Committee Policies

         The board of directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the board of directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 12, 2005


                               /s/ Scott Newman
                               ------------------------------------------------
                               Scott Newman
                               President, Chief Executive Officer and Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title Date

/s/ Scott Newman                    President, Chief Executive                  April 12, 2005
----------------                    Officer and Chairman
Scott Newman

/s/ Mitchell Peipert                Vice President, Chief Financial
--------------------                Officer, Secretary and Treasurer            April 12, 2005
Mitchell Peipert

/s/ Glenn Peipert                   Executive Vice President, Chief
-----------------                   Operating Officer and Director              April 12, 2005
Glenn Peipert

/s/ Lawrence K. Reisman             Director                                    April 12, 2005
-----------------------
Lawrence K. Reisman

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Conversion Services International, Inc. and Subsidiaries
East Hanover, New Jersey

            We have audited the accompanying consolidated balance sheet of Conversion Services International, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conversion Services International, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
------------------------
East Hanover, New Jersey
April 8, 2005

                    CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
    Cash                                                                $  1,028,146
    Restricted cash                                                           83,375
    Accounts receivable, net of allowance for
      doubtful accounts of $209,582                                        4,349,229
    Accounts receivable from related parties; (Note 19)                      781,100
    Prepaid expenses                                                         309,459
                                                                        ------------
      TOTAL CURRENT ASSETS                                                 6,551,309
                                                                        ------------
PROPERTY AND EQUIPMENT, at cost, net; (Note 4)                               587,575
                                                                        ------------
OTHER ASSETS
    Restricted cash                                                        4,269,377
    Goodwill                                                               4,690,972
    Intangible assets, net of accumulated
      amortization of $911,142; (Note 5)                                   3,627,096
    Deferred financing costs, net of accumulated
      amortization of $126,767; (Note 6)                                     766,542
    Discount on debt issued, net of accumulated amortization of
      $921,605; (Note 7)                                                   6,654,570
    Equity investments                                                       144,460
    Other assets                                                              13,420
                                                                        ------------
                                                                          20,166,437
                                                                        ------------
      Total Assets                                                      $ 27,305,321
                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Line of credit; (Note 8)                                            $  3,733,403
    Current portion of long-term debt                                        120,834
    Accounts payable and accrued expenses                                  3,777,941
    Short term note payable, (Note 9)                                        588,591
    Deferred revenue                                                       1,327,222
                                                                        ------------
      TOTAL CURRENT LIABILITIES                                            9,547,991

LONG-TERM DEBT, net of current portion, (Note 10)                          5,181,369
                                                                        ------------
      Total Liabilities                                                   14,729,360
                                                                        ------------
MINORITY INTEREST                                                            131,587
                                                                        ------------

COMMITMENTS AND CONTINGENCIES; (Note 18)                                          --
STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 1,000,000,000 shares authorized;
        772,082,096 issued and outstanding                                   772,082
    Additional paid in capital                                            44,756,294
    Accumulated deficit                                                  (33,089,300)
    Accumulated other comprehensive income                                     5,298
                                                                        ------------
      Total Stockholders' Equity                                          12,444,374
                                                                        ------------
      Total Liabilities and Stockholders' Equity                        $ 27,305,321
                                                                        ============


See Notes to Consolidated Financial Statements.

                    CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2004              2003
                                                            -------------     -------------
REVENUE:
 Services                                                   $  19,888,205     $  14,000,998
 Related party services                                         3,837,065           365,458
 Software                                                         293,504                --
 Support and maintenance                                        1,074,933                --
 Other                                                             72,810                --
                                                            -------------     -------------
                                                               25,166,517        14,366,456
COST OF REVENUE:
 Services (inclusive of stock-based compensation of $1.4
   million at December 31, 2004)                               15,451,392         9,964,234
 Related party services                                         3,345,318           301,574
 Software                                                         185,688
 Support and maintenance                                           31,127                --
 Other                                                                 --                --
                                                            -------------     -------------
                                                               19,013,525        10,265,808
                                                            -------------     -------------
GROSS PROFIT                                                    6,152,992         4,100,648
                                                            -------------     -------------
OPERATING EXPENSES
 Selling and marketing                                          4,087,617         1,552,766
 General and administrative (inclusive of stock-based
   compensation of $0.1 million at December 31, 2004)           6,819,039         2,701,934
 Research and development                                         516,425                --
 Goodwill and intangibles impairment                           23,298,810                --
 Depreciation and amortization                                  1,117,209           213,158
                                                            -------------     -------------
                                                               35,839,100         4,467,858
                                                            -------------     -------------
LOSS FROM OPERATIONS                                          (29,686,108)         (367,210)
                                                            -------------     -------------
OTHER INCOME (EXPENSE)
 Equity in earnings from investments                                5,684                --
 Other income                                                       8,531                --
 Interest income                                                   22,388             5,400
 Interest expense                                              (3,088,702)         (135,753)
                                                            -------------     -------------
                                                               (3,052,099)         (130,353)
                                                            -------------     -------------
LOSS BEFORE INCOME TAXES (BENEFIT) AND MINORITY INTEREST      (32,738,207)         (497,563)

INCOME TAXES (BENEFIT)                                            190,800          (190,800)
                                                            -------------     -------------
LOSS BEFORE MINORITY INTEREST                                 (32,929,007)         (306,763)

MINORITY INTEREST                                                  67,813                --
                                                            -------------     -------------
NET LOSS                                                    $ (32,861,194)    $    (306,763)
                                                            =============     =============
UNAUDITED PRO FORMA DATA (Note 1):
  Loss before income taxes (benefit)                        $          --     $    (497,563)
  Income taxes (benefit)                                               --          (198,727)
                                                            -------------     -------------
  Net loss                                                  $ (32,861,194)    $    (298,836)
                                                            =============     =============

Net loss per share:
  Basic                                                     $       (0.05)    $       (0.00)
  Diluted                                                   $       (0.05)    $       (0.00)
Shares used to compute net loss per share:
  Basic                                                       698,220,972       450,000,000
  Diluted                                                     698,220,972       450,000,000

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               Accumulated
                                                                              Additional        Retained          Other
                                              Common          Capital          Paid-in          Earnings      Comprehensive
                                              Shares           Stock           Capital          (Deficit)         Income
                                            -----------     ------------     ------------     ------------     ------------
Balance, December 31, 2002, as restated         900,000     $        900     $    140,800     $    629,237     $         --
 Net loss                                            --               --               --         (306,763)              --
 Issuance of Common Stock                       100,000              100        1,522,338               --               --
 Distributions to stockholders                       --               --         (216,888)        (550,580)              --
                                            -----------     ------------     ------------     ------------     ------------
Balance, December 31, 2003                    1,000,000     $      1,000     $  1,446,250     $   (228,106)    $         --

 Net loss                                            --               --               --      (32,861,194)
 Foreign currency translation                        --               --               --               --            5,298
 Effect of Conversion Services
   International recapitalization            (1,000,000)          (1,000)           1,000               --               --
 Relative fair value of warrants issued              --               --        3,086,665               --               --
 Issuance of Common Stock in
   connection with the reverse
     merger into LCS Golf                   593,000,000          593,000         (593,000)              --               --
 Issuance of Common Stock in
   connection with the acquisition
     of DeLeeuw Associates, Inc.             80,000,000           80,000       15,760,000               --               --
 Issuance of Common Stock in connection
   with the conversion of debt
     into Company stock                      19,047,619           19,048        1,980,952               --               --
 Issuance of Common Stock in
   connection with the acquisition
     of Evoke Software Corporation           76,463,049           76,463       12,307,635               --               --
 Issuance of Common Stock in connection
   with a stock purchase agreement            3,571,428            3,571          496,429               --               --
 Compensation expense for stock
   and stock option grants                           --               --        1,479,902               --               --
 Discount on debt issued                             --               --        7,576,175               --               --
 Unsecured convertible line of
   credit beneficial conversion feature              --               --        1,214,286               --               --

 Total comprehensive loss                            --               --               --               --               --

                                            -----------     ------------     ------------     ------------     ------------
Balance, December 31, 2004                  772,082,096     $    772,082     $ 44,756,294     $(33,089,300)    $      5,298
                                            ===========     ============     ============     ============     ============

                                                   Total
                                               Stockholders'    Comprehensive
                                                  Equity             Loss
                                               ------------     -------------
Balance, December 31, 2002, as restated        $    770,937
 Net loss                                          (306,763)       (306,763)
 Issuance of Common Stock                         1,522,438
 Distributions to stockholders                     (767,468)
                                               ------------     -------------
Balance, December 31, 2003                     $  1,219,144        (306,763)
                                                                =============

 Net loss                                       (32,861,194)    (32,861,194)
 Foreign currency translation                         5,298           5,298
 Effect of Conversion Services
   International recapitalization                        --
 Relative fair value of warrants issued           3,086,665
 Issuance of Common Stock in
   connection with the reverse
     merger into LCS Golf                                --
 Issuance of Common Stock in
   connection with the acquisition
     of DeLeeuw Associates, Inc.                 15,840,000
 Issuance of Common Stock in connection
   with the conversion of debt
     into Company stock                           2,000,000
 Issuance of Common Stock in
   connection with the acquisition
     of Evoke Software Corporation               12,384,098
 Issuance of Common Stock in connection
   with a stock purchase agreement                  500,000
 Compensation expense for stock
   and stock option grants                        1,479,902
 Discount on debt issued                          7,576,175
 Unsecured convertible line of
   credit beneficial conversion feature           1,214,286
                                                                -----------
 Total comprehensive loss                                --     (32,855,896)
                                                                ===========
                                               ------------
Balance, December 31, 2004                     $ 12,444,374
                                               ============

See Notes to Consolidated Financial Statements.


                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                       2004              2003
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(32,861,194)     $   (306,763)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of
        leasehold improvements                                                          180,001            95,837
      Amortizaton of intangible assets                                                  821,432            82,800
      Amortization of discount on debt                                                  921,605                --
      Amortization of relative fair value of warrants issued                            449,848                --
      Amortization of deferred financing costs                                          134,402            34,521
      Beneficial conversion feature associated with convertible debt
        instruments                                                                   1,214,286                --
      Deferred taxes                                                                    190,800          (190,800)
      Goodwill and intangibles impairment                                            23,298,810                --
      Compensation expense for stock options and stock issued                         1,479,902                --
      Allowance for doubtful accounts                                                   117,582            42,000
      Conversion of accrued interest to additional paid-in capital                           --            22,438
      Write-off deferred loan costs                                                      45,213                --
      Loss on disposal of equipment                                                      88,190                --
      Income from equity investments                                                     (5,684)               --
      Minority interest in Evoke Software Corporation                                   (67,813)               --
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                                (1,252,116)         (268,325)
      Increase in accounts receivable from related parties                             (388,100)               --
      Increase in prepaid expenses                                                     (120,092)          (50,611)
      (Increase) decrease in other assets                                                14,721            (2,070)
      Increase (decrease) in accounts payable and accrued expenses                    1,217,749              (327)
      Increase in deferred revenue                                                       73,179                --
                                                                                   ------------      ------------
         Net cash used in operating activities                                       (4,447,279)         (541,300)
                                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                               (147,833)          (93,640)
   Investment in DeLeeuw Associates, net of cash acquired                            (2,010,266)               --
   Investment in Evoke Software Corp., net of cash acquired                             334,073                --
   Collection of note receivable                                                             --             2,100
   Acquisition of intangible assets and goodwill                                             --           (11,951)
   Equity investment in Leading Edge Communications Corp.                               (83,000)               --
                                                                                   ------------      ------------
         Net cash used in investing activities                                       (1,907,026)         (103,491)
                                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                                                            --            (5,661)
   Net advances under line of credit                                                  1,950,704         1,112,863
   Issuance of convertible line of credit notes                                              --         1,500,000
   Issuance of short-term note payable                                                1,000,000                --
   Issuance of long-term note payable                                                 4,730,623                --
   Deferred loan costs in connection with line of credit                               (893,309)               --
   Principal payments on long-term debt                                                (665,085)         (777,957)
   Proceeds from sale of Company common stock                                           500,000                --
   Principal payments on capital lease obligations                                      (85,595)               --
   Distributions to stockholders                                                             --          (767,468)
   Due from stockholders                                                                     --            (5,400)
   Proceeds from repayment of stockholder loans                                         203,623                --
   Long-term note payable to shareholders                                               307,981                --
   Restricted cash                                                                      (83,375)               --
                                                                                   ------------      ------------
      Net cash provided by financing activities                                       6,965,567         1,056,377
                                                                                   ------------      ------------
      Effect of exchange rate changes on cash and cash equivalents                        5,298                --
NET INCREASE IN CASH                                                                    616,560           411,586
CASH, beginning of year                                                                 411,586                --
                                                                                   ------------      ------------
CASH, end of year                                                                  $  1,028,146      $    411,586
                                                                                   ============      ============

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                         2004                     2003
                                                                   -----------------          -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest                                            $ 276,680               $ 89,630
      Cash paid for income taxes                                               --                 28,258

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

      During 2004 and 2003, the Company entered into various capital lease arrangements for computer and trade show equipment in the amount of $249,241 and $23,556, respectively.

      During June 2004, the Company acquired substantially all of the assets and liabilities of Evoke Software Corporation. The following assets and liabilities were obtained as a result of the acquisition.

      Acquired cash                                                     $ 497,492               $     --
      Acquired accounts receivable                                        579,839                     --
      Acquired customer contracts                                       1,962,000                     --
      Acquired tradename                                                  651,000                     --
      Acquired computer software                                        1,381,000                     --
      Acquired goodwill                                                 9,901,000                     --
      Acquired prepaid expenses                                            78,533                     --
      Acquired other assets                                                11,350                     --
      Acquired furniture and equipment                                    183,717                     --
      Acquired deferred revenue                                        (1,254,043)                    --
      Acquired deferred compensation                                     (443,174)                    --
      Acquired liabilities                                               (802,000)                    --
      Minority interest                                                  (199,400)                    --

      On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The following assets and liabilities were obtained as a result of the acquisition.

      Acquired accounts receivable                                      $ 975,513               $     --
      Acquired approved vendor status                                     538,814                     --
      Acquired tradename                                                  722,000                     --
      Acquired goodwill                                                15,844,000                     --
      Acquired investment in limited liability company                     55,776                     --
      Acquired liabilities                                               (285,651)                    --

On May 5, 2004, a $2,000,000 Unsecured Convertible Line of Credit Note was converted into 16,666,666 shares of Company common stock. The conversion price was $0.12 per share, which represented 75% of the market price on the date of conversion. The $666,667 effect of this beneficial conversion feature is reflected in the Company's statement of operations for the June 2004 quarter. The conversion price on the October 2003 note was adjusted to a fixed conversion price of $0.105 per share on September 1, 2004, and 2,380,953 additional shares of common stock were issued to the participating investor. Since the conversion price was less than the market value of the common stock, the Company recorded a $547, 619 discount on debt issued in September 2004 as a result of the realization of a contingency that reduced earnings available to common stockholders. The Company has reflected this beneficial conversion charge in the accompanying consolidated statements of operations.

In June 2004, the Company signed an unsecured convertible line of credit note in exchange for $2,000,000. The note bears interest at 7% per annum, is convertible into shares of Company stock, and expires on June 6, 2009. The conversion price is 75% of the average bid price for the ten trading days prior to the date of conversion. However, on September 1, 2004, the conversion price was reset to a fixed conversion price of $0.105 per share. As a result of the discount on debt issued, the Company recorded a charge of $1,500,000 in September 2004, which will be amortized to interest expense over the five year life of the debt agreement.

On August 16, 2004, the Company executed a revolving line of credit agreement and a secured convertible term note with the Laurus Master Fund ("Laurus"), whereby the Company will have access to a $6,000,000 revolving line of credit and an additional $5,000,000 cash to be used for acquisitions. These notes provide beneficial conversion features to Laurus and, as a result, the Company has recorded a $5,621,600 discount on debt in the September quarter which will be amortized to interest expense over the three year life of the debt instrument. Additionally, warrants to purchase up to 12,000,000 shares of Company stock were issued as part of the above transaction. A relative fair value of $2,041,200 was also ascribed to the warrants. This relative fair value will also be amortized to interest expense over the life of the debt instrument. See footnote 8 -- Line of Credit for further discussion surrounding this transaction.

On September 22, 2004, the Company issued subordinated secured convertible promissory notes in the amount of $1,000,000. These notes bear interest at 8% per annum and expire September 22, 2005. These notes are convertible into shares of Company stock and include beneficial conversion priviliges. As a result, the Company has recorded a discount on debt relating to this transaction in the amount of $454,500 in the September 2004 quarter which will be amortized to interest expense over the one year life of the debt instrument. A relative fair value of $545,500 was ascribed to the 6,000,000 warrants which were issued as part of this transaction. The relative fair value will be amortized to interest expense over the one year life of the debt instrument.

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Policies

      Organization and Business

      Conversion Services International, Inc. ("CSI") was incorporated in the State of Delaware and has been conducting business since 1990. CSI and its wholly owned subsidiaries (together the "Company") are principally engaged in the information technology services industry in the following areas: strategic consulting, business intelligence, data warehousing, and data management, on credit, to its customers principally located in the northeastern United States.

      o On November 1, 2002, the Company acquired the operations of Scosys, Inc. ("Scosys"). Scosys is engaged in the information technology services industry.

      o On January 30, 2004, the Company became a public company through its merger with a wholly owned subsidiary of LCS Group, Inc. Although LCS Group, Inc. (now known as Conversion Services International, Inc.) was the legal survivor in the merger and remains the Registrant with the Securities and Exchange Commission, the merger was accounted for as a reverse acquisition, whereby the Company was considered the "acquirer" of LCS Group, Inc. for financial reporting purposes, as the Company's stockholders controlled approximately 76% of the post transaction combined company. Among other matters, reverse merger accounting requires LCS Group, Inc. to present in all financial statements and other public filings, prior historical and other information of the Company, and a retroactive restatement of the Company's historical stockholders' equity. The retroactive restatement took place subsequent to the merger on January 30, 2004.

      o On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. and merged the company into DeLeeuw Associates, LLC ("DeLeeuw"), a subsidiary of CSI. DeLeeuw is a management consulting firm specializing in integration, reengineering and project management.

      o On May 1, 2004, the Company acquired a 49% interest in Leading Edge Communications Corporation ("LEC"), a provider of enterprise software and services solutions for technology infrastructure management.

      o On June 28, 2004, the Company acquired substantially all the assets of Evoke Software Corporation and the stock of Evoke's foreign subsidiaries ("Evoke"), a provider of data discovery, profiling and quality management software.

      o Doorways, Inc. is a wholly owned subsidiary of the Company that is currently dormant.

      o LEC Corporation of NJ is a wholly owned subsidiary of the Company that incurs an insignificant amount of payroll expense and has no other operations.

      o CSI Sub Corp. (DE) is a wholly owned subsidiary of the Company and is the primary operating entity for the Company.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Doorways, Inc., DeLeeuw, and Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp.), LEC Corporation of NJ, and CSI Sub Corp. (DE). All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method.

      Revenue recognition

Services

Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenues on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services and are immaterial.

Software

Revenue from software licensing and maintenance and support are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Evoke software is delivered by the Company either directly to the customer or to a distributor on an order by order basis. The software is not sold with any right of return privileges and, as a result, a returns reserve is not applicable. The Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of
Position 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the price when sold separately. Vendor-specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company's customers when maintenance is sold separately (i.e. the prices paid by customers in connection with renewals).

The percentage-of-completion method of accounting is not applicable for the Company's software sales.

Business Combinations

Business combinations are accounted for in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"), which requires the purchase method of accounting for business combinations be followed and in accordance with EITF No. 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination" ("EITF 99-12"). In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Additionally, in accordance with EITF 99-12, the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed to and announced.

      Research and development costs

      The Company incurs research and development costs related to software upgrades and the development of new versions of its Evoke Axio software product. Research and development costs are charged to expense as incurred. Such costs amounted to $516,425 and $0 in 2004 and 2003, respectively.

      Accounts receivable

      The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable  and  adjusts  the  allowance  for  doubtful  accounts,  when  deemed
necessary,   based  upon  its  history  of  past  write-offs  and   collections,
contractual terms and current credit conditions. During 2004, $114,785 of uncollectible accounts receivable were written off against the allowance for doubtful accounts.

      Property and equipment

      Property and equipment are stated at cost and includes equipment held under capital lease arrangements. Depreciation, which includes amortization of leasehold improvements, is computed principally by an accelerated method and is based on the estimated useful lives of the various assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term on a straight-line basis. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

      Expenditures for maintenance and repairs have been charged to operations. Major renewals and betterments have been capitalized.

      Goodwill and intangible assets

      Goodwill and intangible assets are accounted for in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

      Goodwill represents the amounts paid in connection with the acquisitions of Scosys, DeLeeuw and Evoke and also in connection with a settlement agreement with the Elligent Consulting Group to re-acquire the ownership rights to the Company in 1998. Additionally, as part of the Scosys, DeLeeuw and Evoke acquisitions, the Company acquired identifiable intangible assets. The Company's goodwill and intangible assets were evaluated and deemed not to be impaired at December 31, 2003. The Company has performed its annual impairment review as of December 31, 2004 and has determined that goodwill and certain intangible assets were impaired at that date and, accordingly, has recorded an impairment charge of $23,298,810.

      Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. The approved vendor status intangible asset is being amortized over an estimated life of forty months.

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

      Stock compensation

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

      The Company follows EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the three months ended June 30, 2004, the Company granted 650,000 stock options to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recording the fair value of these options as expense over the three year vesting period of the options.

      Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated below:


                                                             Year ended
                                                          December 31, 2004
                                                        --------------------
Net loss:
    As reported                                          $    (32,861,194)
    Add: Stock based compensation expense recorded              1,466,777
    Less: Compensation expense per SFAS 123                    (2,998,232)
                                                         ----------------
    Pro forma                                            $    (34,392,649)
                                                         ================

Net loss per share:
    As reported
         Basic                                           $          (0.05)
         Diluted                                                    (0.05)
    Pro forma
         Basic                                           $          (0.05)
         Diluted                                                    (0.05)
                                                         ================

$13,125 of compensation expense related to options granted to non-employees is included in the reported loss and has not been added back and fair valued in the above calculation.

There were no options granted prior to 2004. The per share weighted average fair value of stock options granted during 2004 was $0.16 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

      Expected dividend yield                        0.0%
      Risk-free interest rate                        2.5%
      Expected volatility                          148.0%
      Expected option life (years)                   3.0

      Pro forma information regarding net loss and net loss per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair-value method. The Black-Scholes option pricing model used in this valuation was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. The Company's stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.

      Concentrations of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2004, LEC, and Bank of America accounted for approximately 15.2% and 6.8% of the Company's accounts receivable balance, respectively.

      The  Company  maintains  its cash  with a high  credit  quality  financial
institution.   Each  account  is  secured  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

      Advertising

      The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $162,000 and $8,000 for the years ended December 31, 2004 and 2003, respectively.

      Income taxes

      The Company accounts for income taxes, in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") and related interpretations, under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

      The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company's current valuation allowance primarily relates to benefits from the Company's NOL's.

      On January 1, 2001, the Company elected to be an "S" Corporation, whereby the stockholders account for their share of the Company's earnings, losses, deductions and credits on their federal and various state income tax returns. The Company is subject to New York City and various state income taxes. On September 30, 2003, the Company's "S" Corporation status was revoked in connection with the conversion of convertible subordinated debt into shares of common stock. Effective October 1, 2003, as a result of the revocation, the Company's tax status reverted to a "C" Corporation.

      For informational purposes, the accompanying statements of operations for 2003 include a pro forma adjustment for income taxes which would have been recorded if the Company had not been an "S" Corporation. For 2004, the Company's effective tax rate is estimated to be approximately 40%. This rate is based upon the statutory federal income tax rate of 34% plus a blended rate for the various states in which the Company incurs income tax liabilities, net of the federal income tax benefit for state taxes paid, of 6%. Since the Company was an "S" corporation for the first nine months of 2003, the pro forma rate is based on the Company's estimated income tax rate for 2004 and is not based upon the prior year's effective tax rate.

      Derivatives

      The Company accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. At December 31, 2004, the Company had not entered into any transactions which were considered hedges under SFAS 133. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

      Equity investments

      Prior to the Company's acquisition of DeLeeuw in 2004, DeLeeuw had acquired a non-controlling interest in DeLeeuw International (a company formed under the laws of Turkey). The Company accounts for its share of the income (losses) of this investment under the equity method.

      The Company acquired 49% of all issued and outstanding shares of common stock of LEC as of May 1, 2004. The acquisition was completed through a Stock Purchase Agreement between the Company and the sole stockholder of LEC. In connection with the acquisition, the Company (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee. The Company accounts for its share of the income (losses) of this investment under the equity method.

      Foreign Currency Translation

      Local currencies are the functional currencies for Evoke's foreign subsidiaries. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rates during the period. Translation gains and losses not reflected in earnings are reported as a component of stockholders' equity.

      Comprehensive Income

      Accumulated other comprehensive income is comprised of foreign currency translation gains and losses which have been excluded from net income. The Company has reported the components of comprehensive income on the consolidated statements of shareholders' equity.

      Reclassification

      Certain amounts in prior periods have been reclassified to conform to the 2004 financial statement presentation.

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

Note 2: Recent Pronouncements

In October 2004, the Financial Accounting Standards Board ("FASB") ratified EITF 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share." The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share (EPS) calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company's common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004. At December 31, 2004, the Company had no contingently convertible debt.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial condition. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption the provisions of SFAS No. 150 did not have a material effect on our results of operations or financial condition.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after December 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have an impact on our financial position or results of operations.

Note 3 - Mergers and acquisitions

Acquisition of DeLeeuw Associates, Inc.

      In February 2004, the Company formed a wholly owned acquisition subsidiary, DeLeeuw Conversion LLC ("DCL"), for the purpose of consummating a merger with DeLeeuw Associates, Inc. a privately-held New Jersey corporation ("DAI"). On March 4, 2004, DCL completed the merger with DAI, whereby DAI was merged with and into DCL, and the president and sole stockholder of DAI, received $2,000,000 and 80,000,000 shares of common stock of CSI (at the time, approximately 11.9% of the outstanding shares). On March 5, 2004, DCL changed its name to DeLeeuw Associates, LLC. The Company's consolidated financial statements include DeLeeuw Associates, LLC's results of operations for the period subsequent to its acquisition on March 4, 2004. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date ($'s in 000's):

COMPONENTS OF PURCHASE PRICE:

Cash payments                                $  1,939
Acquisition costs                                  71
Value of Common Stock                          15,840
                                             --------
                                             $ 17,850

ALLOCATION OF PURCHASE PRICE:

Approved vendor status                           (539)   (40 month life)
Accounts receivable                              (975)
Tradename                                        (722)   (indefinite life)
Goodwill                                      (15,844)
Other assets                                      (56)
Current liabilities assumed                       286
                                             --------
                                             $     --
                                             --------

An "approved vendor" is on an exclusive list to provide vendor services to a specified client and has previously met established quality control standards of that client.

The Company performed its annual goodwill impairment review in connection with its year-end financial closing in December 2004 and has determined that the recorded amount of the goodwill was impaired as of December 31, 2004. As a result, the Company recorded a goodwill impairment charge with respect to the DAI goodwill of approximately $11,500,000.

The DAI acquisition was structured to be a non-taxable transaction and, as a result, the goodwill recorded with respect to this transaction is not deductible for income tax purposes.

Acquisition of Evoke Software Corporation

      On June 28, 2004, CSI, through its subsidiary Evoke Asset Purchase Corp., acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke, a privately-held California corporation. The acquisition was completed pursuant to an Asset Purchase Agreement between CSI, Evoke Asset Purchase Corp. and Evoke. In connection with the acquisition, CSI (i) issued 72,543,956 shares of its common stock to Evoke, 7,150,000 of which have been deposited into an escrow account for a period of one-year and may be reduced based upon claims for indemnification that may be made pursuant to the agreement; (ii) issued 5% of the outstanding shares of the Evoke Asset Purchase Corp. to Evoke; (iii) issued 3,919,093 shares of its common stock to certain executives of Evoke as a severance payment and to certain employees as retention shares; and (iv) agreed to pay $448,154 in deferred compensation to certain employees of Evoke. For accounting purposes, this transaction was deemed to have occurred on June 30, 2004. Transaction volumes between June 28 and June 30, 2004 were de minimis.

      The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date ($'s in 000's).

COMPONENTS OF PURCHASE PRICE:

Value of Common Stock                      $ 12,384
Acquisition costs                               163
                                           --------
                                           $ 12,547


ALLOCATION OF PURCHASE PRICE:
Customer contracts                           (1,962) (six year estimated life)
Computer software                            (1,381) (three year estimated life)
Goodwill                                     (9,901)
Tradename                                      (651) (indefinite life)
Accounts receivable                            (580)
Furniture and equipment                        (184)
Cash                                           (497)
Prepaid expenses                                (78)
Other assets                                    (11)
Deferred revenue                              1,254
Deferred compensation                           443
Other liabilities                               802
Minority interest                               199
                                           --------
                                           $     --
                                           ========

      The weighted average life of the identifiable intangible assets is 4.3 years.

      7,150,000 shares of common stock of the Company have been withheld pursuant to the Holdback Agreement among the Company, Evoke Asset Purchase Corp. and Evoke Software Corporation, dated June 28, 2004, for a period of one year. At the end of one year, if the Company is entitled to indemnification pursuant to the Asset Purchase Agreement among the same parties, then the Company shall retain all rights, title and interest in and to that portion of the holdback shares necessary to satisfy the applicable amount of such indemnity obligation. In the event that these shares are released pursuant to the Indemnification Agreement within the specified period, this will be deemed additional consideration in connection with this acquisition.

      The severance payment in shares of common stock to three former Evoke employees was part of the negotiated purchase price and reflected in "Components of Purchase Price" above. Such severance payments were not allocated as part of purchase price and have no continuing impact on subsequent pro forma earnings.

      512,500 shares of common stock of the Company have been granted to certain Evoke employees to retain their employment. A charge of $87,125 was included in the Company's results of operations during 2004.

      Deferred revenue acquired in conjunction with the purchase of Evoke relates to maintenance contracts that the Company has assumed a contractual obligation to fulfill. In accordance with EITF 01-3: "Accounting in a Business Combination for Deferred Revenue of an Acquiree," this liability was recorded at its fair value.

The Company performed its annual impairment review in connection with its year-end financial closing in December 2004 and has determined that the recorded amount of the Evoke goodwill and certain intangibles was impaired as of December 31, 2004. As a result, the Company recorded an impairment charge with respect to Evoke goodwill and certain intangibles of approximately $11,100,000.

      In connection with the Company's acquisition of the assets of Evoke Software, five percent (5%) of the outstanding common stock of Evoke Software Corporation was issued to WHRT I Corporation.

      The pro forma consolidated statements of operations for the years ended December 31, 2003 and 2004, respectively, set forth below gives effect to the acquisitions of DeLeeuw Associates, LLC and Evoke Software Corporation as if they occurred on January 1, 2003.

                                   Year ended            Year ended
                               December 31, 2003      December 31, 2004
                               ----------------------------------------
Revenues                         $ 22,422,859           $ 28,641,133
Net Loss                         $ (3,548,881)          $(33,671,080)
Net Loss per share               $      (0.01)          $      (0.05)


Note 4 - Property and equipment

Property and equipment consisted of the following:
                                                        December 31,
                                                            2004
                                                        ------------
Computer equipment                                      $   979,494
Furniture and fixtures                                      232,648
Leasehold improvements                                      216,306
                                                        ------------
                                                          1,428,448
Accumulated depreciation                                   (840,873)
                                                        ------------
                                                        $   587,575
                                                        ============

Depreciation and amortization expense related to property and equipment totaled $0.2 million and $0.1 million for 2004 and 2003, respectively.


Note 5 - Intangible assets


Intangibles acquired along with their assigned lives are as follows:

                                                               December 31,    Amortization
                                                                 2004             period
                                                             ------------------------------
Customer contracts                                           $ 1,876,424       5 - 6 years
Approved vendor status                                           538,814        40 months
Computer software                                              1,381,000         3 years
Tradename                                                        722,000        Indefinite
Proprietary rights and rights to the name of Scosys, Inc.         20,000        Indefinite
                                                             -----------
                                                               4,538,238
Accumulated amortization                                        (911,142)
                                                             -----------
                                                             $ 3,627,096
                                                             ===========

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

                                             Amortization of
                                            Intangible assets
                                         ----------------------
                                     2005 $          1,125,224
                                     2006              957,045
                                     2007              573,339
                                     2008              127,962
                                     2009               81,165
                               Thereafter               20,361
                                         ----------------------
                                          $          2,885,096
                                         ----------------------

In accordance with SFAS No. 142, the Company completed the annual impairment review and concluded that a $1,150,376 impairment of intangibles existed at December 31, 2004.


Note 6 - Deferred financing costs

      The Company has incurred and capitalized financing costs in connection with two financing transactions consummated during 2004. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

                                        Year Ended
                                       December 31,
                                          2004
                                     --------------
Laurus Master Fund                      $ 766,270
Sands Brothers                            127,039
                                     --------------
                                        $ 893,309
Accumulated amortization                 (126,767)
                                     --------------
                                        $ 766,542
                                     ==============

Note 7 - Discount on debt

      The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instrument and the detachable warrants and has recorded the discount on the debt instrument due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to interest expense over the life of the related debt instruments, which currently range from one to five years. The following illustrates the components of the discount on debt and their applicable amortization period:


                                           December 31,
                                              2004          Amortization period
                                         --------------------------------------
Laurus Master Fund                        $ 5,621,630         3 years
Sands Brothers                              1,500,000         1 year
Taurus Advisory Group                         454,545         5 years
                                          -----------
                                            7,576,175
Accumulated amortization                     (921,605)
                                          -----------
                                          $ 6,654,570
                                          ===========

Note 8 - Line of credit

      On March 30, 2004, the Company executed a $3,000,000 revolving line of credit with North Fork Bank (formerly known as TrustCompany Bank) secured by substantially all of the corporate assets. The terms of this note provided for interest accruing on advances at seven eighths of one percent (7/8%) over the institution's prime rate.

      Laurus Transaction:

      In August 2004, the Company replaced its $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6.0 million based upon eligible accounts receivable. A portion of Laurus's revolving line of credit was used to pay off all outstanding borrowings from North Fork Bank. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal, which was 5.25% as of December 31, 2004) plus 1%, and maturing in three years. We have no obligation to meet financial covenants under the $2,000,000 convertible minimum borrowing note or the $4,000,000 revolving note. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation.

      Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%,Laurus has made available to the Company an additional $5.0 million to be used for acquisitions. We have no obligation to meet financial covenants under the $5,000,000 secured convertible term note (See Note 10 to the Consolidated Financial Statements). This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit will be used to pay off all outstanding borrowings from North Fork Bank. An early termination fee is due to Laurus in an amount equal to five percent (5%) of the total investment amount if such termination occurs prior to the first anniversary of the closing, four percent (4%) if such termination occurs after the first anniversary but prior to the second anniversary, and three percent (3%) if after the second anniversary.

      The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12.0 million shares of the Company's common stock. The exercise price for the first 6.0 million shares acquired under the warrant is $0.29 per share, the exercise price for the next 3.0 million shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3.0 million shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance provided to the Company by Laurus. As of December 31, 2004, $3.7 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 6.25% during December 2004. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement.

      The fair value of the warrant to purchase 12.0 million common shares was determined to be $2.0 million using the Black-Scholes option pricing model. The assumptions used in the fair value calculation were as follows: stock prices of $0.21, exercise prices of $0.29, $0.31 and $0.35 (as applicable), term of seven years, volatility (annual) of 150.65%, annual rate of quarterly dividends of 0%, a risk free rate of 1.33%, and the fair value per share of the warrants was accordingly calculated to be $0.20. The Company will amortize this relative fair value of the warrants to interest expense over the three-year life of the debt agreement

      Under the Laurus agreement, the Company was obligated to ensure that the shares provided for issuance under the agreement were properly registered by December 19, 2004. As a result of the Company's Registration statement not being declared effective prior to this date, the Company is incurring liquidated damages to Laurus an amount equal to 1% for each thirty day period (prorated for partial periods) on a daily basis of the sum of (x) the original aggregate principal amount of the Note plus (y) the original principal amount of each applicable Minimum Borrowing Note. While such event continues, such liquidated damages shall be paid not less often than each thirty days. Any unpaid liquidated damages as of the date when an event has been cured by the Company shall be paid within three days following the date on which such event has been cured by the Company. As a result, the Company has recorded a charge in December 2004 for approximately $44,000.


Note 9 - Short Term Notes Payable

      In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, "Sands") three subordinated secured convertible promissory notes equaling $1,000,000 (the "Notes"), each with an annual interest rate of 8% expiring September 22, 2005. The Notes are secured by substantially all corporate assets, but subordinate to Laurus. The Notes are convertible into shares of the Company's common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a "Qualified Financing"). The conversion price of the shares of the Company's common stock issuable upon conversion of the Notes shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to convert the Notes at a fixed conversion price of $0.14 per share. In the event that the Company issues stock or derivatives convertible into the Company's common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. The Company also issued Sands three common stock purchase warrants (the "Warrants") providing Sands with the right to purchase 6,000,000 shares of the Company's common stock. The exercise price of the shares of the Company's common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $0.14 per share. The latest that the Warrants may expire is September 8, 2008. The fair value of the 6,000,000 warrants was determined to be $545,000 using the Black-Scholes option pricing model. The assumptions used in the fair market calculation were as follows: stock price of $0.22, exercise price of $0.14, term of four years, volatility (annual) of 150.23%, annual rate of quarterly dividends of 0%, and a risk free rate of 1.33%. The Company will amortize this relative fair value of the warrants to interest expense over the one-year life of the debt agreement. The note also includes a beneficial conversion feature and a discount on debt of $454,500 was recorded in September 2004 and will also be amortized over the one-year life of the debt agreement.

Note 10 - Long Term Debt

Long-term debt consisted of the following:

                                                               December 31,
                                                                   2004
                                                              --------------

Secured convertible term note with a maturity date of
August 16, 2007 unless converted into common stock at
the note holder's option. The initial conversion price
is $0.14 per share. Interest accrues at a rate of prime
plus one percent. As of December 31, 2004, the interest
rate on this note was 6.25%. See note 8 - Line of
credit, Laurus Transaction, for further description of
this transaction.                                             $    5,000,000


Convertible line of credit note with a maturity date of
June 6, 2009 unless converted into common stock at the
Company or the note holder's option. Interest accrues at
7% per annum. The original conversion price to shares of
common stock is equal to 75% of the average trading
price for the prior ten trading days. In September 2004,
the price was reset to $0.105 per share. A warrant to
purchase 4,166,666 shares of Company common stock was
also issued. The exercise price of the warrant is $0.14
per share and the warrant expires on June 6, 2009. An
allocation of the relative fair value of the warrant and
the debt instrument was performed. The relative fair
value of the warrant was determined to be $500,000 and
is being amortized to interest expense over the life of
the note. A discount on debt issued of $1,500,000 was
recorded in September 2004 based on the reset conversion
terms.                                                             2,000,000


Unsecured loans to the Company by the Chief Executive
Officer, Mr. Newman, and the Chief Operating Officer,
Mr. Peipert, of the Company. These unsecured notes each
accrue interest at a simple rate of 3% per annum, and
each has a term expiring on January 1, 2006.                         307,981


Notes payable under capital lease obligations payable to
various finance companies for equipment at varying rates
of interest, ranging from 18% to 32% as of December 31,
2004, and have maturity dates through 2007.                          221,949
                                                              --------------
                                                                   7,529,930


Relative fair values ascribed to warrants associated
with the above debt agreements. This amount is being
accreted to the debt instrument over the term of the
related debt agreements, which range from three to five
years.                                                            (2,227,727)
                                                              --------------
Subtotal                                                          5,302,203


Less: Current portion of long-term debt, including
obligations under capital leases of $120,834.                       (120,834)
                                                              --------------
                                                              $    5,181,369
                                                              ==============



Future annual payments of long-term debt is as follows:


                       Years Ending December 31,
                       -------------------------
                                 2005                         $      120,834
                                 2006                                395,534
                                 2007                              5,013,562
                                 2008                                     --
                                 2009                              2,000,000
                                                              --------------
                                                              $    7,529,930
                                                              ==============

      Obligations under Capital Leases

      The Company has entered into various capital leases that are collateralized by computer equipment and a trade show booth with an original cost of approximately $355,000.

      The following schedule lists future minimum lease payments under the capital leases with their present value as of December 31, 2004:


                    Years Ending December 31,
                    -------------------------
                              2005                                  $ 160,231
                              2006                                     98,907
                              2007                                     14,233
                                                                    ---------
                                                                      273,371
                    Less: Amount representing interest                (51,422)
                                                                    ---------
                                                                    $ 221,949
                                                                    =========

      During  2004,  the  Company  recorded   depreciation  expense  related  to
equipment under capital leases of approximately $75,000.

      On October 29, 2003, the Company made arrangements to obtain a $2,000,000 Unsecured Convertible Line of Credit Note. The terms of this note provide for interest accruing on advances at 7% per annum with a maturity date of October 28, 2008, unless converted into Common Stock at the Company's or the Note holder's option. In February 2004, the Company borrowed the entire $2,000,000 available under this line of credit. In May 2004, pursuant to the complete conversion of this unsecured convertible line of credit note, the participating investor received 16,666,666 shares of our common stock, plus interest. Due to an adjustment in the conversion price in September 2004, participating investors received an additional 2,380,953 shares of common stock. As a result of the initial conversion and the adjustment, we recorded a beneficial conversion charge of $1,200,000. Further in May 2004, we raised an additional $2,000,000 pursuant to a new five-year unsecured promissory note with the same investor. In June 2004, we replaced the May 2004 note by issuing a five-year $2,000,000 unsecured convertible line of credit note with the same investor. The note accrues at an annual interest rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $0.105 per share. In addition, such investor received a warrant to purchase 4,166,666 shares of our common stock at an exercise price of $0.105 per share. This warrant expires in June 2009. This note also contains beneficial conversion features, and as a result, we recorded a beneficial conversion charge of $1,500,000 which is being amortized into income over the life of the debt instrument. Additionally, using the Black-Scholes option pricing model, we determined the fair value of the warrant to be $500,000. The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes option pricing model and the following assumptions: contractual term of five years, an average risk free interest rate of 1.33%, a dividend yield of 0%, and volatility of 138.62%. The relative fair value attributed to the warrant issued is amortized over the note's maturity period (60 months) as interest expense.

Note 11 - Income Taxes

      The Company provides for federal and state income taxes in accordance with current rates applied to accounting income before taxes. The provision for income taxes is as follows:

                                                    Years ended December 31,
                                                   -------------------------
                                                        2004          2003
                                                   -------------------------
 Current - Federal                                 $      --     $      --
 Current - State                                          --            --
 Deferred - Federal                                  147,800      (147,800)
 Deferred - State                                     43,000       (43,000)
                                                   -------------------------
                                                   $ 190,800     $(190,800)
                                                   =========================


      The Company's provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

      The Company has net operating loss carry-forwards for both Federal and State purposes totaling approximately $11,300,000 and 413,000 that expire in 2024 and 2023, respectively.


                                                         December 31,
                                                 ------------------------------
                                                      2004             2003
                                                 ------------------------------
Net operating losses                             $  6,675,000     $    164,900
Accounts receivable                                    84,000           36,700
Property and equipment                                (16,000)           2,200
Accounts payable and accrued expenses                  32,000               --
Long-term debt                                         41,000               --
Goodwill                                            4,048,000          (36,900)
Intangible assets                                     620,000           23,900
                                                 ------------------------------
                                                 $ 11,484,000          190,800
Valuation allowance                               (11,484,000)              --
                                                 ------------------------------
                                                 $         --     $    190,800
                                                 ==============================

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $11,484,000 and zero for the years ended December 31, 2004 and 2003, respectively, representing a current year change in the valuation allowance of $11,484,000. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

      Income taxes computed at the federal statutory rate differ from the amounts provided as follows:


                                              For the year ended December 31,
                                             ---------------------------------
                                                   2004          2003
                                               --------------------------
Provision for Federal taxes at
   statutory rate (34%)                           (34.0)        (34.0)
State taxes, net of Federal benefit                (2.9)         (4.4)
Permanent difference due to
   non-deductible items                            17.1%           --
Foreign income taxed at different rates             0.4%           --
Valuation allowance applied against
   income tax benefit                              20.0%           --
                                               --------------------------
Income tax provision                                0.6%       (38.4)
                                               --------------------------


      During the first nine months of 2004, the Company's effective tax rate was estimated to be approximately 40%. This rate is based upon the statutory federal income tax rate of 34% plus a blended rate for the various states in which the Company incurs income tax liabilities, net of the federal income tax benefit for state taxes paid, of 6%. Since the Company was an "S" corporation for the majority of 2003, the pro forma rate is based on the Company's estimated income tax rate for 2004 and is not based upon the prior year's effective tax rate.

Note 12 - Common Stock

      On November 8, 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") with a private investor, CMKX-treme, Inc. Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 12,500,000 shares of common stock for a purchase price of $1,750,000. Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 3,571,428 shares of common stock for $500,000, and it was required to purchase the remaining 8,928,572 shares of common stock for $1,250,000 by December 31, 2004. As of March 17, 2005, CMKX-treme, Inc. remitted final payment for the remaining 8,928,572 shares.

Note 13 - Common Stock Warrants

      On June 7, 2004, the Company granted a warrant to purchase 4,166,666 shares of the Company's common stock to the Taurus Advisory Group in connection with the issuance of an unsecured convertible line of credit note at an exercise price of $0.14 per share and an expiration date of June 6, 2009. See footnote 10
- Long Term Debt for further discussion of the related financing transaction.

      On August 16, 2004, the Company granted a warrant to purchase an aggregate of 12,000,000 shares of the Company's common stock to Laurus Master Fund, Ltd. in connection with a secured convertible term note, a secured revolving note, and a secured convertible minimum borrowing note. The first 6,000,000 shares acquired under the warrant have an exercise price of $0.29 per share, the next 3,000,000 shares acquired have an exercise price of $0.31 per share, and the final 3,000,000 shares acquired have an exercise price of $0.35 per share. The expiration date of the warrant is August 16, 2011. See footnote 8 - Line of Credit for further discussion of the Laurus transaction.

      On September 22, 2004, the Company granted a warrant to purchase an aggregate of 6,000,000 shares of the Company's common stock to three affiliates of Sands Brothers Venture Capital. Sands Brothers Venture Capital III LLC received a warrant to purchase 5,100,000 shares of Company common stock, Sands Brothers Venture Capital LLC received a warrant to purchase 300,000 shares of Company common stock, and Sands Brothers Venture Capital IV LLC received a warrant to purchase 600,000 shares of Company common stock. Each warrant provides for an exercise price equal to forty percent (40%) of the price per share of Common Stock received by the Company in connection with the first Qualified Financing occurring after the date of the warrant agreement. In the event the Company does not consummate a Qualified Financing on or before September 7, 2005, the exercise price adjusts to $0.14 per share. The warrants expire on September 7, 2008. See footnote 9 - Short Term Notes Payable for further discussion of the transaction.

Note 14 - Stock Based Compensation

      The 2003 Incentive Plan ("2003 Plan") authorizes the issuance of up to 100,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant.

      To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company's income tax return. There were no tax benefits realized by the Company during 2004 or 2003.

      The following summarizes the stock option transactions under the 2003 Plan during 2004:


                                                              Weighted average
                                                  Shares       exercise price
                                                ------------  -----------------
Options outstanding at December 31, 2003                 --     $        --
Options granted                                  43,060,981            0.15
Options exercised                                        --              --
Options canceled                                 (1,795,000)           0.20
                                                ------------   -------------
Options outstanding at December 31, 2004         41,265,981     $      0.15
                                                ============   =============

      The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2004:


                                          Weighted         Weighted average                      Weighted
Range of exercise       Options            average            remaining           Options        average
     prices           outstanding       exercise price     contractual life     exercisable    exercise price
-------------------------------------------------------------------------------------------------------------
 $0.055                8,900,981     $   0.055                    9.9            8,900,981        $ 0.055
 $0.165 - $0.23       32,365,000         0.180                    9.3                   --             --
                      ----------                                                 ---------
                      41,265,981                                                 8,900,981
                      ==========                                                 =========

      On October 18, 2004, options to purchase 8,900,981 shares of our common stock were granted to several employees below fair market value at an exercise price of $0.055 per share, when the fair market value on date of grant was $0.21. These options are non-qualified stock options, are all immediately vested, and expire ten years from the date of grant. As a result of this issuance of stock options at a price below fair market value on the date of grant, the Company has recorded a stock-based compensation charge of approximately $1,380,000 during the fourth quarter of 2004.

Note 15 - Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      Basic and diluted loss per share were determined as follows:

                                                              For the years ended December 31,
                                                              --------------------------------
                                                                  2004              2003
                                                              -------------     -------------
Net loss available for common stockholders (A)                $ (32,861,194)    $    (306,763)
Weighted average outstanding shares of common stock (B)         698,220,972       450,000,000
Common stock and common stock equivalents (C)                   698,220,972       450,000,000

Loss per share:
  Basic (A/B)                                                 $       (0.05)    $       (0.00)
                                                              =============     =============
  Diluted (A/C)                                               $       (0.05)    $       (0.00)
                                                              =============     =============


      For the year ended December 31, 2004, 41,265,981 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. There were no stock options outstanding during 2003. Additionally, the effect of 22,166,666 warrants which were issued on June 7, 2004, August 16, 2004 and September 22, 2004 were excluded from the calculation of diluted loss per share for the year ended December 31, 2004 because the effect was antidilutive.

Note 16 - Major Customers

      During 2004, the Company had sales to two major customers, LEC, a related party (15.2%) and Bank of America (15.9%), which totaled approximately $7,828,000. Amounts due from these customers included in accounts receivable were approximately $1,128,000 at December 31, 2004. As of December 31, 2004, LEC and Bank of America accounted for approximately 15.2% and 6.8% of the Company's accounts receivable balance, respectively.

      During 2003, the Company had sales to two major customers, Morgan Stanley (approximately 11%) and Verizon Wireless (approximately 29%), which totaled approximately $5,819,000. Amounts due from these customers included in accounts receivable were approximately $729,000 at December 31, 2003. As of December 31, 2003, Morgan Stanley and Verizon Wireless accounted for approximately 19% and 15% of the Company's accounts receivable balance, respectively.

Note 17 - Employee Benefit Plan

      The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Although the plan does not require a matching contribution by the Company, the Company may make a contribution. The Company's contributions to the plan for the years ended December 31, 2004 and 2003 were approximately $81,000 and $24,000, respectively.

Note 18 - Commitments and Contingencies

      Legal Proceedings

      On June 29, 2004, Viant Capital LLC commenced legal action against the Company in the United States District Court for the Southern District of New York. Through an agreement with Viant, Viant had the exclusive right to obtain private equity transactions on behalf of the Company from February 18 to May 17, 2004. Viant alleges that it is owed a fee of approximately $450,000 relating to the Company's loan from a private investor in May 2004. Management believes that this loan does not qualify as a private equity transaction and it intends to vigorously defend the Company. As of April 8, 2005, there have been no material developments in the suit. The Company has estimated the probable loss related to this suit to be the agreed upon contract signing fee of $75,000 and has recorded a liability for this amount.

      Employment Agreements

      Scott Newman, our President and Chief Executive Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Newman of $500,000 and an annual bonus to be awarded by our to-be-appointed Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Newman's employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) three year's base salary or (2) the period from the date of termination through the expiration date.

      Glenn Peipert, Executive Vice President and Chief Operating Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $375,000 and an annual bonus to be awarded by our to-be-appointed Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert's employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) three year's base salary or (2) the period from the date of termination through the expiration date.

      Mitchell Peipert, Vice President, Chief Financial Officer, Treasurer and Secretary, agreed to a three-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $200,000 and an annual bonus to be awarded by our to-be-appointed Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert's employment is terminated other than with good cause, he will receive a lump sum payment of the longer of
(1) three year's base salary or (2) the period from the date of termination through the expiration date.

      Robert C. DeLeeuw, Senior Vice President and President of our wholly owned subsidiary, DeLeeuw Associates, LLC, agreed to a three-year employment agreement dated as of February 27, 2004. The agreement provides for an annual salary to Mr. DeLeeuw of $350,000 and an annual bonus to be awarded by our to-be-appointed Compensation Committee. The agreement also provides for health, life and disability insurance. In the event that Mr. DeLeeuw's employment is terminated other than with good cause, he will receive a lump sum payment of the longer of
(1) one year's base salary or (2) the period from the date of termination through the expiration date.

      Lease Commitments

      The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2010. Our monthly rent with respect to our East Hanover, New Jersey facility is $26,290. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined. DeLeeuw Associates, LLC has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244.
DeLeeuw leases this space which has a stated expiration date of December 31, 2005. Our monthly rent with respect to our Charlotte, North Carolina facility is $2,831.

      Evoke leases offices in the following locations: Riata Corporate Park Building VII, 12357-III Riata Trace Parkway, Austin, Texas; 1900 13th Street, Boulder, Colorado; and Am Soldnermoos 17, D-85399 Hallbergmoos, Germany. The expiration dates for these leases are July 2006, July 2006 and May 2005. Monthly rentals for these offices are $22,872, $5,284 and $2,000, respectively.

      Rent expense, including automobile rentals, totaled approximately $629,000 and $313,000 in 2004 and 2003, respectively.

      The Company is committed under several operating leases for automobiles that expire during 2007.

      Future minimum lease payments due under all operating lease agreements as of December 31, 2004 are as follows:


 Years Ending December 31         Office        Automobiles        Total
 ------------------------      -----------      ------------     -----------
             2005                 697,984           55,209          753,193
             2006                 496,672           48,729          545,401
             2007                 299,580           17,161          316,741
             2008                 299,580               --          299,580
             2009                 299,580               --          299,580
       Thereafter                 299,580               --          299,580
                               ----------       ----------       ----------
                               $2,392,976       $  121,099       $2,514,075
                               ==========       ==========       ==========


      The  Company   engaged  Sands  Brothers   International   Limited  as  its
non-exclusive financial advisor at $6,000 per month for a period of one year.

Note 19 - Related Party Transactions

      In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the
Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. The acquisition was completed through a Stock Purchase Agreement between the Company and the sole stockholder of LEC. In connection with the acquisition, the Company (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee. For the years ended December 31, 2004 and 2003, the Company invoiced LEC $3,837,065 and $365,458, respectively, for the services of consultants subcontracted to LEC by the Company. As of December 31, 2004 and 2003, the Company had accounts receivable due from LEC of approximately $781,000 and $393,000, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. The Company feels confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 1000 clients.

      On November 8, 2004, Mr. Newman entered into a stock purchase agreement with a private investor, CMKX-treme, Inc. Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 2,833,333 shares of common stock for a purchase price of $250,000. As of April 8, 2005, the shares have not been issued to CMKX-treme, Inc. because it has not yet remitted payment for the shares.

      On November 8, 2004, Mr. Peipert entered into a stock purchase agreement with a private investor, CMKX-treme, Inc. Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 5,666,667 shares of common stock for a purchase price of $500,000. As of April 8, 2005, the shares have not been issued to CMKX-treme, Inc. because it has not yet remitted payment for the shares.

      On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell will receive an aggregate amount of $250,000 as compensation for services provided to the Company. During 2004, an aggregate amount of $50,000 was paid to Dr. Mitchell for services provided under this consulting agreement.

      As of November 17, 2004, Mr. Newman has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through March 31, 2005, to the extent necessary, up to a maximum amount of $500,000. We believe that our reliance on such commitment is reasonable and that Mr. Newman has sufficient liquidity and net worth to honor such commitment. We believe that Mr. Newman's written commitment provides us with the legal right to request and receive such advances. Any loan by Mr. Newman to the Company would bear interest at 3% per annum. As of December 14, 2004, Scott Newman, our President, Chief Executive Officer and Chairman, had loaned the Company $200,000, and Glenn Peipert, our Executive Vice President, Chief Operating Officer and Director, had loaned the Company $125,000. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 3% per annum, and each has a term expiring on January 1, 2006. As of December 31, 2004, approximately $188,000 and $125,000 remained outstanding to Messrs. Newman and Peipert, respectively.

      See Note 21 to the Notes to Consolidated Financial Statements for additional related party transactions.

      Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, had loaned an aggregate of $930,707 to the Company. This loan was converted into shares of the Company's common stock at the closing of the merger of LCS and CSI.

Note 20 - Segment Information

      The Company has two reportable segments: services and software, which includes support and maintenance. The services segment includes the Company's information technology services offerings in the following areas: data warehousing, business intelligence, management consulting and professional services to its customers principally located in the northeastern United States. The Company's acquisitions of Scosys, Inc., DeLeeuw Associates, Inc. and the equity adjustment related to its equity investment in Leading Edge Communications Corporation have all been included in the services business segment. The Company maintains offices for its services business in East Hanover, New Jersey and Charlotte, North Carolina.

      The software segment resulted from the Company's acquisition of substantially all the assets of Evoke Software Corporation ("Evoke") on June 28, 2004. Evoke is a provider of data discovery, profiling and quality management software. Evoke's headquarters are in East Hanover, New Jersey and it maintains development offices in Austin, Texas and Denver, Colorado. Additionally, Evoke has sales offices in England and Germany.

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

      The Company considers reportable segments as business units that offer different products and are managed separately.


                                                                As of and for the years ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                                      2004                                                 2003
                               -----------------------------------------------     -----------------------------------------------
                                  Services         Software       Consolidated       Services          Software       Consolidated
                               ------------      ------------     ------------     ------------      ------------     ------------
Net revenues from external
  customers                    $ 23,798,080      $  1,368,437     $ 25,166,517     $ 14,366,456      $         --     $ 14,366,456
Segment net loss                (19,260,675)      (13,600,519)     (32,861,194)        (306,763)               --         (306,763)
Interest income                      22,388                --           22,388            5,400                --            5,400
Interest expense                  2,139,093           949,609        3,088,702          135,753                --          135,753
Depreciation and
  amortization                      468,235           648,974        1,117,209          213,158                --          213,158
Total segment assets             22,508,434         4,796,887       27,305,321        4,759,900                --        4,759,900

Geographic Information

                                           For the year ended December 31,
                                           -------------------------------
                                               2004              2003
                                           -----------       -----------
Revenues:
  United States                             $24,925,008       $14,366,456
  International                                 241,509                --
                                            -----------       -----------
                                            $25,166,517       $14,366,456
                                            ===========       ===========

                                                   As of December 31,
                                            -----------------------------
                                                2004              2003
                                            -----------       -----------
Long-lived assets:
  United States                             $   585,019       $   270,696
  International                                   2,556                --
                                            -----------       -----------
                                            $   587,575       $   270,696
                                            ===========       ===========

The software segment had one customer during 2004, Wellpoint that comprised 10.5% of segment revenues. There was no software segment in 2003.


Note 21 - Subsequent Events

      In November 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") with a private investor, CMKX-treme, Inc. Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 12.5 million shares of common stock for a purchase price of $1.75 million. Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 3,571,428 shares of common stock for $0.5 million, and it was required to purchase the remaining 8,928,572 shares of common stock for $1.25 million by December 31, 2004. As of March 17, 2005, CMKX-treme, Inc. remitted final payment for the remaining 8,928,572 shares.

      As of March 30, 2005, Messrs. Newman, Peipert and Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through May 1, 2006, to the extent necessary, up to a maximum amount of $2,500,000. Mr. Newman personally guaranties up to $1,415,000, Mr. Peipert guaranties up to $707,500 and Mr. DeLeeuw personally guaranties $377,500. We believe that our reliance on such commitment is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 3% per annum.