Form 10QSB
period 2005-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-05-19
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number 0-30420

                                   ----------

                     CONVERSION SERVICES INTERNATIONAL, INC.
         (Exact name of small business user as specified in its charter)

                                   ----------

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

                                   ----------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 13, 2005, 788,474,038 shares of common stock, par value $0.001, were outstanding.

            Conversion Services International, Inc. and Subsidiaries
                                   Form 10-QSB

                                      Index

Part I. -- Financial Information                                           Page

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)....3

   Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (restated) (unaudited)..................4

   Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (restated) (unaudited)...................5

   Notes to Condensed Consolidated Financial Statements (unaudited).........7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................23

Item 3.  Controls and Procedures...........................................34

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................37

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                  (Unaudited)

ASSETS
CURRENT ASSETS
        Cash                                                                               $  1,205,172
        Accounts receivable, net of allowance for doubtful accounts of $259,147               3,676,742
        Accounts receivable from related parties; (Note 16)                                     782,830
        Prepaid expenses                                                                        263,114
                                                                                           ------------
            TOTAL CURRENT ASSETS                                                              5,927,858
                                                                                           ------------

PROPERTY AND EQUIPMENT, at cost, net; (Note 3)                                                  564,697
                                                                                           ------------

OTHER ASSETS
        Restricted cash                                                                       4,293,569
        Goodwill                                                                              4,690,972
        Intangible assets, net of accumulated amortization of $1,191,031; (Note 4)            3,347,207
        Deferred financing costs, net of accumulated amortization of $222,653; (Note 5)         670,656
        Discount on debt issued, net of accumulated amortization of $1,582,659; (Note 6)      5,993,516
        Equity investments                                                                      188,184
        Other assets                                                                             80,087
                                                                                           ------------
                                                                                             19,264,191
                                                                                           ------------

            Total Assets                                                                   $ 25,756,746
                                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Line of credit; (Note 7)                                                           $  3,784,623
        Current portion of long-term debt                                                       129,890
        Accounts payable and accrued expenses                                                 3,314,514
        Short term note payable, (Note 8)                                                       727,272
        Related party short term note payable; (Note 16)                                        299,554
        Deferred revenue                                                                      1,783,097
                                                                                           ------------
            TOTAL CURRENT LIABILITIES                                                        10,038,950

LONG-TERM DEBT, net of current portion; (Note 9)                                              5,044,126

                                                                                           ------------
            Total Liabilities                                                                15,083,076
                                                                                           ------------

MINORITY INTEREST                                                                               100,885
                                                                                           ------------

COMMITMENTS AND CONTINGENCIES; (Note 15)                                                             --

STOCKHOLDERS' EQUITY
        Common stock, $0.001 par value, 1,000,000,000 shares authorized;
            781,010,668 issued and outstanding                                                  781,011
        Additional paid in capital                                                           46,013,159
        Accumulated deficit                                                                 (36,224,083)
        Accumulated other comprehensive income                                                    2,698
                                                                                           ------------
            Total Stockholders' Equity                                                       10,572,785
                                                                                           ------------

            Total Liabilities and Stockholders' Equity                                     $ 25,756,746
                                                                                           ============

See Notes to Condensed Consolidated Financial Statements.

                    CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three months ended March 31,
                                                           ------------------------------
                                                               2005             2004
                                                           -------------    -------------
                                                                              (Restated)
REVENUE:
  Services                                                 $   5,015,293    $   4,234,471
  Related party services                                       1,096,402          969,887
  Software                                                       293,368               --
  Support and maintenance                                        432,005               --
  Other                                                           35,470           57,679
                                                           -------------    -------------
                                                               6,872,538        5,262,037

COST OF REVENUE:
  Services                                                     3,528,596        3,073,240
  Related party services                                       1,011,858          756,624
  Software                                                        44,450               --
  Support and maintenance                                         13,068               --
  Other                                                               --            9,436
                                                           -------------    -------------
                                                               4,597,972        3,839,300

                                                           -------------    -------------
GROSS PROFIT                                                   2,274,566        1,422,737
                                                           -------------    -------------

OPERATING EXPENSES
  Selling and marketing                                        1,527,223          581,425
  General and administrative                                   1,940,135        1,412,952
  Research and development                                       241,676               --
  Depreciation and amortization                                  431,456           50,244
                                                           -------------    -------------

                                                               4,140,490        2,044,621
                                                           -------------    -------------

LOSS FROM OPERATIONS                                          (1,865,924)        (621,884)
                                                           -------------    -------------

OTHER INCOME (EXPENSE)
  Equity in income (losses) from investments                      43,292           (1,602)
  Other income (expense)                                          (2,191)           6,551
  Interest income                                                 24,192              443
  Interest expense                                            (1,364,854)         (32,553)
                                                           -------------    -------------

                                                              (1,299,561)         (27,161)
                                                           -------------    -------------

LOSS BEFORE INCOME TAXES (BENEFIT) AND MINORITY INTEREST      (3,165,485)        (649,045)

INCOME TAXES (BENEFIT)                                                --         (215,600)

                                                           -------------    -------------
LOSS BEFORE MINORITY INTEREST                                 (3,165,485)        (433,445)

MINORITY INTEREST                                                 30,702               --

                                                           -------------    -------------
NET LOSS                                                   $  (3,134,783)   $    (433,445)
                                                           =============    =============

  Basic                                                    $       (0.00)   $       (0.00)
  Diluted                                                  $       (0.00)   $       (0.00)

Shares used to compute net loss per share:
  Basic                                                      772,974,953      572,700,000
  Diluted                                                    772,974,953      572,700,000

See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three months ended March 31,
                                                                                   --------------------------
                                                                                      2005           2004
                                                                                   -----------    -----------
                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(3,134,783)   $  (433,445)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of leasehold improvements                         55,680         16,623
        Amortizaton of intangible assets                                               279,889         34,160
        Amortization of discount on debt                                               661,054             --
        Amortization of relative fair value of warrants issued                         331,737             --
        Amortization of deferred financing costs                                        95,886             --
        Deferred taxes                                                                      --       (215,600)
        Compensation expense for stock options and stock issued                         15,794             --
        Allowance for doubtful accounts                                                 35,412         18,874
        Write-off deferred loan costs                                                       --         24,862
        Loss on disposal of equipment                                                       --         35,496
        (Income) loss from equity investments                                          (43,724)         1,602
        Minority interest in Evoke Software Corporation                                (30,702)            --
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                     637,075     (1,291,315)
        Increase in accounts receivable from related parties                            (1,730)            --
        Decrease in prepaid expenses                                                    46,345         37,587
        Increase in due from stockholders                                                   --         (1,365)
        (Increase) decrease in other assets                                            (66,667)        14,721
        Increase (decrease) in accounts payable and accrued expenses                  (463,431)       584,920
        Increase in deferred revenue                                                   455,875         89,242
                                                                                   -----------    -----------
            Net cash used in operating activities                                   (1,126,290)    (1,083,638)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                             (20,367)       (33,594)
     Investment in DeLeeuw Associates, net of cash acquired                                 --     (1,059,266)
                                                                                   -----------    -----------
            Net cash used in investing activities                                      (20,367)    (1,092,860)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                         --         84,150
     Net advances under line of credit                                                  51,220      2,548,201
     Line of credit repayment                                                               --     (1,789,110)
     Issuance of convertible line of credit notes                                           --      2,000,000
     Deferred loan costs in connection with line of credit / long term debt                 --        (30,534)
     Principal payments on long-term debt                                                   --       (673,818)
     Proceeds from sale of Company common stock                                      1,250,000             --
     Principal payments on capital lease obligations                                   (31,165)        (3,327)
     Principal payments on stockholder loans                                            (8,363)            --
     Restricted cash                                                                    59,183        (83,375)
                                                                                   -----------    -----------
        Net cash provided by financing activities                                    1,320,875      2,052,187
                                                                                   -----------    -----------

        Effect of exchange rate changes on cash and cash equivalents                     2,808             --

NET INCREASE IN CASH                                                                   177,026       (124,311)
CASH, beginning of period                                                            1,028,146        411,586
                                                                                   -----------    -----------

CASH, end of period                                                                $ 1,205,172    $   287,275
                                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three months ended March 31,
                                                                                   ---------------------------
                                                                                      2005           2004
                                                                                   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                        $     11,388   $     35,379
     Cash paid for income taxes                                                              --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     During the three months ended March 31, 2005 and 2004, the Company entered into various capital lease arrangements for computer and trade show equipment in the amount of $13,378 and $64,749, respectively

     On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The following assets and liabilities were obtained as a result of the acquisition

     Acquired accounts receivable                                                  $         --   $    975,000
     Acquired approved vendor status                                                         --        539,000
     Acquired tradename                                                                      --        722,000
     Acquired goodwill                                                                       --     14,893,000
     Acquired investment in limited liability company                                        --         56,000
     Acquired liabilities                                                                    --       (286,000)

See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Accounting Policies

      Organization and Business

      Conversion Services International, Inc. ("CSI") was incorporated in the State of Delaware and has been conducting business since 1990. CSI and its subsidiaries (together the "Company") are principally engaged in the information technology services industry in the following areas: strategic consulting, business intelligence, data warehousing and data management, on credit, to its customers principally located in the northeastern United States.

      Basis of Presentation

      The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Doorways, Inc., DeLeeuw, Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp.), LEC Corporation of NJ and CSI Sub Corp. (DE). All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method.

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

      Research and development costs

      The Company incurs research and development costs related to software upgrades and the development of new versions of its Evoke Axio software product. Research and development costs are charged to expense as incurred. Such costs amounted to $241,676 and $0 during the three months ended March 31, 2005 and 2004, respectively.

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

      Goodwill represents the amounts paid in connection with the acquisitions of Scosys and DeLeeuw. Additionally, as part of the Scosys, DeLeeuw and Evoke acquisitions, the Company acquired identifiable intangible assets.

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

      The Company follows EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the three months ended June 30, 2004, the Company granted 650,000 stock options to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recording the fair value of these options as expense over the three year vesting period of the options. Compensation expense of $15,794 and zero was included in the reported results for the three months ended March 31, 2005 and 2004, respectively.

      Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated below:

                                                 Three months    Three months
                                                ended March 31, ended March 31,
                                                     2005            2004
                                                 -------------    -------------

Net loss:
       As reported                               $  (3,134,783)   $    (433,445)
       Less: Compensation expense per SFAS 123        (382,646)          (7,385)
                                                 -------------    -------------
       Pro forma                                 $  (3,517,429)   $    (440,830)
                                                 =============    =============

Net loss per share:
       As reported
                           Basic                 $       (0.00)   $       (0.00)
                           Diluted                       (0.00)   $       (0.00)
       Pro forma
                           Basic                 $       (0.00)           (0.00)
                           Diluted                       (0.00)           (0.00)
                                                 =============    =============

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

      Concentrations of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At March 31, 2005, one customer, LEC, a related party, comprised approximately 17.6% of the Company's accounts receivable balance.

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

      Reclassification

      Certain amounts in prior periods have been reclassified to conform to the 2005 financial statement presentation.

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

Note 2: Recent Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after December 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

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

Note 3 - Property and equipment

Property and equipment consisted of the following:
                                                                     March 31,
                                                                        2005
                                                                    -----------

Computer equipment                                                  $   980,212
Furniture and fixtures                                                  202,376
Leasehold improvements                                                  221,219
                                                                    -----------
                                                                      1,403,807
Accumulated depreciation                                               (839,110)
                                                                    -----------

                                                                    $   564,697
                                                                    ===========

Depreciation and amortization expense related to property and equipment totaled $56,000 and $16,600 for the three months ended March 31, 2005 and 2004, respectively.

Note 4 - Intangible assets

Intangibles acquired have been assigned as follows:

                                                             March 31,   Amortization
                                                               2005         period
                                                            ------------------------

Customer contracts                                          $ 1,876,424    5 - 6 years
Approved vendor status                                          538,814     40 months
Computer software                                             1,381,000      3 years
Tradename                                                       722,000    Indefinite
Proprietary rights and rights to the name of Scosys, Inc.        20,000    Indefinite
                                                            -----------
                                                              4,538,238
Accumulated amortization                                     (1,191,031)
                                                            -----------

                                                            $ 3,347,207
                                                            ===========

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

                                 Amortization of
                                Intangible assets
                                ------------------

                            2006       $ 1,092,457
                            2007           941,324
                            2008           379,960
                            2009           115,897
                            2010            69,831
                      Thereafter             5,738
                                       -----------
                                       $ 2,605,207
                                       ===========

Note 5 - Deferred financing costs

      The Company has incurred and capitalized financing costs in connection with two financing transactions consummated during 2004. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

                                                                  March 31, 2005
                                                                      ---------

Laurus Master Fund                                                    $ 766,270
Sands Brothers                                                          127,039
                                                                      ---------
                                                                      $ 893,309
Accumulated amortization                                               (222,653)
                                                                      ---------
                                                                      $ 670,656
                                                                      =========

Note 6 - Discount on debt

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

                                    March 31, 2005   Amortization period
                                 -----------------------------------------

Laurus Master Fund                    $ 5,621,630         3 years
Sands Brothers                            454,545         1 year
Taurus Advisory Group                   1,500,000         5 years
                                 -----------------
                                        7,576,175
Accumulated amortization               (1,582,659)
                                 -----------------
                                      $ 5,993,516
                                 =================

Note 7 - Line of credit

      The Company has a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal, which was 5.75% as of March 31, 2005) plus 1%, and maturing in three years. The Company has no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation.

      Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5.0 million to be used for acquisitions. The Company has no obligation to meet financial covenants under the $5.0 million secured convertible term note (See Note 9 to the Condensed Consolidated Financial Statements). This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus.

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

      As of March 31, 2005, approximately $3.8 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 6.75% as of March 31, 2005.

      Under the Laurus agreement, the Company was obligated to ensure that the shares provided for issuance under the agreement were properly registered by December 19, 2004. As a result of the Company's Registration statement not being declared effective prior to this date, and not being effective as of March 31, 2005, the Company is incurring liquidated damages to Laurus. As a result, the Company has accrued $0.25 million for payment of these penalties through March 31, 2005.

Note 8 - Short Term Notes Payable

      In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, "Sands") three subordinated secured convertible promissory notes equaling $1.0 million (the "Notes"), each with an annual interest rate of 8% expiring September 22, 2005. The Notes are secured by substantially all corporate assets, but subordinate to Laurus. The Notes are convertible into shares of the Company's common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a "Qualified Financing"). The Company also issued Sands three common stock purchase warrants (the "Warrants") providing Sands with the right to purchase 6.0 million shares of the Company's common stock. The exercise price of the shares of the Company's common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $0.14 per share. The latest that the Warrants may expire is September 8, 2008.

Note 9 - Long term debt

Long-term debt consisted of the following:

                                                                                         March 31,
                                                                                           2005
                                                                                       -----------
Secured  convertible  term note with a maturity  date of August 16,  2007 unless converted into common stock at the note holder's option.  The initial conversion price is $0.14 per share.  Interest accrues at a rate of prime plus one percent.
As of March 31,  2005,  the interest  rate on this note was 6.75%.  See note 7 -
Line of credit, for further description of this transaction.                           $ 5,000,000

Convertible  line of credit  note with a  maturity  date of June 6, 2009  unless converted into common stock at the Company or the note holder's option. Interest accrues at 7% per annum. The original conversion price to shares of common stock is equal to 75% of the average  trading price for the prior ten trading days. In
September  2004,  the price was reset to $0.105 per share. A warrant to purchase
4,166,666 shares of Company common stock was also issued.  The exercise price of the  warrant is $0.14 per share and the  warrant  expires  on June 6,  2009.  An allocation of the relative fair value of the warrant and the debt instrument was performed.  The relative fair value of the warrant was determined to be $500,000 and is being amortized to interest expense over the life of the note. A discount on debt issued of $1,500,000  was recorded in September  2004 based on the reset
conversion terms.                                                                        2,000,000

Notes  payable  under  capital  lease  obligations  payable to  various  finance companies for equipment at varying rates of interest, ranging from 18% to 32% as
of March 31, 2005, and have maturity dates through 2008.                                   206,642
                                                                                       -----------
                                                                                         7,206,642
Relative  fair  values  ascribed  to  warrants  associated  with the above  debt agreements.  This amount is being accreted to the debt  instrument over the term
of the related debt agreements, which range from three to five years.                   (2,032,626)

                                                                                       -----------
Subtotal                                                                                 5,174,016

Less:  Current portion of long-term debt,  including  obligations  under capital
leases of $129,890.                                                                       (129,890)
                                                                                       -----------
                                                                                       $ 5,044,126
                                                                                       ===========
Future annual payments of long-term debt is as follows:

                     Years Ending March 31,
                     ----------------------

                              2006                                                     $   129,890
                              2007                                                       5,069,614
                              2008                                                           7,138
                              2009                                                       2,000,000
                                                                                       -----------
                                                                                       $ 7,206,642
                                                                                       ===========

      Obligations under Capital Leases

      The  Company   has  entered   into   various   capital   leases  that  are
collateralized by computer equipment and a trade show booth with an original cost of approximately $368,000.

      The following schedule lists future minimum lease payments under the capital leases with their present value as of March 31, 2005:

           Years Ending March 31,
           ----------------------
                    2006                                      $164,113
                    2007                                        77,663
                    2008                                         7,726
                                                           ------------
                                                               249,502
     Less: Amount representing interest                        (42,860)
                                                           ------------
                                                               $206,642
                                                           ============

      During the three months ended March 31, 2005 and 2004, the Company recorded depreciation expense related to equipment under capital leases of approximately $25,100 and $4,700, respectively.

Note 10 - Income Taxes

      The Company's provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $12.6 million and zero for the three months ended March 31, 2005 and 2004, respectively. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

      During 2005 and 2004, the Company's effective tax rate is estimated to be approximately 40%. This rate is based upon the statutory federal income tax rate of 34% plus a blended rate for the various states in which the Company incurs income tax liabilities, net of the federal income tax benefit for state taxes paid, of 6%.

Note 11 - Common Stock

      On November 8, 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") with a private investor, CMKX-treme, Inc. Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 12.5 million shares of common stock for a purchase price of $1.75 million. Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 3,571,428 shares of common stock for $0.5 million, and it was required to purchase the remaining 8,928,572 shares of common stock for $1.25 million by December 31, 2004. On March 17, 2005, CMKX-treme, Inc. remitted final payment for the remaining 8,928,572 shares.

Note 12 - Stock Based Compensation

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

      To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company's income tax return. There were no tax benefits realized by the Company during 2005 or 2004.

      The following summarizes the stock option transactions under the 2003 Plan during 2005:

                                                                Weighted
                                                                 average
                                                    Share     exercise price
                                                 -----------    -----------

Options outstanding at December 31, 2004          41,265,981    $      0.15
Options granted                                           --             --
Options exercised                                         --             --
Options canceled                                    (775,000)          0.21
                                                 -----------    -----------
Options outstanding at March 31, 2005             40,490,981    $      0.15
                                                 ===========    ===========

      The following table summarizes information concerning outstanding and exercisable Company common stock options at March 31, 2005:

                                       Weighted       Weighted                      Weighted
                                       average       average                        average
 Range of exercise      Options        exercise      remaining          Options     exercise
      prices          outstanding       price     contractual life    exercisable    price
---------------------------------------------------------------------------------------------
$0.055                    8,900,981     $ 0.055           9.4         8,900,981       $ 0.055
$0.165 - $0.23           31,590,000       0.180           9.2         6,400,000         0.165

                    ----------------                                 ----------
                         40,490,981                                  15,300,981
                    ================                                 ==========

Note 13 - Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      Basic and diluted loss per share were determined as follows:

                                                        For the three months ended March 31,
                                                          ------------------------------
                                                              2005            2004
                                                          -------------    -------------
                                                                            (Restated)
Net loss available for common stockholders (A)            $  (3,134,783)   $    (433,445)
Weighted average outstanding shares of common stock (B)     772,974,953      572,700,000
Common stock and common stock equivalents (C)               772,974,953      572,700,000

Loss per share:
    Basic (A/B)                                           $       (0.00)   $       (0.00)
                                                          =============    =============
    Diluted (A/C)                                         $       (0.00)   $       (0.00)
                                                          =============    =============

      For the three months ended March 31, 2005, 40,490,981 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. There were no stock options outstanding during 2003. Additionally, the effect of 22,166,666 warrants which were issued on June 7, 2004, August 16, 2004 and September 22, 2004 were excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 because the effect was antidilutive.

Note 14 - Major Customers

      During the three months ended March 31, 2005, the Company had sales to one major customer, LEC, a related party (16.0%), which totaled approximately $1,096,000. Amounts due from this customer included in accounts receivable was approximately $783,000 at March 31, 2005. As of March 31, 2005, LEC accounted for approximately 17.6% of the Company's accounts receivable balance.

      During the three months ended March 31, 2004, the Company had sales to one major customer, LEC, a related party (18.4%), which totaled approximately $970,000. Amounts due from this customer included in accounts receivable was approximately $823,000 at March 31, 2004. As of March 31, 2004, LEC accounted for approximately 19.1% of the Company's accounts receivable balance.

      See Note 16 "Related Party Transactions" in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Note 15 - Commitments and Contingencies

      Legal Proceedings

      On June 29, 2004, Viant Capital LLC commenced legal action against the Company in the United States District Court for the Southern District of New York. Through an agreement with Viant, Viant had the exclusive right to obtain private equity transactions on behalf of the Company from February 18 to May 17, 2004. Viant alleges that it is owed a fee of approximately $450,000 relating to the Company's loan from a private investor in May 2004. Management believes that this loan does not qualify as a private equity transaction and it intends to vigorously defend the Company. The Company has estimated the probable loss related to this suit to be the agreed upon contract signing fee of $75,000 and has recorded a liability for this amount. This suit was settled on April 28, 2005 for an immaterial amount.

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

      Rent expense, including automobile rentals, totaled approximately $205,539 and $78,784 for the three months ended March 31, 2005 and 2004, respectively.

      The Company is committed under several operating leases for automobiles that expire during 2007.

Note 16 - Related Party Transactions

      For the three months ended March 31, 2005 and 2004, the Company invoiced LEC $1,096,000 and $970,000, respectively, for the services of consultants subcontracted to LEC by the Company. As of March 31, 2005 and 2004, the Company had accounts receivable due from LEC of approximately $783,000 and $823,000, respectively. There are no known collections problems with respect to LEC. We feel confident in the collectibility of these accounts receivable as the majority of its billing is derived from Fortune 100 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

      On November 8, 2004, Mr. Newman entered into a stock purchase agreement with a private investor, CMKX-treme, Inc. Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 2,833,333 shares of common stock for a purchase price of $250,000. As of March 31, 2005, the shares have not been issued to CMKX-treme, Inc. because the investor has not yet remitted payment for the shares.

      On November 8, 2004, Mr. Peipert entered into a stock purchase agreement with a private investor, CMKX-treme, Inc. Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 5,666,667 shares of common stock for a purchase price of $500,000. As of March 31, 2005, the shares have not been issued to CMKX-treme, Inc. because the investor has not yet remitted full payment for the shares.

      On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell will receive an aggregate amount of $250,000 as compensation for services provided to the Company. As of March 31, 2005, an aggregate amount of $150,000 has been paid to Dr. Mitchell for services provided under this consulting agreement.

      As of December 14, 2004, Scott Newman, our President, Chief Executive Officer and Chairman, had loaned the Company $200,000, and Glenn Peipert, our Executive Vice President, Chief Operating Officer and Director, had loaned the Company $125,000. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 3% per annum, and each has a term expiring on January 1, 2006. As of March 31, 2005, approximately $177,000 and $123,000 remained outstanding to Messrs. Newman and Peipert, respectively.

      As of March 30, 2005, Messrs. Newman, Peipert and Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through May 1, 2006, to the extent necessary, up to a maximum amount of $2.5 million. Mr. Newman personally guaranties up to $1.4 million, Mr. Peipert guaranties up to approximately $0.7 million and Mr. DeLeeuw personally guaranties approximately $0.4 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 3% per annum.

Note 17 - Segment Information

      The Company has two reportable segments: services and software, which includes support and maintenance. The services segment includes the Company's information technology services offerings in the following areas: data warehousing, business intelligence, management consulting and professional services to its customers principally located in the northeastern United States. The Company's acquisitions of the assets of Scosys, Inc., DeLeeuw Associates, Inc. and the equity adjustment related to its equity investment in Leading Edge Communications Corporation have all been included in the services business segment. The Company maintains offices for its services business in East Hanover, New Jersey and Charlotte, North Carolina.

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

      The Company considers reportable segments as business units that offer different products and are managed separately.

                                                                As of and for the three months ended March 31,
                                        --------------------------------------------------------------------------------------------
                                                          2005                                             2004
                                        --------------------------------------------    --------------------------------------------
                                           Services      Software       Consolidated      Services       Software      Consolidated
                                        --------------------------------------------    --------------------------------------------
                                                                                          (Restated)                     (Restated)
Net revenues from external customers    $  6,245,117   $    627,421     $  6,872,538    $  5,262,037    $         --   $  5,262,037
Segment net loss                          (2,062,049)    (1,072,734)      (3,134,783)       (433,445)             --       (433,445)
Interest income                               24,192             --           24,192             443              --            443
Interest expense                             875,417        489,437        1,364,854          32,553              --         32,553
Depreciation and amortization                192,830        238,626          431,456          50,244              --         50,244

Total segment assets                      24,072,826      1,683,920       25,756,746      23,357,111              --     23,357,111

Geographic Information

                                            For the three months ended March 31,
                                            ------------------------------------
                                                 2005                  2004
                                            ------------------------------------

Revenues:
     United States                            $ 6,717,990           $ 5,262,037
     International                                154,548                    --
                                            ------------------------------------
                                              $ 6,872,538           $ 5,262,037
                                            ====================================

                                                      As of March 31,
                                            ------------------------------------
                                                 2005                  2004
                                            ------------------------------------

Long-lived assets:
     United States                            $  562,573
     International                                 2,124                    --
                                            ------------------------------------
                                              $  564,697            $       --
                                            ====================================

Note 18 - Pro Forma Results of Operations

The following unaudited statement of income reflects the pro-forma consolidated results of Conversion Services International, Inc. and DeLeeuw Associates, LLC for the three months ended March 31, 2004 as if the entities had been consolidated for the entire three month period.

                                                          For the three months
                                                          ended March 31, 2004
                                                             -----------
Revenues                                                     $ 6,356,816
Net Loss                                                     $  (456,399)
Net Loss per share                                           $     (0.00)

Note 19 - Subsequent Events

      In April 2005, Glenn Peipert loaned $250,000 to the Company, which had been received as partial payment from CMKX-treme related to his sale of stock which was disclosed in Note 16 - related party transactions. Such loan bears interest at 3% per annum and is due May 1, 2006.

      On May 6, 2005, Joseph Santiso was elected to the Board of Directors of the Company. Mr. Santiso founded and is President of The BCI Group. Mr. Santiso and present director Lawrence K. Reisman will comprise the newly formed Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

      On May 9, 2005, Laurus Master Fund. Ltd. elected to convert $1,000,000 of the principal amount outstanding under the minimum borrowing note dated August 16, 2004 into shares of common stock of the Company at a conversion price of $0.14 per share. As a result of this conversion, the Company issued 7,142,857 shares of common stock to Laurus.

      In May 2005, a compensation plan was approved for independent members of the Company's Board of Directors. This plan provides for a $10,000 per year payment to each independent director with 50% being paid in cash and 50% in Company common stock, a $1,000 payment for each meeting attended in person, a $500 payment for each meeting attended via telephone, a $500 payment for each committee meeting attended, and an annual option grant to be determined by the Board of Directors.

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

      The Company's core strategy includes capitalizing on the already established in-house strategic consulting, business intelligence/data warehousing ("BI/DW") technical expertise and its seasoned sales force. This is expected to result in organic growth through the addition of new customers. In addition, this foundation will be leveraged as the Company pursues targeted strategic acquisitions.

      Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing, data management, and software and support and maintenance. They are reflected in the chart below as a percentage of overall revenues:

Category of Services                       Percentage of Revenues for the
                                            three months ended March 31,

                                                 2005               2004
                                                 ----               ----
Strategic Consulting                             38.6%              18.5%
Business Intelligence                            20.6%              26.7%
Data Warehousing                                 16.1%              15.9%
Data Management                                  14.7%              38.9%
Software & Support                                9.5%               0.0%
Other                                             0.5%               0.0%

      Strategic consulting revenues were 38.6% of total revenues for the three months ended March 31, 2005, increasing by 20.1% of total revenues as compared to 18.5% for the comparable prior year period. The Company acquired DeLeeuw Associates, whose revenue base is entirely in the strategic consulting category of services, in March 2004. During the three months ended March 31, 2005, DeLeeuw revenues were $2.2 million, or 84.2% of strategic consulting revenues as compared to $0.4 million for the three months ended March 31, 2004, representing an increase of $1.8 million.

      The Deleeuw Associates acquisition increased the Company's revenue base and, as a result, the percentage of revenues contributed by each of the other services categories were impacted by the increase in the strategic consulting category. Business intelligence service revenues were approximately $1.4 million for both of the three month periods ended March 31, 2005 and 2004. Data warehousing revenues were $1.1 million for the three months ended March 31, 2005, an increase of $0.2 million, or 22.2%, from $0.9 million for the three months ended March 31, 2004. The Company intends to continue to focus on increasing revenues in these two categories during 2005.

      Data management revenues were $1.2 million for the three months ended March 31, 2005, a decrease of $0.9 million, or 42.9%, from $2.1 million for the three months ended March 31, 2004. This category of services is less profitable to the Company than the other service categories and, as a result, is being de-emphasized and the Company's resources are being focused on the more profitable service categories.

      Software and support and maintenance revenues increased from zero for the three months ended March 31, 2004 to 9.5% of revenues for the three months ended March 31, 2005. This is attributable to revenues from licensing and supporting the Evoke Axio Software which was acquired by the Company in June 2004.

      The Company derives a majority of its revenue from professional services engagements. Its revenue depends on the Company's ability to generate new business, in addition to preserving present client engagements. The general domestic economic conditions in the industries the Company serves, the pace of technological change, and the business requirements and practices of its clients and potential clients directly affect this. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting the Company provides. The Company's revenue is also impacted by the rate per hour it is able to charge for its services and by the size and chargeability, or utilization rate, of its professional workforce. During periods of economic decline and reduced client spending, competition for new engagements increases, and it becomes more difficult to maintain its billing rates and sustain appropriate utilization rates. If the Company is unable to maintain its billing rates or sustain appropriate utilization rates for its professionals, its overall profitability may decline. The Company is beginning to see improvements in economic conditions, which have recently led to increased spending on consulting services in certain vertical markets, particularly in financial services, which is serviced by the Company's strategic consulting service category.

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

      During the three month period ended March 31, 2005, one of the Company's clients, LEC, a related party, accounted for approximately 16.0% of total revenues. For the three months ended March 31, 2004, two of our clients, LEC (18.4%) and Verizon Wireless (15.4%), accounted collectively for approximately 33% of our total revenues.

      The Company's most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

      The following table sets forth selected financial data for the periods indicated:

                                      Selected Statement of Operations Data for
                                            the three months Ended March 31,
                                      ------------------------------------------
                                                 2005                   2004
                                      ------------------------------------------

Net sales                                     $ 6,872,538           $ 5,262,037
Gross profit                                    2,274,566             1,422,737
Net loss                                       (3,134,783)             (433,445)
Net loss per share:
     Basic                                    $     (0.00)          $     (0.00)
     Diluted                                  $     (0.00)          $     (0.00)

                                   Selected Statement of Financial Position Data
                                         for the three months ended March 31,
                                      ------------------------------------------
                                                2005
                                      -------------------

Working capital                               $(4,111,092)
Total assets                                   25,756,746
Long-term debt                                  5,044,126
Total stockholders' equity                     10,572,785

Three Months Ended March 31, 2005 and 2004

Revenue

      The Company's revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the three months ended March 31, 2005 were $6.9 million, an increase of $1.6 million, or 30.6%, over revenues of $5.3 million for the three months ended March 31, 2004.

Services

      Revenues from services for the three months ended March 31, 2005 were $5.0 million, an increase of $0.8 million, or 18.4%, over revenues of $4.2 million for the three months ended March 31, 2004. DeLeeuw Associates, which was acquired by the Company in March 2004, contributed $1.9 million of the 2005 services revenue increase as compared to the prior year. Partially offsetting this increase is a reduction in revenues from services of $1.1 million relating to a decrease in the number of consultants in the ongoing business. Exclusive of DeLeeuw Associates, the number of consultants decreased by approximately 29.0% for the three months ended March 31, 2005 compared to the same period for the prior year. The decline in the number of consultants was attributable to both the conversion of our consultants to full time employees of our clients and a reduction in consultants due to resignations.

Related party services

      Revenues from related parties for the three months ended March 31, 2005 were $1.1 million, an increase of $0.1 million over revenues of $1.0 million for the three months ended March 31, 2004. The increase is primarily attributed to the hiring of four consultants, during the summer of 2004, under the independent contractor agreement executed by the Company and LEC in November 2003. Additionally, five part-time employees were replaced with full-time employees which also contributed to the revenue increase.

Software

      Software revenues are derived from the sale of software licenses pertaining to the licensing of our Evoke Axio data profiling software. The assets of Evoke were acquired by the Company in June 2004 and, as a result, the Company has only included revenues since July 2004. Revenues from software for the three months ended March 31, 2005 were $0.3 million as compared to zero for the three months ended March 31, 2004.

Support and maintenance

      Revenues from support and maintenance for the three months ended March 31, 2005 were $0.4 million as compared to zero in the prior year. This increase in revenues is attributable to support and maintenance revenues derived from the Evoke Axio Software which was acquired by the Company in June 2004.

Cost of revenue

      Cost of revenue primarily includes payroll and benefits costs for the Company's consultants as well as the cost of software that is sold or licensed by the company. Cost of revenue was $4.6 million, or 66.9% of revenue for the three months ended March 31, 2005, compared to $3.8 million, or 73.0% of revenue for the three months ended March 31, 2004, representing an increase of $0.8 million, or 19.8%, as compared to the prior year.

Services

      Cost of revenue for services was $3.5 million, or 70.4% of services revenue for the three months ended March 31, 2005, compared to $3.1 million, or 72.6% of services revenue for the three months ended March 31, 2004 representing an increase of $0.4 million, or 14.8%. Cost of revenue for DeLeeuw Associates generated a $1.1 million increase in cost of revenues for services as compared to the prior year. Partially offsetting this increase was a reduction in cost of services resulting from the reduction in consultants on billing.

Related party services

      Cost of revenue for related party services was $1.0 million, or 92.3% of related party services revenue for the three months ended March 31, 2005, compared to $0.8 million, or 78.0% of related party services revenue for the three months ended March 31, 2004. The increased cost in 2005 reflects the cost of full-time higher level consultants hired for specialized work, but at lower gross margins than normal.

Software

      Cost of revenue for software includes production costs related to the Evoke Axio software product. Evoke was acquired by the Company in June 2004. Cost of revenue for software was $44,000, or 15.2% of software revenue for the three months ended March 31, 2005, compared to zero for the three months ended March 31, 2004. In 2005, cost of software revenue related to the cost of the Evoke Software revenues.

Support and maintenance

      Cost of revenue for support and maintenance includes costs associated with resolving customer inquiries. Cost of revenue for support and maintenance was $13,000, or 3.0% of support and maintenance revenue for the three months ended March 31, 2005, as compared to zero for the prior year. The increase in cost of support and maintenance is entirely attributable to Evoke Software which was acquired by the Company in June 2004.

Gross Profit

      Gross profit was $2.3 million, or 33.1% of revenue for the three months ended March 31, 2005, compared to $1.4 million, or 27.0% of revenue for the three months ended March 31, 2004.

      As a percentage of total gross profit for the three months ended March 31, 2005 and 2004, services contributed 65.4% and 81.6%, respectively, related party services contributed 3.7% and 15.0%, respectively, software contributed 10.9% and zero, respectively, support and maintenance 18.4% and zero, respectively, and other contributed 1.6% and 3.4%, respectively.

Services

      Gross profit from services was $1.5 million for the three months ended March 31, 2005, an increase of $0.3 million, or 28.0%, as compared to $1.2 million for the three months ended March 31, 2004. As a percent of services revenues, gross profit of 29.6% for the three months ended March 31, 2005 represented an increase of 2.2% points as compared to 27.4% of services revenues for the three months ended March 31, 2004. The increase in the gross margin percentage is the result of recording a full quarter of the higher margin DeLeeuw business during the three months ended March 31, 2005 versus only several weeks in 2004. The DeLeeuw business provided approximately $0.8 million of increased gross profit during the three months ended March 31, 2005. Partially offsetting this increase is an offsetting reduction in gross profit resulting from having fewer billable consultants combined with the cost of having consultants on the payroll that were not billable to clients during the current year period as compared to the comparable period in the prior year.

Related party services

      Gross profit for related party services was $85,000 , or 7.7% of related party services revenue for the three months ended March 31, 2005, compared to $0.2 million, or 22.0% of related party services revenue for the three months ended March 31, 2004. The decline in the related party services gross profit percentage is due to the increased costs of the full-time employees hired by Company as compared to the part-time employees and the reduced billing rates being realized on these consultants during the three months ended March 31, 2005.

Software

      Gross profit resulting from software was $0.2 million, or 84.8% of software revenue for the three months ended March 31, 2005, compared to zero for the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company deferred approximately $0.6 million of license revenue that is being recognized over the life of the related support and maintenance agreements.

Support and maintenance

      Gross profit for support and maintenance was $0.4 million, or 97.0% of support and maintenance revenue for the three months ended March 31, 2005, as compared to zero in the prior year. The gross profit for support and maintenance is attributable to the Company's acquisition of Evoke Software in June 2004.

Selling and marketing

      Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $1.5 million, or 22.2% of revenue for the three months ended March 31, 2005, representing an increase of $0.9 million as compared to $0.6 million, or 11.0% of revenue for the three months ended March 31, 2004. $0.7 million of this increase relates to increased payroll expense, $0.1 million relates to increased marketing expenses, and the remaining $0.1 million relates to other various increases. $0.2 million of the increase in payroll is the result of the acquisition of DeLeeuw Associates in March 2004, $0.2 million of the increase is the result of the acquisition of Evoke in June 2004, and the remaining $0.3 million of increased payroll expense primarily relates to salaries and commissions for the ongoing CSI business.

General and administrative

      General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.9 million, or 28.2% of revenue for the three months ended March 31, 2005 compared to $1.4 million, or 26.9% of revenue for the three months ended March 31, 2004. $0.5 million of the increase in general and administrative expenses during the three months ended March 31, 2005 is attributed to the costs of operating Evoke subsequent to the June 2004 acquisition. Additionally, a $0.2 million increase is attributed to professional fees related to legal, accounting and consulting fees primarily due to work related to the Company's public filing and financing efforts. These increases were partially offset by $0.1 million of recruiting costs incurred during the three months ended March 31, 2004 that did not recur in 2005.

Research and Development

      Research and development costs primarily include the payroll, employee benefits and other headcount-related costs associated with the employees working on the development of upgrades and new versions of the Evoke Axio software product. Research and development costs were $0.2 million, or 3.5% of revenue compared to zero for the comparative periods in the prior year. The research and development department was obtained in association with the Evoke acquisition which was completed in June 2004.

Depreciation and amortization

      Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.4 million for the three months ended March 31, 2005 compared to $0.1 million for the three months ended March 31, 2004. The $0.3 million increase in depreciation and amortization during the three months ended March 31, 2005, as compared to the prior year period, is attributed to $0.2 million of amortization of the acquired Evoke and DeLeeuw Associates intangible assets during the quarter and $0.1 million of increased depreciation for the assets acquired from Evoke in June 2004 and for new assets purchased during the past year.

Interest Expense

      The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt issued of $0.7 million for the three months ended March 31, 2005 is also recorded as interest expense. Total interest expense recorded was $1.4 million for the three months ended March 31, 2005 compared to $33,000 for the three months ended March 31, 2004. This increase relates to the interest and penalties associated with the Laurus and Sands financing transactions described below in the liquidity and capital resources section.

Other income (expense)

      The Company recorded interest income of $24,000 and other income of approximately $41,000 for the three months ended March 31, 2005, compared to interest income of $400 and other income of $5,000 for the three months ended March 31, 2004. The Company recorded equity income from its investments in DeLeeuw International (Turkey) and LEC of approximately $43,000 for the three months ended March 31, 2005.

Income Taxes

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $12.6 million as of March 31, 2005. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

      A $215,600 income tax benefit was recorded during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Cash totaled $1.2 million as of March 31, 2005 compared to $1.0 million as of December 31, 2004. The Company's cash balance is primarily derived from customer remittances, bank and other borrowings, and acquired cash and is used for general working capital needs.

      Working capital deficit is ($4.1 million) as of March 31, 2005 compared to ($3.0 million) as of December 31, 2004. The Company's working capital position has deteriorated during the current quarter primarily due to losses incurred by the Company. The losses generated by the Company have resulted in the need for the Company to raise $1.25 million through the sale of Company stock.

      Cash used by operations during the three months ended March 31, 2005 was $1.1 million, unchanged from the comparable period in 2004. While sequential quarter revenues increased by $0.4 million to $6.9 million during the three months ended March 31, 2005 from $6.5 million for the three months ended December 31, 2004, accounts receivable declined by $0.6 million primarily due to increased collection efforts by the Company. Days sales outstanding have declined to 58 days for the current quarter from 72 days in the prior quarter. Deferred revenue increased by $0.5 million primarily due to the deferral of the revenue recognition for Evoke software licenses invoiced in the current quarter. These sources of cash were offset by a reduction in accounts payable and accrued expenses of $0.5 million due to payments which were accrued at December 31, 2004, but paid during the current quarter, relating to $0.4 million of payroll and $0.1 million of other miscellaneous payments. The remaining use of cash relates to the losses generated by the Company during the current period. Cash based losses (net loss plus non cash expenses) were $1.7 million during the three months ended March 31, 2005.

      Cash used by investing activities was $20,000 during the three months ended March 31, 2005 was for the purchases of computer equipment for the Company.

      Cash provided by financing activities was $1.3 million during the three months ended March 31, 2005. $1.25 million was raised through the sale of Company common stock and $0.1 million was provided by the release of restricted cash, partially offset by principal payments on capital lease obligations.

      There are currently no material commitments for capital expenditures.

      The Company expects to incur costs, in 2005, of approximately $125,000 in order to improve its internal controls surrounding financial reporting and disclosure. No costs were incurred during the three months ended March 31, 2005.

      As of March 31, 2005 and December 31, 2004, the Company had accounts receivable due from LEC of approximately $0.8 million. There are no known collections problems with respect to LEC.

      For the three months ended March 31, 2005 and 2004, we invoiced LEC $1.1 million and $1.0 million, respectively, for the services of consultants subcontracted to LEC by us. We feel confident in the collectibility of these accounts receivable as the majority of its billing is derived from Fortune 100 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

      The Company has a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal, which was 5.75% as of March 31, 2005) plus 1%, and maturing in three years. We have no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0%
thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation.

      Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5.0 million to be used for acquisitions. We have no obligation to meet financial covenants under the $5.0 million secured convertible term note (See Note 9 to the Condensed Consolidated Financial Statements). This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus.

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

      As of March 31, 2005, approximately $3.8 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 6.75% as of March 31, 2005.

      On May 9, 2005, Laurus Master Fund, Ltd. elected to convert $1,000,000 of the principal amount outstanding under the minimum borrowing note dated August 16, 2004 into shares of common stock of the Company at a conversion price of $0.14 per share. As a result of this conversion, the Company issued 7,142,857 shares of common stock to Laurus. This conversion provided the Company with additional borrowing capacity under its line of credit.

      Under the Laurus agreement, the Company was obligated to ensure that the shares provided for issuance under the agreement were properly registered by December 19, 2004. As a result of the Company's Registration statement not being declared effective prior to this date, the Company is incurring liquidated damages to Laurus. As a result, the Company has accrued $254,000 for payment of these penalties through March 31, 2005.

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

      The following is a summary of the debt instruments outstanding as of March 31, 2005:

----------------------------------------------------------------------------------------------------------------------
Lender                             Type of facility             Outstanding as of March      Remaining Availability
                                                                31, 2005 (not including      (if applicable)
                                                                interest) (all numbers
                                                                approximate)

----------------------------------------------------------------------------------------------------------------------
Laurus Master Fund, Ltd.           Convertible Line of Credit   $3,800,000                   $0
----------------------------------------------------------------------------------------------------------------------
Laurus Master Fund, Ltd.           Convertible Term note        $4,251,000                   $0
----------------------------------------------------------------------------------------------------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $50,000                      $0
LLC
----------------------------------------------------------------------------------------------------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $850,000                     $0
III LLC
----------------------------------------------------------------------------------------------------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $100,000                     $0
IV LLC
----------------------------------------------------------------------------------------------------------------------
Taurus   Advisory   Group,    LLC  Convertible Promissory Note  $2,000,000                   $0
investors
----------------------------------------------------------------------------------------------------------------------
Scott Newman                       Promissory Note              $177,000                     $0
----------------------------------------------------------------------------------------------------------------------
Glenn Peipert                      Promissory Note              $123,000                     $0
----------------------------------------------------------------------------------------------------------------------
TOTAL                                                           $11,351,000                  $0
----------------------------------------------------------------------------------------------------------------------

      The Company had generated losses during 2004 and these losses have continued during the three months ended March 31, 2005. To that extent, the Company has experienced continued negative cash flow which created a liquidity issue for the Company during 2004. To address this issue, the following financings were effectuated:

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

      The Company has completed various financing transactions through the issuance of common stock, as well as the issuance of notes and warrants convertible into our common stock, while a registration statement was on file with the Securities and Exchange Commission but had not yet been declared effective. Those transactions were with the following entities:

        o        Taurus Advisory Group, LLC                  $ 4.0 million
        o        Laurus Master Fund, Ltd.                    $11.0 million
        o        Sands Brothers International Ltd.
                 (3 affiliated entities)                     $ 1.0 million

      Even though all stockholders, noteholders and warrantholders have been advised of their rights to rescind those financing transactions and they each have agreed to waive their rights to rescind those transactions, there is a remote possibility that each of those transactions could be reversed. In such an event, the Company could be adversely affected and may have an obligation to fund such rescissions.

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

      For further information, refer to the Company's 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB on April 13, 2005.

Item 3. Controls and Procedures

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

      At the same time as we continue our efforts to improve our internal control environment, management of the Company is still in the process of implementing the above procedures and controls, including review and evaluation, to mitigate recognized weaknesses specifically for the preparation of the financial statements for the periods covered by this Quarterly Report on Form 10-QSB. Management believes that these procedures and controls are not yet effective in ensuring the proper collection, evaluation and disclosure of the financial information for the periods covered by this. Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not yet effective at a reasonable assurance level as of the date of this Quarterly Report.

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

None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONVERSION SERVICES INTERNATIONAL, INC.

                                       By: /s/ Scott Newman
                                       -----------------------------------------
                                           Name: Scott Newman
                                           Title: President and Chief Executive
                                                  Officer
                                           (Principal Executive Officer and Duly
                                           Authorized Officer)

                                           May 19, 2005