Form 10KSB/A
period 2004-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-07-26
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Explanatory Note

         This Amendment No. 1 to this Annual Report on Form 10-KSB for the year ended December 31, 2004 was filed in order to clarify the restricted cash portion of the Company's August 2004 transaction with Laurus Master Fund, Ltd. ("Laurus"). In exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus established a $5.0 million account to be used only for acquisition targets identified by the Company that are approved by Laurus in Laurus' sole discretion.

         Parts 1 and 2 have been amended herein to reflect this change. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing. All information contained in this amendment and the original filing is subject to updating and supplementing as provided in periodic reports subsequent to the original filing date of this Form 10-KSB with the Securities and Exchange Commission.

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

Additionally, in exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has established a $5.0 million account to be used only for acquisition targets identified by us that are approved by Laurus in Laurus' sole discretion. There is a possibility that we may never make use of the funds in this account. We have no obligation to meet financial covenants under the $5.0 million secured convertible term note. This note is convertible into our common stock at a fixed conversion price of $0.14 per share. In the event that we issue common stock or derivatives convertible into our common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. We issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase
12.0 million shares of our common stock. The exercise price for the first 6.0 million shares acquired under the warrant is $0.29 per share, the exercise price for the next 3.0 million shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3.0 million shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 15, 2011. We paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance being provided to us by Laurus. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement. An early termination fee is due to Laurus in an amount equal to five percent (5%) of the total investment amount if such termination occurs prior to the first anniversary of the closing, four percent (4%) if such termination occurs after the first anniversary but prior to the second anniversary, and three percent (3%) if after the second anniversary.

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

         There is a high degree of competition among companies seeking to acquire interests in information technology service companies such as those we may target for acquisition. We are expected to continue to be an active participant in the business of seeking business relationships with, and acquisitions of interests in, such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately-held information technology service companies generally place greater emphasis than obtaining the management skills and networking services that we can provide. Even if we are able to compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted acquisitions. If we cannot acquire interests in attractive companies on reasonable terms, our strategy to build our business through acquisitions may be inhibited. Pursuant to a secured convertible term note dated August 16, 2004 with Laurus Master Fund, Ltd., as of April 8, 2005, the Company has approximately $4.3 million in restricted cash available that may be used for acquisition targets only upon the approval of Laurus in its sole discretion. There is a possibility that we may never make use of the funds in this account. As a result, our ability to fund acquisitions may be hindered further.

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

         In addition to the conditions described above for growing the Company's current business, the Company will continue to grow through acquisition. One of the Company's objectives is to make acquisitions of companies offering services complementary to the Company's lines of business will accelerate the Company's business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company's offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States. These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players, and the Company believes that the service industry as a whole is ready for consolidation. The Company will continue to aggressively pursue these firms, adding new geographies, areas of expertise and verticals to its current business. These acquisitions will likely be consummated with a combination of cash and stock. The Company has approximately $4.3 million to fund acquisitions via its financing transaction with Laurus Master Fund, Ltd. in which Laurus may release some or all of the $4.3 million for acquisition targets identified by us, but this approval remains in Laurus' sole discretion. Further, some of these acquisitions may hinge upon future financings.

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

         Additionally, in exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has established a $5.0 million account to be used only for acquisition targets identified by us that are approved by Laurus in Laurus' sole discretion. There is a possibility that we may never make use of the funds in this account. We have no obligation to meet financial covenants under the $5.0 million secured convertible term note. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. A portion of Laurus's revolving line of credit will be used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12.0 million shares of the Company's common stock. The exercise price for the first 6.0 million shares acquired under the warrant is $0.29 per share, the exercise price for the next 3.0 million shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3.0 million shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance provided to the Company by Laurus. As of December 31, 2004, $3.7 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 6.25% during December 2004. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement. As a result of the beneficial conversion feature, a discount on debt issued of $5.6 million was recorded and is being amortized to interest expense over the three year life of the debt agreement. An early termination fee is due to Laurus in an amount equal to five percent (5%) of the total investment amount if such termination occurs prior to the first anniversary of the closing, four percent (4%) if such termination occurs after the first anniversary but prior to the second anniversary, and three percent (3%) if after the second anniversary.

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

         10.7 Secured Convertible Minimum Borrowing Note, dated August 16, 2004 (filed as Exhibit 4.4 on Form 10-QSB on August 23, 2004).

         10.8 Secured Revolving Note, dated August 16, 2004 (filed as Exhibit
4.5 on Form 10-QSB on August 23, 2004).

         10.9 Secured Convertible Term Note, dated August 16, 2004 (filed as
Exhibit 4.6 on Form 10-QSB on August 23, 2004).

         10.10 Stock Pledge Agreement, dated August 16, 2004, among the Registrant and Laurus (filed as Exhibit 4.8 on Form 10-QSB on August 23, 2004).

         10.11 Restricted Account Agreement, dated August 16, 2004, among the Registrant, Laurus and North Fork Bank.*

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

         10.14 Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital IV LLC (filed as
Exhibit 10.3 on Form 8-K on September 27, 2004).

         10.15 Security Agreement, dated September 22, 2004, among the Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (filed as Exhibit 10.4 on Form 8-K on September 27, 2004).

         10.16 Subordination Agreement, dated September 22, 2004, among the Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC and Laurus Master Fund, Ltd. (filed as Exhibit 10.5 on Form 8-K on September 27, 2004).

         10.17 Advisory Agreement, dated September 22, 2004, among the Registrant and Sands Brothers International Limited (filed as Exhibit 10.6 on Form 8-K on September 27, 2004).

         10.18 Consulting Agreement with Morgan Stanley & Co., Incorporated (filed as Exhibit 10.18 on Form SB-2/A on January 19, 2005).

         10.19 Consulting Agreement with Cellco Partnership (now known as Verizon Wireless) (filed as Exhibit 10.19 on Form SB-2/A on January 19, 2005).

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

      Additionally, in exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has established a $5.0 million account to be used only for acquisition targets identified by us that are approved by Laurus in Laurus' sole discretion. There is a possibility that we may never make use of the funds in this account. We have no obligation to meet financial covenants under the $5,000,000 secured convertible term note (See Note 10 to the Consolidated Financial Statements). This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. A portion of Laurus's revolving line of credit will be used to pay off all outstanding borrowings from North Fork Bank. An early termination fee is due to Laurus in an amount equal to five percent (5%) of the total investment amount if such termination occurs prior to the first anniversary of the closing, four percent (4%) if such termination occurs after the first anniversary but prior to the second anniversary, and three percent (3%) if after the second anniversary.

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

Dated: July 25, 2005


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

Signature Title Date

/s/ Scott Newman                    President, Chief Executive                  July 25, 2005
----------------                    Officer and Chairman
Scott Newman

/s/ Mitchell Peipert                Vice President, Chief Financial
--------------------                Officer, Secretary and Treasurer            July 25, 2005
Mitchell Peipert

/s/ Glenn Peipert                   Executive Vice President, Chief
-----------------                   Operating Officer and Director              July 25, 2005
Glenn Peipert

/s/ Lawrence K. Reisman             Director                                    July 25, 2005
-----------------------
Lawrence K. Reisman

/s/ Joseph Santiso                  Director                                    July 25, 2005
-----------------------
Joseph Santiso