Form 10QSB/A
period 2005-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-07-26
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB/A

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

Explanatory Note

This Amendment No. 1 to this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 was filed in order to clarify the restricted cash portion of the Company's August 2004 transaction with Laurus Master Fund, Ltd. ("Laurus"). In exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus established a $5.0 million account to be used only for acquisition targets identified by the Company that are approved by Laurus in Laurus' sole discretion.

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

      Additionally, in exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has established a $5.0 million account to be used only for acquisition targets identified by us that are approved by Laurus in Laurus sole discretion. There is a possibility that we may never make use of the funds in this account. The Company has no obligation to meet financial covenants under the $5.0 million secured convertible term note (See Note 9 to the Condensed Consolidated Financial Statements). This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years.

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

      In addition to the conditions described above for growing the Company's current business, the Company will continue to grow through acquisition. One of the Company's objectives is to make acquisitions of companies offering services complementary to the Company's lines of business will accelerate the Company's business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company's offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States. These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players, and the Company believes that the service industry as a whole is ready for consolidation. The Company will continue to aggressively pursue these firms, adding new geographies, areas of expertise and verticals to its current business. These acquisitions will likely be consummated with a combination of cash and stock. Although the Company has approximately $4.3 million to fund acquisitions via its financing transaction with Laurus Master Fund, Ltd. approved by Laurus in its sole discretion, some of these acquisitions may hinge upon future financings. There is a possibility that we may never make use of the funds in this account.

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

      Additionally, in exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has established a $5.0 million account to be used only for acquisition targets identified by us that are approved by Laurus in Laurus sole discretion. There is a possibility that we may never make use of the funds in this account. We have no obligation to meet financial covenants under the $5.0 million secured convertible term note (See Note 9 to the Condensed Consolidated Financial Statements). This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years.

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

                                           July 25, 2005