Form 10QSB
period 2005-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-08-19
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                             ----------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From to

                Commission File Number 0-30420 [GRAPHIC OMITTED]

                             ----------------------


                     CONVERSION SERVICES INTERNATIONAL, INC.
         (Exact name of small business user as specified in its charter)

                             ----------------------


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

                             ----------------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 15, 2005, 811,403,459 shares of common stock, par value $0.001, were outstanding.

            Conversion Services International, Inc. and Subsidiaries
                                   Form 10-QSB

                                      Index


Part I. -- Financial Information                                            Page

Item  1. Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)........3

   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (restated) (unaudited)...........4

   Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (restated) (unaudited)...........5

   Notes to Condensed Consolidated Financial Statements (unaudited)............7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................24

Item 3.  Controls and Procedures..............................................36

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................39

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

ASSETS
CURRENT ASSETS
    Cash                                                                                 $     646,006
    Accounts receivable, net of allowance for doubtful accounts of $216,437                  4,305,995
    Accounts receivable from related parties; (Note 16)                                      1,060,053
    Prepaid expenses                                                                           376,813
                                                                                         -------------
        TOTAL CURRENT ASSETS                                                                 6,388,867
                                                                                         -------------

PROPERTY AND EQUIPMENT, at cost, net; (Note 3)                                                 539,702
                                                                                         -------------

OTHER ASSETS
    Restricted cash                                                                          4,327,295
    Goodwill                                                                                 4,690,972
    Intangible assets, net of accumulated amortization of $1,542,122; (Note 4)               2,996,116
    Deferred financing costs, net of accumulated amortization of $318,539; (Note 5)            574,770
    Discount on debt issued, net of accumulated amortization of $2,109,155; (Note 6)         5,681,155
    Equity investments                                                                         191,578
    Other assets                                                                               115,295
                                                                                         -------------
                                                                                            18,577,181
                                                                                         -------------

       Total Assets                                                                      $  25,505,750
                                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Line of credit; (Note 7)                                                             $   3,413,830
    Current portion of long-term debt                                                          133,527
    Accounts payable and accrued expenses                                                    3,189,132
    Note payable; (Note 8)                                                                     863,636
    Related party note payable; (Note 16)                                                    1,632,325
    Deferred revenue                                                                         1,759,205
                                                                                         -------------
       TOTAL CURRENT LIABILITIES                                                            10,991,655

LONG-TERM DEBT, net of current portion; (Note 9)                                             5,225,279

                                                                                         -------------
       Total Liabilities                                                                    16,216,934
                                                                                         -------------

MINORITY INTEREST                                                                               79,943
                                                                                         -------------

COMMITMENTS AND CONTINGENCIES; (Note 15)                                                            --

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 1,000,000,000 shares authorized;
       788,474,038 issued and outstanding                                                      788,474
    Additional paid in capital                                                              47,910,746
    Accumulated deficit                                                                    (39,494,387)
    Accumulated other comprehensive income                                                       4,040
                                                                                         -------------
       Total Stockholders' Equity                                                            9,208,873
                                                                                         -------------

       Total Liabilities and Stockholders' Equity                                        $  25,505,750
                                                                                         =============

See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended June 30,        Six months ended June 30,
                                                                 ------------------------------    ------------------------------
                                                                      2005            2004              2005            2004
                                                                 -------------    -------------    -------------    -------------
                                                                                    (Restated)                        (Restated)
REVENUE:
 Services                                                        $   5,417,199    $   5,516,838    $  10,432,492    $   9,751,309
 Related party services                                              1,075,235          870,667        2,171,637        1,840,554
 Software                                                              387,560          128,523          680,928          128,523
 Support and maintenance                                               496,003               --          928,008               --
 Other                                                                  30,250               --           65,720           57,679
                                                                 -------------    -------------    -------------    -------------
                                                                     7,406,247        6,516,028       14,278,785       11,778,065

COST OF REVENUE:
 Services                                                            3,860,470        3,658,907        7,389,066        6,732,147
 Related party services                                                923,596          718,978        1,935,454        1,475,602
 Software                                                               51,512            1,740           95,962            1,740
 Support and maintenance                                                13,068               --           26,136               --
 Other                                                                      --               --               --            9,436
                                                                 -------------    -------------    -------------    -------------
                                                                     4,848,646        4,379,625        9,446,618        8,218,925


                                                                 -------------    -------------    -------------    -------------
GROSS PROFIT                                                         2,557,601        2,136,403        4,832,167        3,559,140
                                                                 -------------    -------------    -------------    -------------

OPERATING EXPENSES
 Selling and marketing                                               1,566,764          785,943        3,093,987        1,367,368
 General and administrative                                          1,622,275        1,782,127        3,562,410        3,195,079
 Research and development                                              234,445               --          476,121               --
 Depreciation and amortization                                         503,906          102,108          935,362          152,352
                                                                 -------------    -------------    -------------    -------------

                                                                     3,927,390        2,670,178        8,067,880        4,714,799
                                                                 -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                                (1,369,789)        (533,775)      (3,235,713)      (1,155,659)
                                                                 -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
 Equity in income (losses) from investments                              3,393          (14,486)          46,685          (16,088)
 Other income (expense)                                                 (6,335)             455           (8,526)           7,006
 Interest income                                                        33,726            1,429           57,918            1,872
 Interest expense                                                   (1,952,241)        (772,228)      (3,317,095)        (804,781)
                                                                 -------------    -------------    -------------    -------------

                                                                    (1,921,457)        (784,830)      (3,221,018)        (811,991)
                                                                 -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES (BENEFIT) AND MINORITY INTEREST            (3,291,246)      (1,318,605)      (6,456,731)      (1,967,650)

INCOME TAXES (BENEFIT)                                                      --         (244,278)              --         (459,878)

                                                                 -------------    -------------    -------------    -------------
LOSS BEFORE MINORITY INTEREST                                       (3,291,246)      (1,074,327)      (6,456,731)      (1,507,772)

MINORITY INTEREST                                                       20,942               --           51,644               --

                                                                 -------------    -------------    -------------    -------------
NET LOSS                                                         $  (3,270,304)   $  (1,074,327)   $  (6,405,087)   $  (1,507,772)
                                                                 =============    =============    =============    =============

  Basic                                                          $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
  Diluted                                                        $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)

Weighted average shares used to compute net loss per share:
  Basic                                                            785,160,730      680,777,170      779,060,270      627,289,684
  Diluted                                                          785,160,730      680,777,170      779,060,270      627,289,684


See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six months ended June 30,
                                                                                     ----------------------------
                                                                                         2005            2004
                                                                                     ------------    ------------
                                                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (6,405,087)   $ (1,507,772)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                      112,611          43,652
       Amortizaton of intangible assets                                                   630,981         116,233
       Amortization of discount on debt                                                 1,873,265              --
       Amortization of warrants issued                                                    663,474              --
       Amortization of deferred financing costs                                           191,772              --
       Deferred taxes                                                                          --        (459,879)
       Compensation expense for stock options and stock issued                             20,994          89,000
       Non-cash beneficial conversion feature charge                                           --         666,667
       Allowance for doubtful accounts                                                      4,148          65,368
       Write-off deferred loan costs                                                           --          24,862
       Loss on disposal of equipment                                                           --          35,496
       (Income) loss from equity investments                                              (47,118)         16,088
       Minority interest                                                                  (51,644)             --
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                          36,379      (1,133,077)
       Increase in accounts receivable from related parties                              (278,953)             --
       Increase in prepaid expenses                                                       (67,354)        (63,339)
       Increase in cost in excess of billings                                                  --         (26,428)
       Increase in due from stockholders                                                       --          (2,731)
       (Increase) decrease in other assets                                               (101,876)         14,721
       Increase (decrease) in accounts payable and accrued expenses                      (588,811)        642,566
       Increase in deferred revenue                                                       431,983          49,244
                                                                                     ------------    ------------
           Net cash used in operating activities                                       (3,575,236)     (1,429,329)
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                                 (33,791)       (186,389)
    Investment in DeLeeuw Associates, net of cash acquired                                     --      (2,010,266)
    Investment in Evoke Software Corp., net of cash acquired                                   --         466,583
    Equity investment in Leading Edge Communications Corp.                                     --         (83,000)
                                                                                     ------------    ------------
           Net cash used in investing activities                                          (33,791)     (1,813,072)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft                                                                             --         (51,900)
    Net advances under line of credit                                                     680,427       2,041,125
    Line of credit repayment                                                                   --      (1,789,110)
    Proceeds from stockholder loans to the Company                                      1,367,914              --
    Proceeds from issuance of convertible line of credit notes                                 --       4,000,000
    Deferred loan costs in connection with line of credit                                      --         (30,534)
    Principal payments on long-term debt                                                       --        (657,882)
    Proceeds from sale of Company common stock                                          1,250,000              --
    Principal payments on capital lease obligations                                       (54,274)        (44,171)
    Principal payments on stockholder loans                                               (53,342)             --
    Restricted cash                                                                        25,457         (83,375)
                                                                                     ------------    ------------
       Net cash provided by financing activities                                        3,216,182       3,384,153
                                                                                     ------------    ------------

       Effect of exchange rate changes on cash and cash equivalents                        10,705              --

NET INCREASE (DECREASE) IN CASH                                                          (382,140)        141,752
CASH, beginning of period                                                               1,028,146         411,586
                                                                                     ------------    ------------

CASH, end of period                                                                  $    646,006    $    553,338
                                                                                     ============    ============

See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six months ended June 30,
                                                                  ---------------------------
                                                                      2005           2004
                                                                  ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                        $     91,636   $     60,046
    Cash paid for income taxes                                              --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    During the six months ended June 30, 2005 and 2004, the Company entered into various capital lease arrangements for computer and trade show equipment in the amount of $33,240 and $227,139, respectively.

    On March 4, 2004, the Company acquired DeLeeuw
    Associates, Inc. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

    Accounts receivable                                           $         --   $    975,000
    Approved vendor status (40 month life)                                  --        539,000
    Tradename (indefinite life)                                             --        722,000
    Goodwill                                                                --     15,844,000
    Other assets                                                            --         56,000
    Current liabilities                                                     --       (286,000)

    On June 28, 2004, the Company acquired substantially all of the assets and liabilities of Evoke Software
    Corporation. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date.
    The following assets and liabilities were obtained as a result of the acquisition.

    Customer contracts (Six year life)                            $         --   $  1,962,000
    Computer software (Three year life)                                     --      1,381,000
    Goodwill                                                                --     10,269,000
    Tradename (Indefinite life)                                             --        651,000
    Accounts receivable                                                     --        580,000
    Furniture and equipment                                                 --        184,000
    Cash                                                                    --        497,000
    Prepaid expenses                                                        --         78,000
    Other assets                                                            --         11,000
    Deferred revenue                                                        --     (1,254,000)
    Deferred compensation                                                   --       (443,000)
    Other liabilities                                                       --     (1,302,000)
    Minority interest                                                       --       (199,000)

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

      Conversion Services International, Inc., the registrant, was formerly known as LCS Group, Inc. (LCS). In January 2004, CSI merged with and into a wholly owned subsidiary of LCS. In connection with this transaction, among other things, LCS changed its name to "Conversion Services International, Inc."

      Basis of Presentation

      The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Doorways, Inc., DeLeeuw, Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp. and now known as CSI Sub Corp. II (DE)), LEC Corporation of NJ and CSI Sub Corp. (DE). All
intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method.

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

Software

      Revenue from software licensing and maintenance and support is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Evoke software is delivered by the Company either directly to the customer or to a distributor on an order by order basis. The software is not sold with any right of return privileges and, as a result, a returns reserve is not applicable. The Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9, "Modification of SOP No. 97-2 with Respect to

Certain Transactions." The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the price when sold separately. Vendor-specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company's customers when maintenance is sold separately (i.e. the prices paid by customers in connection with renewals).

      See Note 19 to the Condensed Consolidated Financial Statements for further discussion on the Evoke Software business.

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

      Research and development costs

      The Company incurs research and development costs related to software upgrades and the development of new versions of its Evoke Axio software product. Research and development costs are charged to expense as incurred. Such costs amounted to $234,445 and $476,121 during the three and six months ended June 30, 2005, respectively.

      Accounts receivable

      The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable  and  adjusts  the  allowance  for  doubtful  accounts,  when  deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions.

      Property and equipment

      Property and equipment are stated at cost and includes equipment held under capital lease arrangements. Depreciation, which includes amortization of leasehold improvements, is computed principally by an accelerated method and is based on the estimated useful lives of the various assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the assets estimated useful life or the remaining lease term on a straight-line basis. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

      The Company follows EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the three months ended June 30, 2004, the Company granted 650,000 stock options to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recording the fair value of these options as expense over the three year vesting period of the options. Compensation expense of $5,200 and $21,000 and $1,875 and $1,875 was included in the reported results for the three and six months ended June 30, 2005 and 2004, respectively.

      Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated below:

                                                    Three months ended June 30,        Six months ended June 30,
                                                  ------------------------------    ------------------------------
                                                       2005           2004               2005             2004
                                                  -------------    -------------    -------------    -------------
Net loss:
     As reported                                  $  (3,270,304)   $  (1,074,327)   $  (6,405,087)   $  (1,507,772)
     Less: Compensation expense per SFAS 123            (40,299)          (6,231)        (422,944)          (6,231)
                                                  -------------    -------------    -------------    -------------
     Pro forma                                    $  (3,310,603)   $  (1,080,558)   $  (6,828,031)   $  (1,514,003)
                                                  =============    =============    =============    =============

Net loss per share:
     As reported
         Basic                                    $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
         Diluted                                          (0.00)   $       (0.00)           (0.01)   $       (0.01)
     Pro forma
         Basic                                    $       (0.00)           (0.00)   $       (0.01)           (0.00)
         Diluted                                          (0.00)           (0.00)           (0.01)           (0.00)
                                                  =============    =============    =============    =============

      There were no options granted prior to 2004 or during the six month period ended June 30, 2005. The per share weighted average fair value of stock options granted during 2004 was $0.16 per share on the date of grant using the
Black-Scholes option-pricing model with the following weighted average assumptions:

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

      Concentrations of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2005, two customers, LEC, a related party, and Bank of America comprised approximately 31.9% of the Company's accounts receivable balance.

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

      Derivatives

      The Company accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. At June 30, 2005, the Company had not entered into any transactions which were considered hedges under SFAS 133. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

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

Note 2: Recent Pronouncements

      In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No.
04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either
"kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Company does not believe that the adoption of EITF 04-5 will have a material effect on the consolidated results of operations

      The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The Company does not expect any impact on its financial position or results of operations as a result of its adoption of FIN 46(R)-5 in the second quarter of 2005.

      The FASB issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in March 2005. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The statement clarifies the term "conditional asset retirement obligation" as used in FASB 143. The Company believes that it is already in compliance with the statement and does not expect any impact on financial position or results of operations when adopted.

      The FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), in December 2004; it replaces SFAS 123, and supersedes APB 25. Under SFAS 123(R), companies would have been required to implement the standard as of the beginning of the first interim reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that amends the compliance dates and allows companies to implement SFAS 123(R) beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123(R) in its fiscal year beginning January 1, 2006.

      The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to the Company's common stock market price on the date of the grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. The Company intends to expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method will require expense to be recognized for stock options over their respective remaining vesting periods. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R). The Company is evaluating the impact of its adoption of SFAS 123(R) on its results of operations and financial position. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

      The FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 is effective, and will be adopted, for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to require current period recognition of abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption is not expected to have a material effect on the Company's financial position or results of operations.

      The FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 is effective, and will be adopted, for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 eliminates the exception for fair value treatment of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

      The FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

Note 3 - Property and equipment

Property and equipment consisted of the following:

                                                              June 30,
                                                                2005
                                                         -----------------

Computer equipment                                               $ 993,240
Furniture and fixtures                                             221,282
Leasehold improvements                                             221,219
                                                         ------------------
                                                                 1,435,741
Accumulated depreciation                                          (896,039)
                                                         -----------------

                                                         $         539,702
                                                         =================

Depreciation and amortization expense related to property and equipment totaled $57,000 and $112,600 and $27,000 and $43,700 for the three and six months ended June 30, 2005 and 2004, respectively.

Note 4 - Intangible assets

Intangibles acquired have been assigned as follows:

                                                            June 30,        Amortization
                                                              2005             period
                                                          ------------------------------
Customer contracts                                        $    1,876,424     5 - 6 years
Approved vendor status                                           538,814      40 months
Computer software                                              1,381,000       3 years
Tradename                                                        722,000      Indefinite
Proprietary rights and rights to the name of Scosys, Inc.         20,000      Indefinite
                                                          --------------
                                                               4,538,238
Accumulated amortization                                      (1,542,122)
                                                          --------------

                                                          $    2,996,116
                                                          ==============

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

                                                                           Amortization of
                                                                          Intangible assets
                                                                         -------------------
                                                                   2006  $           812,293
                                                                   2007              925,603
                                                                   2008              362,776
                                                                   2009              103,832
                                                                   2010               49,612
                                                             Thereafter                   --
                                                                         -------------------
                                                                         $         2,254,116
                                                                         ===================

Note 5 - Deferred financing costs

      The Company has incurred and capitalized financing costs in connection with two financing transactions consummated during 2004. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

                                June 30, 2005
                               ---------------

Laurus Master Fund             $       766,270
Sands Brothers                         127,039
                               ----------------
                               $       893,309
Accumulated amortization              (318,539)
                               ---------------
                               $       574,770
                               ===============

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

                                     June 30, 2005   Amortization period
                                ----------------------------------------

Laurus Master Fund              $       5,835,765        3 years
Sands Brothers                            454,545         1 year
Taurus Advisory Group                   1,500,000        5 years
                                -----------------
                                        7,790,310
Accumulated amortization               (2,109,155)
                                -----------------
                                $       5,681,155
                                =================

In May 2005, Laurus Master Fund exercised an option to convert $1,000,000 of debt into equity of the Company and the Company issued 7,142,857 shares of Company common stock to Laurus. As a result of this transaction, $514,286 of the discount on debt established in August 2004 was charged to interest expense and a new discount on debt was established for $899,850 which will be amortized to interest expense on a monthly basis from May 2005 to August 2007.

Note 7 - Line of credit

      The Company has a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal, which was 6.0% as of June 30, 2005) plus 1%, and maturing in three years. We have no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0%
thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation.

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

      As of June 30, 2005, approximately $3.4 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 7.0% as of June 30, 2005. During May 2005, Laurus exercised their option to convert $1,000,000 of debt borrowed by the Company under the minimum borrowing note into common stock of the Company at an exercise price of $0.14 per share. As a result of this exercise, the Company issued 7,142,857 shares of common stock to Laurus. This conversion provided the Company with the ability to borrow an additional $1,000,000 under the revolving line of credit.

      Under the Laurus agreement, the Company was obligated to ensure that the shares provided for issuance under the agreement were properly registered by December 19, 2004. As a result of the Company's Registration statement not being declared effective prior to this date, and not being effective as of March 31, 2005, the Company is incurring liquidated damages to Laurus. As a result, the Company has accrued $0.44 million for payment of these penalties through June 30, 2005.

       See Note 19 to the Condensed Consolidated Financial Statements for further discussion of the Laurus transaction.

Note 8 - Notes Payable

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

Note 9 - Long term debt

                                                                                     June 30,
                                                                                       2005
                                                                                -------------------
Secured  convertible  term note with a maturity date of
August 16, 2007 unless  converted  into common stock at
the note holder's option.  The initial conversion price
is $0.14 per share. Interest accrues at a rate of prime
plus one  percent.  As of June 30,  2005,  the interest
rate on this note was 7.0%. See note 7 - Line of credit
and  note  19  -   subsequent   events,   for   further
description of this transaction.                                                $         5,000,000

Convertible line of credit note with a maturity date of
June 6, 2009 unless  converted into common stock at the
Company or the note holder's  option.  Interest accrues
at 7% per  annum.  The  original  conversion  price  to
shares of common  stock is equal to 75% of the  average
trading  price  for the  prior  ten  trading  days.  In
September  2004,  the price  was  reset to  $0.105  per
share.  A  warrant  to  purchase  4,166,666  shares  of
Company  common  stock was also  issued.  The  exercise
price of the warrant is $0.14 per share and the warrant
expires on June 6, 2009.  An allocation of the relative
fair value of the warrant and the debt  instrument  was
performed.  The relative  fair value of the warrant was
determined  to be $500,000  and is being  amortized  to
interest  expense over the life of the note. A discount
on debt issued of $1,500,000  was recorded in September
2004 based on the reset conversion terms.                                                 2,000,000

Notes payable under capital lease  obligations  payable
to various  finance  companies for equipment at varying
rates of  interest,  ranging from 18% to 32% as of June
30, 2005, and have maturity dates through 2008.                                             196,332
                                                                                -------------------
                                                                                          7,196,332

Relative  fair values  ascribed to warrants  associated
with the above debt  agreements.  This  amount is being
accreted  to the debt  instrument  over the term of the
related debt agreements, which range from three to five
years.                                                                                   (1,837,526)

Subtotal                                                                        -------------------
                                                                                          5,358,806
Less:  Current  portion of  long-term  debt,  including
obligations under capital leases of $133,527.                                              (133,527)
                                                                                 ------------------

                                                                                        $ 5,225,279
                                                                                 ==================
Future annual payments of long-term debt is as follows:

                           Years Ending June 30,
                           ---------------------
                                    2006                                        $           133,527
                                    2007                                                  5,052,035
                                    2008                                                     10,770
                                    2009                                                  2,000,000
                                                                                -------------------
                                                                                $         7,196,332
                                                                                ===================

      Obligations under Capital Leases

      The  Company   has  entered   into   various   capital   leases  that  are
collateralized by computer equipment and a trade show booth with an original cost of approximately $387,862.

      The following schedule lists future minimum lease payments under the capital leases with their present value as of June 30, 2005:

         Years Ending June 30,
         ---------------------
                 2006                                      $ 161,997
                 2007                                         57,746
                 2008                                         11,243

                                                   -----------------
                                                             230,986
  Less: Amount representing interest                         (34,654)
                                                   -----------------

                                                   $         196,332
                                                   =================

      During the three and six months ended June 30, 2005 and 2004, the Company recorded depreciation expense related to equipment under capital leases of approximately $26,000 and $51,100 and $4,700 and $9,400, respectively.

Note 10 - Income Taxes

      The Company's provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $13.7 million for the six months ended June 30, 2005. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized. As of June 30, 2004, the Company had recorded a deferred tax asset of $687,576.

      During 2005, the Company's effective tax rate is estimated to be approximately 40%. This rate is based upon the statutory federal income tax rate of 34% plus a blended rate for the various states in which the Company incurs income tax liabilities, net of the federal income tax benefit for state taxes paid, of 6%.

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

      The following summarizes the stock option transactions under the 2003 Plan during 2005:

                                                 Shares           Weighted average
                                           ------------------    ------------------
Options outstanding at December 31, 2004           41,265,981    $             0.15
Options granted                                            --                    --
Options exercised                                          --                    --
Options canceled                                   (4,765,000)                 0.18
                                           ------------------    ------------------
Options outstanding at June 30, 2005               36,500,981    $             0.15
                                           ==================    ==================


      The following table summarizes information concerning outstanding and exercisable Company common stock options at June 30, 2005:

  Range of exercise      Options    Weighted    Weighted average   Options exercisable  Weighted
------------------------------------------------------------------------------------------------
$0.055                  8,900,981    $  0.055         9.3              8,900,981        $ 0.055
$0.165 - $0.23         27,600,000       0.180         8.9              9,758,325          0.176

                       ----------                                     ----------
                       36,500,981                                     18,659,306
                       ==========                                     ==========

Note 13 - Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      Basic and diluted  loss per share were  determined  as  follows:

                                                               For the three months ended           For the six months ended
                                                                        June 30,                            June 30,
                                                              ------------------------------    ------------------------------
                                                                   2005             2004              2005            2005
                                                              -------------    -------------    -------------    -------------
                                                                                 (Restated)                        (Restated)
Net loss available for common stockholders (A)                $  (3,270,304)   $  (1,074,327)   $  (6,405,087)   $  (1,507,772)
Weighted average outstanding shares of common stock (B)         785,160,730      680,777,170      779,060,270      627,289,684
Common stock and common stock equivalents (C)                   785,160,730      680,777,170      779,060,270      627,289,684

Loss per share:
    Basic (A/B)                                               $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                                              =============    =============    =============    =============
    Diluted (A/C)                                             $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                                              =============    =============    =============    =============

      For the three and six months ended June 30, 2005, 36,500,981 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 22,166,666 warrants which were issued on June 7, 2004, August 16, 2004 and September 22, 2004 were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2005 because the effect was antidilutive.

      Note 14 - Major Customers

      During the three and six months ended June 30, 2005, the Company had sales to two major customers, LEC, a related party (14.5% and 15.2%), which totaled approximately $1,075,235 and $2,171,637 and Bank of America (22.6% and 23.5%), which totaled approximately $1,674,341 and $3,351,779, respectively. Amounts due from LEC were approximately $1,060,000 and from Bank of America were approximately $651,000 at June 30, 2005. As of June 30, 2005, LEC and Bank of America accounted for approximately 19.8% and 12.1% of the Company's accounts receivable balance, respectively.

      During the three months ended June 30, 2004, the Company had sales to three major customers; LEC, a related party (10.5%), which totaled approximately $870,667; Bank of America (18.9%), which totaled approximately $1,130,000; and Pfizer (13.0%), which totaled approximately $775,300. Amounts due from LEC, and included in accounts receivable, were approximately $703,000 (16.0% of the accounts receivable balance) at June 30, 2004. Additionally, amounts due from Bank of America, and included in accounts receivable, were approximately $422,000 (9.6% of the accounts receivable balance) at June 30, 2004 and amounts due from Pfizer, and included in accounts receivable, were approximately $528,000 (12.0% of the accounts receivable balance) at June 30, 2004.

      During the six months ended June 30, 2004, the Company had sales to two major customers; LEC, a related party (15.6%), which totaled approximately $1,840,554 and Bank of America (14.2%), which totaled approximately $1,676,000.

Note 15 - Commitments and Contingencies

      Legal Proceedings

      On June 29, 2004, Viant Capital LLC commenced legal action against the Company in the United States District Court for the Southern District of New York. Through an agreement with Viant, Viant had the exclusive right to obtain private equity transactions on behalf of the Company from February 18 to May 17, 2004. Viant alleged that it is owed a fee of approximately $450,000 relating to the Company's loan from a private investor in May 2004. Management believed that this loan did not qualify as a private equity transaction. This suit was settled on April 28, 2005 for an immaterial amount.

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

      Rent expense, including automobile rentals, totaled approximately $196,000 and $401,000 and $94,000 and $200,000 for the three and six months ended June 30, 2005 and 2004, respectively.

      The Company is committed under several operating leases for automobiles that expire during 2007.

      Future minimum lease payments due under all operating lease agreements as of June 30, 2005 are as follows:

Years Ending June 30,     Office       Automobiles       Total
---------------------   ----------      ----------     ----------

      2006                 658,578          53,589        712,167
      2007                 327,736          37,786        365,522
      2008                 299,580           2,120        301,700
      2009                 299,580              --        299,580
      2010                 299,580              --        299,580
   Thereafter              149,790              --        149,790
                        ----------      ----------     ----------
                        $2,034,844      $   93,495     $2,128,339
                        ==========      ==========     ==========

Note 16 - Related Party Transactions

      For the three and six months ended June 30, 2005 and 2004, the Company invoiced LEC $1,075,235 and $2,171,637 and $870,667 and $1,840,554,
respectively, for the services of consultants subcontracted to LEC by the Company. As of June 30, 2005 and 2004, the Company had accounts receivable due from LEC of approximately $1,060,000 and $786,232, respectively. There are no known collections problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. The Company feels confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 1000 clients.

      On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell will receive an aggregate amount of $250,000 as compensation for services provided to the Company. As of June 30, 2005, an aggregate amount of $225,000 has been paid to Dr. Mitchell for services provided under this consulting agreement.

      Between December 14, 2004 and June 30, 2005, Scott Newman, our President, Chief Executive Officer and Chairman, and Glenn Peipert, our Executive Vice President, Chief Operating Officer and Director, have loaned the Company funds on an unsecured basis. These loans by Mr. Newman and Mr. Peipert each originally accrued interest at a simple rate of 3% per annum, and each has a term expiring on January 1, 2006. On June 16, 2005, the Company's board of directors approved an increase in the interest rate payable to Messrs. Newman and Peipert for outstanding loans made by them to the Company from the current 3% per annum to 8% per annum. All new loans to the Company will also bear interest at 8% per annum. As of June 30, 2005, approximately $639,250 and $993,075 remained outstanding to Messrs. Newman and Peipert, respectively.

      As of March 30, 2005, Messrs. Newman, Peipert and Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through May 1, 2006, to the extent necessary, up to a maximum amount of $2.5 million. Mr. Newman personally guaranties up to $1.4 million, Mr. Peipert guaranties up to $0.7 million and Mr. DeLeeuw personally guaranties $0.4 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company originally provided for interest at 3% per annum, however, on June 16, 2005, the Company's Board of Directors approved an increase in the interest rate payable to the shareholder's to 8% per annum.

      As of June 13, 2005, Messrs. Newman and Peipert have agreed to personally support our cash requirements to enable us to fulfill our obligations through July 1, 2006, to the extent necessary, up to a maximum amount of $1.5 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman and Peipert have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances from any of these officers. Any loan by Messrs. Newman and Peipert to the Company would bear interest at 8% per annum. This amount is in addition to the amounts pledged on the March 30, 2005 support agreement.

Note 17 - Segment Information

      The Company has two reportable segments: services and software, which includes support and maintenance. The services segment includes the Company's information technology services offerings in the following areas: data warehousing, business intelligence, management consulting and professional services to its customers principally located in the northeastern United States. The Company's acquisitions the assets of Scosys, Inc., DeLeeuw Associates, Inc. and the equity adjustment related to its equity investment in Leading Edge Communications Corporation have all been included in the services business segment. The Company maintains offices for its services business in East Hanover, New Jersey and Charlotte, North Carolina.

      The software segment resulted from the Company's acquisition of substantially all the assets of Evoke Software Corporation ("Evoke") on June 28, 2004. Evoke is a provider of data discovery, profiling and quality management software. Evoke's headquarters are in East Hanover, New Jersey and it maintains development offices in Austin, Texas and Denver, Colorado. Additionally, Evoke has sales offices in England and Germany. See Note 19 to the Notes to the Condensed Consolidated Financial Statements for further discussion regarding this segment.

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

      The Company considers reportable segments as business units that offer different products and are managed separately.

                                                             As of and for the three months ended June 30,
                                       ----------------------------------------------------------------------------------------
                                                           2005                                          2004
                                       --------------------------------------------    ----------------------------------------
                                         Services        Software     Consolidated        Services      Software    Consolidated
                                       ------------    ------------    ------------    ------------    ---------   ------------
                                                                                         (Restated)                  (Restated)
Net revenues from external customers   $  6,583,837    $    822,410    $  7,406,247    $  6,516,028    $      --   $  6,516,028
Segment net loss                         (2,197,570)     (1,072,734)     (3,270,304)     (1,074,327)          --     (1,074,327)
Interest income                              33,726              --          33,726           1,429           --          1,429
Interest expense                          1,467,723         484,518       1,952,241         772,228           --        772,228
Depreciation and amortization               193,657         310,249         503,906         102,108           --        102,108

Total segment assets                     24,266,448       1,239,302      25,505,750      40,569,279           --     40,569,279

                                                                As of and for the six months ended June 30,
                                       ----------------------------------------------------------------------------------------
                                                           2005                                          2004
                                       --------------------------------------------    ----------------------------------------
                                        Services         Software      Consolidated      Services      Software    Consolidated
                                       ------------    ------------    ------------    ------------    ---------   ------------
                                                                                        (Restated)                  (Restated)

Net revenues from external customers   $ 12,828,952    $  1,449,833    $ 14,278,785    $ 11,778,065    $      --   $ 11,778,065
Segment net loss                         (5,456,301)       (948,786)     (6,405,087)     (1,507,772)          --     (1,507,772)
Interest income                              57,918              --          57,918           1,872           --          1,872
Interest expense                          1,493,480         823,255       3,317,095         804,781           --        804,781
Depreciation and amortization               386,486         548,876         935,362         152,352           --        152,352

Total segment assets                     24,266,448       1,239,302      25,505,750      40,569,279           --     40,569,279

Geographic Information

                                                 For the three months ended        For the six months ended
                                                         June 30,                          June 30,
                                              -------------------------------   -------------------------------
                                                  2005              2004            2005              2004
                                              --------------   --------------   --------------   --------------
Revenues:
     United States                            $    7,257,330   $    6,516,028   $   13,997,696   $   11,778,065
     International                                   148,917               --          281,089               --
                                              --------------   --------------   --------------   --------------
                                              $    7,406,247   $    6,516,028   $   14,278,785   $   11,778,065
                                              ==============   ==============   ==============   ==============

                                                      As of June 30,
                                              -------------------------------
                                                   2005             2004
                                              --------------   --------------

Long-lived assets:
     United States                            $      538,432               --
     International                                     1,270               --
                                              --------------   --------------
                                              $      539,702   $           --
                                              ==============   ==============

Note 18 - Pro Forma Results of Operations

The following unaudited statement of income reflects the pro-forma consolidated results of Conversion Services International, Inc., DeLeeuw Associates, LLC and Evoke Software Corporation for the six months ended June 30, 2004 as if the entities had been consolidated for the entire six month period.

                                       For the six months ended
                                            June 30, 2004
                                         --------------------

Revenues                                  $   15,252,681
Net Loss                                  $   (2,825,907)
Net Loss per share                        $        (0.00)

Note 19 - Subsequent Events

      In July 2005, the Company obtained two $250,000 short-term loans from a third-party investor. Both loans bear interest at 8% per annum. The first loan is dated July 6, 2005 and matures on September 6, 2005. The second loan is dated July 22, 2005 and matures on September 22, 2005.

      On July 18, 2005, the Company completed the sale of substantially all of the assets Evoke and received aggregate consideration of $645,000 cash, the assumption by Similarity Systems and Similarity Vector Technologies, Ltd. of certain liabilities, 821,053 shares which are issuable by Similarity subject to the Company's satisfactory completion of certain post-closing obligations, and an earnout in an amount equal to 13% of certain Similarity revenues. The maximum earnout consideration to which the Company is entitled under this agreement is $1,400,000 and would be received over a three year period. CSI changed the name of its "Evoke Software Corporation" subsidiary to "CSI Sub Corp II (DE)" in August 2005. Also in July 2005, the Company issued 4,293,058 shares of Company common stock to former Evoke employees and stockholders in accordance with the June 2004 Evoke acquisition agreement.

      On July 22, 2005, the Company entered into (and simultaneously consummated) a merger agreement with McKnight Associates. In consideration of this merger agreement, the Company paid the following consideration: $672,000 in cash, the commitment to pay an additional $250,000, in cash, in January 2006, the issuance of 13,636,363 shares of the Company common stock which was valued on the closing date at $1,500,000, plus the assumption of substantially all of the liabilities of McKnight.

      On July 29, 2005 the Company, entered into (and simultaneously consummated) an agreement and plan of merger (the "Agreement") with ISI Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), Integrated Strategies, Inc., a Delaware corporation ("ISI"), ISI Consulting, LLC, a Delaware limited liability company ("LLC"), and Adam and Larry Hock, individual majority stockholders and members of ISI and LLC, respectively (the "Majority Stockholders"). Pursuant to the Agreement, ISI and LLC merged with and into Merger Sub and the Company and Merger Sub paid the following consideration: $2,050,000 in cash (reduced by certain amounts), the issuance by Merger Sub of a promissory note in the amount of $580,000 (which was reduced). The issuance by the Company of a subordinated promissory note in the amount of $165,000, and the assumption of substantially all the liabilities of ISI and LLC. The Agreement also provides for the commitment, subject to certain revenue and profit thresholds (as described in the Agreement), to pay additional cash and issue shares of the Company common stock. On August 1, 2005, Merger Sub changed its name to Integrated Strategies, Inc.

      On July 28, 2005, the Company entered into an amendment to the Securities Purchase Agreement dated August 16, 2004 between the Company and Laurus Master Fund ("Laurus"). Pursuant to the amendment, the Company released $4,327,295.08 (the "Funds") to Laurus, which was being held in the Restricted Account (which was available to the Company for acquisitions) and issued an amended and restated convertible note in the principal amount of $749,000 (the amount that was funded through this facility as described in Note 7 to the Condensed Consolidated Financial Statements). In satisfaction of the balance of the Accrued Interest ($184,403) and any liquidated damages to which it was entitled pursuant the Registration Rights Agreement entered into in August 2004, the Company issued an option to purchase 5,000,000 shares of the Company's common stock at a purchase price of $.001 per share. Laurus exercised the option to purchase Company stock on August 1, 2005. Laurus also agreed to extend the required filing date and effective date of the Registration Statement.

      The Company also issued an amended and restated convertible secured revolving note in the principal amount of $4,500,000 in favor of Laurus which amended the $4 Million Revolving Note described in Note 7 to the Notes to the Condensed Consolidated Financial Statements. In connection with this note, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus made a loan to the Company in excess of the amount available using the Company accounts receivable as collateral in the principal amount of $2,700,000. The Company also entered into an agreement which reaffirms and ratifies its obligations to Laurus in connection with a Master Security Agreement, a Stock Pledge Agreement and Security Agreement, each of which were entered into in August 2004. Pursuant to this agreement, the Company agreed to cause ISI Merger Corp. within 5 days of the date of its acquisition by the Company, and McKnight Associates (also recently acquired by the Company) to execute a Joinder Agreement, pursuant to which ISI Merger Corp. and McKnight Associates will agree to become a party to a Subsidiary Guaranty and the Security Agreements. The Company utilized a portion of the $2,700,000 which was advanced to it by Laurus to acquire Integrated Strategies, Inc. and ISI Consulting, LLC. As a result of the restructuring of the Laurus debt, the Company expects to record charges in the September 2005 quarter to write off the unamortized discount on debt originally recorded in August 2004. Since the revolving line of credit is still convertible into equity of the Company under the new arrangement, the Company may need to record additional discount on debt pertaining to the new transactions for the quarter ended September 2005.

      On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company's failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company's failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiff's are seeking unspecified compensatory damages, punitive damages, fees and other costs. Management believes this suit to be without merit and intends to vigorously defend the Company against this action.

      On August 8, 2005, the stockholders of the Company approved an amendment of the Company's Certificate of Incorporation to effect a reverse split of the Company's issued and outstanding common stock, par value $0.001 per share, of between a one-for-ten and a one-for-fifty reverse stock split in the discretion of the Board of Directors and to reduce the amount of the Company's authorized Common Stock from one billion to between twenty million and one hundred million, in the discretion of the Board of Directors.

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

      Conversion Services International, Inc. provides professional services to the Global 2000 as well as mid-market clientele relating to strategic consulting, data warehousing, business intelligence and data management. This software is a tool that is used to identify problems with company data prior to being transferred into a data warehouse. The Company's services based clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although it has clients in other industries as well. The Company's clients are primarily located in the northeastern United States. The Company delivers value to its clients, utilizing a combination of business acumen, technical proficiency, experience and a proven set of "best practices" methodologies to deliver cost effective services. The Company is committed to being a leader in data warehousing and business intelligence consulting, enabling it to be a valuable asset and trusted advisor to its customers.

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

Category of Services             Percentage of Revenues for the three months          Percentage of Revenues for the six months
                                               ended June 30,                                      ended June 30,

                                       2005                  2004                          2005                          2004
                                ---------------------------------------------       --------------------------------------------
Strategic Consulting                   31.0%                 19.2%                        31.7%                         13.8%
Business Intelligence                  18.8%                 29.4%                        21.0%                         25.2%
Data Warehousing                       22.1%                 24.9%                        20.5%                         31.4%
Data Management                        15.8%                 26.5%                        15.0%                         29.6%
Software & Support                     11.9%                  0.0%                        11.3%                          0.0%
Other                                   0.4%                  0.0%                         0.5%                          0.0%

      Strategic consulting revenues were 31.0% and 31.7% of total revenues for the three and six months ended June 30, 2005, increasing by 11.8% points and 17.9% points as compared to 19.2% and 13.8% of total revenues for the comparable prior year periods. During March 2004, the Company acquired DeLeeuw Associates, whose revenue base is entirely in the strategic consulting category of services and comprises CSI's entire revenue base in this line of business. For the three and six months ended June 30, 2005, DeLeeuw revenues were $2.3 million and $4.5 million, respectively, as compared to $1.3 million and $1.6 million for the three and six months ended June 30, 2004, representing an increase of $1.0 million and $2.9 million, respectively. The increase is mostly attributable to the doubling of revenues at DeLeeuw's largest client, which represented a $1.6 million increase in billings for the six months ended June 30, 2005 and the addition of a new client that produced $0.7 million in revenues for that period.

      The Deleeuw Associates acquisition increased the Company's revenue base and, as a result, the percentage of revenues contributed by each of the other services categories were impacted by the increased overall revenues in the strategic consulting category. The Company intends to continue to focus on increasing revenues in the strategic consulting, business intelligence and data warehousing lines of business during 2005 and is de-emphasizing the data management line of business since this category is less profitable to the Company than the other service categories. The software line of business was sold by the Company on July 18, 2005.

      Business intelligence service revenues were 18.8% and 21.0% of total revenues for the three and six months ended June 30, 2005, decreasing by 10.6% points and 4.2% points as compared to 29.4% and 25.2% of total revenues for the comparable prior year periods. On an absolute dollar basis, business intelligence revenues decreased by $0.5 million for the three months ended June 30, 2005 and remained unchanged for the six months ended June 30, 2005 as compared to the prior year. This decrease is primarily attributable to a 25.2% decrease in billable hours in this line of business partially offset by an increase in average billing rates of 11.3% for the three and six months ended June 30, 2005 versus the prior period, respectively.

      Data warehousing revenues were 22.1% and 20.5% of total revenues for the three and six months ended June 30, 2005, decreasing by 2.8% points and 10.9% points as compared to 24.9% and 31.4% of total revenues for the comparable prior year periods. On an absolute dollar basis, data warehousing revenues were unchanged for the three months ended June 30, 2005 and decreased by $0.7 million for the six months ended June 30, 2005 as compared to the prior year. This decrease for the six months ended June 30, 2005 is primarily attributable to an 23.3% decrease in average billing rates in this line of business partially offset by a 15.2% increase in billable hours for the period versus the same period in the prior year.

      Data management revenues were 15.8% and 15.0% of total revenues for the three and six months ended June 30, 2005, decreasing by 10.7% points and 14.6% points as compared to 26.5% and 29.6% of total revenues for the comparable prior year period. This category of services is less profitable to the Company than the other service categories and, as a result, is being de-emphasized and the Company's resources are being focused on the more profitable service categories.

      Software and support and maintenance revenues increased from zero for the three and six months ended June 30, 2004 to 11.9% and 11.3% of revenues for the three and six months ended June 30, 2005, respectively. This is attributable to revenues from licensing and support for the Evoke Axio Software which was acquired by the Company in June 2004 (and subsequently sold on July 18, 2005).

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

      As the Company continues to see increases in client spending and improvements in economic conditions, it will continue to focus on a variety of growth initiatives in order to improve its market share and increase revenue. Moreover, as the Company achieves top line growth, the Company will concentrate its efforts on improving margins and driving earnings to the bottom line. The Company intends to improve margins by limiting its use of outside consultants, complementing its service offerings with higher level management consulting opportunities, and continuously evaluating the size of its workforce in order to balance the Company's skill base with the market demand for services.

      In addition to the conditions described above for growing the Company's current business, the Company will continue to grow through acquisition. One of the Company's objectives is to make acquisitions of companies offering services complementary to the Company's lines of business which will accelerate the
Company's business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company's offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States. These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players, and the Company believes that the service industry as a whole is ready for consolidation. The Company will continue to aggressively pursue these firms, adding new geographies, areas of expertise and verticals to its current business. These acquisitions will likely be consummated with a combination of cash and stock. Some of these acquisitions may hinge upon future financings.

      During the three and six month periods ended June 30, 2005, two of the Company's clients, LEC, a related party, accounted for approximately 14.5% and 15.2% and Bank of America accounted for approximately 22.6% and 23.5% of total revenues, respectively. For the three months ended June 30, 2004, three of our clients; LEC, a related party, (10.5%), Bank of America (18.9%), and Pfizer (13.0%) accounted collectively for approximately 42.4% of our total revenues. For the six months ended June 30, 2004, two of our clients; LEC, a related party, accounted for approximately 15.6%, and Bank of America accounted for approximately 14.2% of total revenues.

      The Company's most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

      The following table sets forth selected financial data for the periods indicated:

                                               Selected Statement of                     Selected Statement of
                                        Operations Data for the three months     Operations Data for the six months
                                                    Ended June 30,                          Ended June 30,
                                   ---------------------------------------    -------------------------------------
                                         2005                   2004                 2005                2004
                                   --------------------------------------     -------------------------------------
Net sales                                 $  7,406,247       $  6,516,028     $ 14,278,785       $ 11,778,065
Gross profit                                 2,557,601          2,136,403        4,832,167          3,559,140
Net loss                                    (3,270,304)        (1,074,327)      (6,405,087)        (1,507,772)
Net loss per share:
                  Basic                   $      (0.00)      $      (0.00)    $      (0.01)      $      (0.00)
                  Diluted                 $      (0.00)      $      (0.00)    $      (0.01)      $      (0.00)


                                         Selected Statement of
                                    Financial Position Data for
                                    the three months ended June 30,
                                   --------------------------------
                                            2005
                                   --------------------------------
Working capital                           $ (4,602,787)
Total assets                                25,505,750
Long-term debt                               5,225,279
Total stockholders' equity                   9,208,874

Three and Six Months Ended June 30, 2005 and 2004

Revenue

      The Company's revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the three and six months ended June 30, 2005 were $7.4 million and $14.3 million, an increase of $0.9 million, or 13.7% and $2.5 million, or 21.2%, as compared to revenues of $6.5 million and $11.8 million for the three and six months ended June 30, 2004.

Services

      Services revenues for the three and six months ended June 30, 2005 were $5.4 million and $10.4 million, a decrease of $0.1 million, or 2.0% of services revenues, and an increase of $0.6 million, or 7.0% of services revenues, as compared to services revenues of $5.5 million and $9.8 million for the three and six months ended June 30, 2004, respectively. DeLeeuw Associates, which was acquired by the Company in March 2004, contributed an additional $2.9 million of services revenue during the six months ended June 30, 2005 as compared to the same period in the prior year. Partially offsetting this increase is a reduction in revenues from services of $2.2 million relating to a decrease in the number of consultants in the ongoing CSI business. Exclusive of DeLeeuw Associates, billable hours declined by 38.9% due to an 11.9% reduction in the number of consultants on billing for the six months ended June 30, 2005 compared to the same period for the prior year. This decline in the number of consultants was attributable to both the conversion of our consultants to full time employees of our clients and a reduction in consultants in the Scosys division due to resignations.

Related party services

      Revenues from related parties for the three and six months ended June 30, 2005 were $1.1 million and $2.2 million, an increase of $0.2 million, or 23.5% of related party revenues, and $0.3 million, or 18.0% of related party revenues, as compared to related party revenues of $0.9 million and $1.8 million for the three and six months ended June 30, 2004, respectively. The increase for the six months ended June 30, 2005 compared to the same period in the prior year, is primarily attributed to the average increase in billing rates of 18.2% and 14.9% for the three and six months ended June 30, 2005 versus the same period for the prior year.

Software

      Software revenues are derived from the sale of software licenses pertaining to the licensing of our Evoke Axio data profiling software. The assets of Evoke were acquired by the Company in June 2004 (and subsequently sold on July 18, 2005) and, as a result, the Company has only included revenues since July 2004. Software revenues recognized in 2004 are the result of reselling software from certain select vendors.. Revenues from software for the three and six months ended June 30, 2005 were $0.4 million and $0.7 million as compared to $0.1 million and $0.1 million in the prior year.

Support and maintenance

      Revenues from support and maintenance for the three and six months ended June 30, 2005 were $0.5 million and $0.9 million, respectively, as compared to zero for each period, respectively, in the prior year. This increase in revenues is attributable to support and maintenance revenues derived from the Evoke Axio Software which was acquired by the Company in June 2004.

Cost of revenue

      Cost of revenue primarily includes payroll and benefits costs for the Company's consultants as well as the cost of software that is sold or licensed by the company. Cost of revenue was $4.8 million, or 65.5% of revenue and $9.4 million, or 66.2% of revenue, for the three and six months ended June 30, 2005, respectively, compared to $4.4 million, or 67.2% of total revenue, and $8.2 million, or 69.8% of total revenue, for the three and six months ended June 30, 2004, respectively, representing an increase of $0.4 million, or 10.7%, and $1.2 million, or 14.9%, as compared to the prior year.

Services

      Cost of services was $3.9 million, or 71.3% of services revenue, and $7.4 million , or 70.8% of services revenue, for the three and six months ended June 30, 2005, respectively, compared to $3.7 million, or 66.3% of services revenue, and $6.7 million, or 69.0% of services revenue, for the three and six months ended June 30, 2004, respectively, representing an increase of $0.2 million, or 5.5%, and $0.7 million, or 9.8%, respectively. DeLeeuw Associates generated a $1.8 million increase in cost of services, directly associated with its increase in revenues in this category, for the six month period ended June 30, 2005 as compared to the same period in the prior year. Additionally, the Company incurred increased costs during the current quarter due to consultants which were on payroll, however, were not billable to clients. Partially offsetting this increase was a reduction in cost of services of $1.1 million resulting from a 38.9% decrease in billable hours due to an 11.9% reduction in the number of consultants on billing and a 14.2% increase in the average pay rates for consultants.

Related party services

      Cost of related party services was $0.9 million, or 85.9% of related party services revenue, and $1.9 million, or 89.1% of related party services revenue, for the three and six months ended June 30, 2005, respectively, compared to $0.7 million, or 82.6% of related party services revenue, and $1.5 million, or 80.2% of related party services revenue, for the three and six months ended June 30, 2004, respectively. The increased cost in 2005 reflects the cost of nine full-time higher level consultants hired for specialized work, but at lower gross margins than normal.

Software

      Cost of software includes production costs related to the Evoke Axio software product. Evoke was acquired by the Company in June 2004. Cost of software was $52,000, or 13.3% of software revenue and $0.1 million, or 14.1% of software revenue for the three and six months ended June 30, 2005, respectively, compared to $2,000 and $2,000 for the three and six months ended June 30, 2004, respectively. In 2005, cost of software related to the cost of the Evoke Software revenues. In 2004, cost of software is the result of reselling software from certain select vendors.

Support and maintenance

      Cost of support and maintenance includes costs associated with resolving customer inquiries. Cost of support and maintenance was $13,000, or 2.6% of support and maintenance revenue, and $26,000, or 2.8% of support and maintenance revenues, for the three and six months ended June 30, 2005, respectively, as compared to zero for the prior year. The current year cost of support and maintenance is entirely attributable to Evoke Software which was acquired by the Company in June 2004 (and subsequently sold on July 18, 2005).

Gross Profit

      Gross profit was $2.6 million, or 34.5% of total revenue, and $4.8 million, or 33.8% of total revenue, for the three and six months ended June 30, 2005, compared to $2.1 million, or 32.8% of total revenue, and $3.6 million, or 30.2% of total revenue, for the three and six months ended June 30, 2004, respectively.

      As a percentage of total gross profit for the three and six months ended June 30, 2005 and 2004, services contributed 60.9% and 87.0% and 63.0% and 84.8%, respectively, related party services contributed 5.9% and 7.1% and 4.9% and 10.3%, respectively, software contributed 13.1% and 5.9% and 12.1% and 3.6%, respectively, support and maintenance 18.9% and zero and 18.7% and zero,
respectively,   and  other   contributed  1.2%  and  zero  and  1.4%  and  1.3%,
respectively.

Services

      Gross profit from services was $1.6 million, or 28.7% of services revenue, and $3.0 million, or 29.2% of services revenue, for the three and six months ended June 30, 2005, a decrease of $0.3 million and zero, as compared to $1.9 million, or 33.7% of services revenue, and $3.0 million, or 31.0% of services revenue, for the three and six months ended June 30, 2004, respectively. The 5.0% point decline in gross profit for the three month period is primarily due to an 11.5% increase in the average pay rate to the consultants and 36.1% fewer billable hours in the current period as compared to the prior year. The reduction in billable hours is the result of an 11.9% reduction in the number of consultants on billing. The 2.0% point decline in the gross profit for the six month period is primarily due to a 14.2% increase in the average pay rate to consultants and a 38.9% reduction in the billable hours in the current period as compared to the prior year. The reduction in the billable hours is due to a 27.0% reduction in the number of consultants on billing.

Related party services

      Gross profit for related party services was $0.2 million, or 14.1% of related party services revenue, and $0.2 million, or 10.9% of related party services revenue, for the three and six months ended June 30, 2005, compared to $0.2 million, or 17.4% of related party services revenue, and $0.4 million, or 19.8% of related party services revenue, for the three and six months ended June 30, 2004, respectively. The decline in the related party services gross profit percentage is due to the increased costs of the full-time employees hired by Company as compared to the part-time employees and the reduced billing rates being realized on these consultants during the three and six months ended June 30, 2005. The average pay rate to consultants increased by 23.5% and 24.9% for the three and six months ended June 30, 2005 versus the same period in the prior year.

Software

      Gross profit resulting from software was $0.3 million, or 86.7% of software revenue, and $0.6 million, or 85.9% of software revenue, for the three and six months ended June 30, 2005, compared to $0.1 million, or 98.6% of software revenue, and $0.1 million, or 98.6% of software revenue, for the three and six months ended June 30, 2004, respectively.

Support and maintenance

      Gross profit for support and maintenance was $0.5 million, or 97.4% of support and maintenance revenue, and $0.9 million, or 97.2% of support and maintenance revenue, for the three and six months ended June 30, 2005, respectively, as compared to zero in the prior year's comparable periods. The gross profit for support and maintenance is attributable to the Company's acquisition of Evoke Software in June 2004.

Selling and marketing

      Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses for the three and six months ended June 30, 2005 were $1.6 million, or 21.2% of revenue, and $3.1 million, or 21.7% of revenue, respectively, representing an increase of $0.8 million and $1.7 million, respectively, as compared to $0.8 million, or 12.1% or revenue, and $1.4 million, or 11.6% of revenue, for the three and six months ended June 30, 2004, respectively.

      The $0.8 million increase for the three months ended June 30, 2005, as compared to the prior year, is primarily due to $0.4 million of Evoke operating expenses that were not incurred in the prior year, $0.2 million of marketing expenses related to increasing the Company's presence in the industry by hiring the Company's new marketing department and attending trade shows and conferences during the quarter, and $0.2 million of increased payroll, professional fees and various other expenses.

      The $1.7 million increase for the six months ended June 30, 2005, as compared to the prior year, is primarily due to $0.9 million of operating expenses for Evoke that were not incurred in the prior year, $0.3 million of marketing expenses related to operating the Company's new marketing department and attending trade shows and conferences, $0.6 million of increased payroll costs, offset by $0.1 million of various cost reductions.

General and administrative

      General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs for the three and six months ended June 30, 2005 were $1.6 million, or 21.9% of revenue, and $3.6 million, or 24.9% of revenue, representing a decrease of $0.2 million and an increase of $0.4 million as compared to $1.8 million, or 27.3% of revenue, and $3.2 million, or 27.1% of revenue, for the three and six months ended June 30, 2004, respectively.

      The $0.2 million decrease for the three month period is primarily due to a $0.1 million reduction in legal costs as a result of the Company's hiring of a general counsel which resulted in bringing a large portion of the Company's legal work in-house, a $0.1 million reduction in bad debt and travel expenses, and a $0.2 million reduction in payroll and payroll related costs, primarily due to headcount reductions in the development, administration and DeLeeuw organizations, as compared to the prior year. These reductions were partially offset by $0.2 million of increased Evoke operating expenses and various other expense increases during the quarter.

      The $0.4 million increase for the six months ended June 30, 2005 as compared to the prior year is primarily due to a $0.4 million increase in expenses related to the operation of Evoke, which was acquired in June 2004, a $0.2 million increase in payroll and payroll related costs partially resulting from the Company's funding the operating expenses for DeLeeuw for the entire six months in the current year, whereas the Company only funded DeLeeuw for four months in the prior year, and partially due to hiring several administrative employees and providing annual increases for the Company's general and administrative staff, and a $0.2 million increase in accounting and professional fees resulting from the Company's financing and SEC filing transactions. These increases were partially offset by a $0.1 million decrease in legal costs resulting from hiring a general counsel, and a $0.2 million decrease in bad debt and travel expenses during the current period and a $0.1 million reduction due to recruiting costs incurred during the three months ended March 31, 2004 that did not recur in 2005.

Research and Development

      Research and development costs primarily include the payroll, employee benefits and other headcount-related costs associated with the employees working on the development of upgrades and new versions of the Evoke Axio software product. Research and development costs for the three and six months ended June 30, 2005 were $0.2 million, or 3.2% of revenue, and $0.5 million, or 3.3% of revenue, as compared to zero for the comparative periods in the prior year. The research and development department was obtained in association with the Evoke acquisition which was completed in June 2004.

      Depreciation and amortization

      Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses for the three and six months ended June 30, 2005 were $0.5 million and $0.9 million, representing an increase of $0.4 million and $0.7 million as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2004.

      The $0.4 million increase in depreciation and amortization expense for the three months ended June 30, 2005 is primarily due to $0.3 million of increased amortization of intangible assets associated with the acquisition of Evoke which was completed in June 2004. The remaining $0.1 million increase primarily relates to increased amortization of the Company's deferred financing costs.

      The $0.7 million increase in depreciation and amortization expense for the six months ended June 30, 2005 is primarily due to $0.6 million of increased amortization of intangible assets associated with the acquisitions of both
DeLeeuw and Evoke in 2004 and $0.1 million of increased amortization of the Company's deferred financing costs.

Interest Expense

      The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt issued of $1.2 million and $1.9 million for the three and six months ended June 30, 2005 is also recorded as interest expense. Total interest expense recorded was $2.0 million and $3.3 million for the three and six months ended June 30, 2005 compared to $0.8 million for each of the three and six months ended June 30, 2004. This increase relates to the interest, penalties and discount on debt amortization associated with the Laurus, Taurus and Sands financing transactions described below in the liquidity and capital resources section.

Other income (expense)

      The Company recorded interest income of $34,000 and $58,000 and other expense of approximately ($6,300) and ($8,500) for the three and six months ended June 30, 2005, respectively, compared to interest income of $1,400 and $1,900 and other income of $500 and $7,000 for the three and six months ended June 30, 2004. The Company recorded equity income from its investments in DeLeeuw International (Turkey) and LEC of approximately $3,400 and $47,000 for the three and six months ended June 30, 2005 as compared to equity losses of ($14,000) and ($16,000) in the comparative prior year period.

Income Taxes

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $13.7 million as of June 30, 2005. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

      As of June 30, 2004, the Company had recorded a deferred tax asset of $687,576.

LIQUIDITY AND CAPITAL RESOURCES

      Cash totaled $0.6 million as of June 30, 2005 compared to $1.0 million as of December 31, 2004. The Company's cash balance is primarily derived from customer remittances, bank and other borrowings, and acquired cash and is used for general working capital needs.

      Working capital deficit is ($4.6 million) as of June 30, 2005 compared to ($3.0 million) as of December 31, 2004. The Company's working capital position has deteriorated during the current quarter primarily due to losses incurred by the Company. The losses generated by the Company have resulted in the need for $1.25 million of Company stock sales and stockholder loans to the Company of $1.4 million during the current six month period.

      Cash used by operations during the six months ended June 30, 2005 was $3.6 million, increasing by $2.2 million from the comparable prior year period. Deferred revenue increased by $0.4 million since December 31, 2004, primarily due to the deferral of the revenue recognition for Evoke software licenses invoiced in the current period. Accounts receivable increased by $0.3 million since December 31, 2004, however, days sales outstanding have increased to 66 days for the six month period ended June 30, 2005 from 63 days for the year ended December 31, 2004. This increase is primarily due to the timing of collections from LEC. Additionally, the Company reduced accounts payable and accrued expenses by $0.6 million due to a $0.4 million reduction in accrued payroll costs, a $0.4 million reduction in accounts payable, and a $0.4 million reduction in other accrued expenses. These reductions were partially offset by a $0.4 million increase in accrued penalties relating to the Laurus transaction, $0.1 million in accrued vacation, and $0.1 million increase in accrued interest on outstanding debt. The Company also increased security deposits by $0.1 million. The remaining use of cash relates to the losses generated by the Company during the current period. Cash based losses (net loss plus non cash expenses) were $3.0 million during the six months ended June 30, 2005.

      Cash used by investing activities was $34,000 during the six months ended June 30, 2005. This was primarily for the purchases of computer equipment for the Company.

      Cash provided by financing activities was $3.2 million during the six months ended June 30, 2005. $1.25 million was raised through the sale of Company common stock, $1.4 million from stockholder loans to the Company, and $0.7 million was provided by additional borrowings under the Company's line of credit, partially offset by $0.1 million of principal payments on capital lease and stockholder loan obligations.

      There are currently no material commitments for capital expenditures.

      The Company expects to incur costs, in 2005, of approximately $125,000 in order to improve its internal controls surrounding financial reporting and disclosure. No costs were incurred during the three or six months ended June 30, 2005.

      As of June 30, 2005 and December 31, 2004, the Company had accounts receivable due from LEC of approximately $1.1 million and $0.8 million, respectively. There are no known collections problems with respect to LEC.

      For the three and six months ended June 30, 2005 and 2004, we invoiced LEC $1.1 million and $2.2 million and $0.9 million and $1.8 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. We feel confident in the collectibility of these accounts receivable as the majority of the revenues from LEC are derived from Fortune 100 clients.

      On July 18, 2005, the Company completed the sale of substantially all of the assets Evoke and received aggregate consideration of $645,000 cash, the assumption by Similarity Systems and Similarity Vector Technologies, Ltd. of certain liabilities, 821,053 shares which are issuable by Similarity subject to the Company's satisfactory completion of certain post-closing obligations, and an earnout in an amount equal to 13% of certain Similarity revenues. The maximum earnout consideration to which the Company is entitled under this agreement is $1,400,000 and would be received over a three year period. Evoke had generated losses since it was acquired by the Company in June 2004. As a result, this sale is expected to reduce the negative cash flow that has been experienced by the Company during 2004 and 2005.

      As of June 30, 2005, the Company had a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company had access to borrow up to $6.0 million based upon eligible accounts receivable. Additionally, in exchange for a secured convertible term note, Laurus had made available to the Company an additional $5.0 million to be used for acquisitions. As of June 30, 2005, approximately $3.4 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 7.0% as of June 30, 2005.

      On July 28, 2005, the Company entered into an amendment to the Securities Purchase Agreement dated August 16, 2004 between the Company and Laurus Master Fund ("Laurus"). Pursuant to the amendment, the Company released $4,327,295.08 (the "Funds") to Laurus, which was being held in the Restricted Account (which was available to the Company for acquisitions) and issued an amended and restated convertible note in the principal amount of $749,000. In satisfaction of the balance of the Accrued Interest ($184,403) and any liquidated damages to which it was entitled pursuant the Registration Rights Agreement entered into in August 2004, the Company issued an option to purchase 5,000,000 shares of the Company's common stock at a purchase price of $.001 per share.

      The Company also issued an amended and restated convertible secured revolving note in the principal amount of $4,500,000 in favor of Laurus which amended the $4 Million Revolving Note. In connection with this note, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus made a loan to the Company in excess of the amount available using the Company accounts receivable as collateral in the principal amount of $2,700,000. The Company also entered into an agreement which reaffirms and ratifies its obligations to Laurus in connection with a Master Security Agreement, a Stock Pledge Agreement and Security Agreement, each of which were entered into in August 2004. Pursuant to this agreement, the Company agreed to cause ISI Merger Corp. within 5 days of the date of its acquisition by the Company, and McKnight Associates (also recently acquired by the Company) to execute a Joinder Agreement, pursuant to which ISI Merger Corp. and McKnight Associates will agree to become a party to a Subsidiary Guaranty and the Security Agreements. The Company utilized a portion of the $2,700,000 which was advanced to it by Laurus to acquire Integrated Strategies, Inc. and ISI Consulting, LLC. As a result of the restructuring of the Laurus debt, the Company expects to record charges in the September 2005 quarter to write off the unamortized discount on debt originally recorded in August 2004. Since the revolving line of credit is still convertible into equity of the Company under the new arrangement, the Company may need to record additional discount on debt pertaining to the new transactions for the quarter ended September 2005.

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

      The following is a summary of the debt instruments outstanding as of June 30, 2005:

---------------------------------- ---------------------------- ---------------------------- -------------------------
Lender                             Type of facility             Outstanding as of June 30,   Remaining Availability
                                                                2005 (not including          (if applicable)
                                                                interest) (all numbers
                                                                approximate)

---------------------------------- ---------------------------- ---------------------------- -------------------------
Laurus Master Fund, Ltd.           Convertible Line of Credit   $3,400,000                   $0
---------------------------------- ---------------------------- ---------------------------- -------------------------
Laurus Master Fund, Ltd.           Convertible Term note        $4,251,000                   $0
---------------------------------- ---------------------------- ---------------------------- -------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $50,000                      $0
LLC
---------------------------------- ---------------------------- ---------------------------- -------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $850,000                     $0
III LLC
---------------------------------- ---------------------------- ---------------------------- -------------------------
Sands  Brothers  Venture  Capital  Convertible Promissory Note  $100,000                     $0
IV LLC
---------------------------------- ---------------------------- ---------------------------- -------------------------
Taurus   Advisory   Group,    LLC  Convertible Promissory Note  $2,000,000                   $0
investors
---------------------------------- ---------------------------- ---------------------------- -------------------------
Scott Newman                       Promissory Note              $639,250                     $0
---------------------------------- ---------------------------- ---------------------------- -------------------------
Glenn Peipert                      Promissory Note              $993,075                     $0
---------------------------------- ---------------------------- ---------------------------- -------------------------
TOTAL                                                           $12,283,325                  $0
---------------------------------- ---------------------------- ---------------------------- -------------------------

      The Company had generated losses during 2004 and these losses have continued during the six months ended June 30, 2005. To that extent, the Company has experienced continued negative cash flow which created a liquidity issue for the Company during 2004. To address this issue, the following financings were effectuated:

      As of March 30, 2005, Messrs. Newman, Peipert and Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through May 1, 2006, to the extent necessary, up to a maximum amount of $2.5 million. Mr. Newman personally guaranties up to $1.4 million, Mr. Peipert guaranties up to $0.7 million and Mr. DeLeeuw personally guaranties $0.4 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company originally provided for interest at 3% per annum, however, on June 16, 2005, the Company's Board of Directors approved an increase in the interest rate payable to the shareholder's to 8% per annum.

      As of June 13, 2005, Messrs. Newman and Peipert have agreed to personally support our cash requirements to enable us to fulfill our obligations through July 1, 2006, to the extent necessary, up to a maximum amount of $1.5 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman and Peipert have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances from any of these officers. Any loan by Messrs. Newman and Peipert to the Company would bear interest at 8% per annum. This amount is in addition to the amounts pledged on the March 30, 2005 support agreement.

      On June 16, 2005, the Company's board of directors approved an increase in the interest rate payable to Messrs. Newman and Peipert for outstanding loans made by them to the Company from the current 3% per annum to 8% per annum. All new loans to the Company will also bear interest at 8% per annum.

      In July 2005, the Company obtained two $250,000 short-term loans from a third-party investor. Both loans bear interest at 8% per annum. The first loan is dated July 6, 2005 and matures on September 6, 2005. The second loan is dated July 22, 2005 and matures on September 22, 2005.

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

      For further information, refer to the Company's 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB/A on July 26, 2005.

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

      In light of the need for these restatements and the material weakness in our valuation and purchase accounting for recent acquisitions, commencing in the first quarter of our 2005 fiscal year and continuing through the period covered by this report, we are beginning to undertake a review of our disclosure, financial information and internal controls and procedures regarding these areas for future acquisitions. This review has included efforts by our management and directors, as well as the use of additional outside resources, as follows:

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

      Management has established an action plan that it believes will correct the aggregated material weaknesses described above. Our estimated costs related to the correction of these material weaknesses is approximately $0.125 million, most notably related to our conversion to the Great Plains accounting system during the third quarter of 2004. The conversion to the Great Plains accounting system required inconsequential modifications to our transaction processing systems. The effect of the migration to this system has been to provide a better audit trail than our previous system. The batch processing of transactions provides the ability for review of transactions prior to being posted in the accounting system. Further, the ability to close and lock periods to prevent changes to prior periods provides greater reliability of the data and the financial statements (resulting from the financial statements being prepared directly by the accounting system as opposed to using spreadsheets, which have greater potential for error). Finally, this system has the ability to provide comparative financial statements to expectations, which drives variance reporting. As a result of this system change, there were changes in our internal control over financial reporting starting in the third quarter of 2004, as we have redesigned the organization structure to drive more focus on our internal control environment. Other measures included in our action plan are as follows:

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

We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of the third quarter of 2005, although there can be no assurance that we will do so.

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

      Our company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. In connection with the preparation of this quarterly report, our management identified certain weaknesses in our internal control procedures and in our valuation and purchase accounting of our acquisitions in 2004. Our management and Board have adopted corrective measures as described in the third and fourth paragraphs of this Controls and Procedures section above. The following measures have materially affected our internal control over financial reporting since our last Quarterly Report:

            o Senior accounting personnel and our chief financial officer continue to review any future acquisition or divestiture in order to evaluate, document and approve its accounting treatment in accordance with SFAS 141 and EITF 99-12;

            o We have augmented, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions;

            o Our Disclosure Committee meets at the end of every quarter;

            o Our accounting and legal departments continue to work more closely and in conjunction to accurately account for period-end financial reporting and complex financing transactions;

            o There will be closer monitoring of the preparation of our monthly and quarterly financial information. We have instituted regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures; and

            o Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

31.1  Certification    of   Chief   Executive    Officer    pursuant   to   Rule
      13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2  Certification    of   Chief   Financial    Officer    pursuant   to   Rule
      13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1  Certification    of   Chief   Executive    Officer    pursuant   to   Rule
      13a-14(b)/15d-14(b)  of the Securities  Exchange Act of 1934 and 18 U.S.C.
      Section 1350

32.2  Certification    of   Chief   Financial    Officer    pursuant   to   Rule
      13a-14(b)/15d-14(b)  of the Securities  Exchange Act of 1934 and 18 U.S.C.
      Section 1350

(b)   Reports on Form 8-K: Form 8-K, filed on April 13, 2005, pertaining to Item
      4.02 regarding the non-reliance on previously issued financial statements

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     CONVERSION SERVICES INTERNATIONAL, INC.


                     By:  /s/ Scott Newman
                          ----------------------------------
                          Name:  Scott Newman
                          Title: President and Chief Executive Officer
                                 (Principal Executive Officer and
                                  Duly Authorized Officer)

August 19, 2005