Form 10QSB/A
period 2004-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-11-21
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                  FORM 10-QSB/A
                                 Amendment No. 2

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

   Notes to Consolidated Financial Statements (unaudited)..........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................18

Item 3.  Controls and Procedures..................................................................................28

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................32

Item 6.  Exhibits and Reports on Form 8-K.........................................................................32

Signatures

Explanatory Note

This Amendment No. 2 to this Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2004 was filed in order to restate the consolidated financial statements as of and for the three and nine months ended September 30, 2004 to revise the accounting treatment for the Company's issuance of financial instruments in August and September 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments at September 30, 2004.

Part 1 has been amended herein to reflect this change. This amendment does not otherwise update information in the prior filing to reflect facts or events occurring subsequent to the date of the original filing. All information contained in this amendment and the original filing is subject to updating and supplementing as provided in periodic reports subsequent to the original filing date of this Form 10-QSB/A with the Securities and Exchange Commission.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                                                                         (Restated)
ASSETS
CURRENT ASSETS
      Cash                                                                             $    882,986
      Restricted cash                                                                        83,375
      Accounts receivable, net of allowance for doubtful accounts of $150,755             4,216,357
      Accounts receivable from related parties; See note 8                                  900,942
      Prepaid expenses                                                                      188,513
      Costs in excess of billings                                                           139,565
      Deferred tax asset                                                                     63,938
                                                                                       ------------
          Total Current Assets                                                            6,475,676
                                                                                       ------------

PROPERTY AND EQUIPMENT, at cost, net; See note 2                                            697,399
                                                                                       ------------

OTHER ASSETS
      Restricted cash                                                                     4,251,000
      Due from stockholders, including accrued interest of $25,696                          207,719
      Goodwill                                                                           27,327,899
      Intangible assets, net of accumulated amortization of $548,065; See note 3          5,140,749
      Deferred financing costs, net of accumulated amortization of $30,881                  850,539
      Discount on debt issued, net of accumulated amortization of
         $307,032; See note 4                                                             9,464,397
      Equity investments                                                                    113,876
      Other assets                                                                            4,433
                                                                                       ------------
                                                                                         47,360,612
                                                                                       ------------

          Total Assets                                                                 $ 54,533,687
                                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Line of credit; See note 5                                                       $  3,200,000
      Current portion of long-term debt                                                     110,622
      Accounts payable and accrued expenses                                               3,947,987
      Short term note payable, See note 7                                                 1,000,000
      Deferred revenue                                                                    1,057,533
      Financial instrument                                                                3,840,000
                                                                                       ------------
          TOTAL CURRENT LIABILITIES                                                      13,156,142

LONG-TERM DEBT, net of current portion, See note 6                                        6,670,187

DEFERRED TAXES                                                                               36,900
                                                                                       ------------

          Total liabilities                                                              19,863,229
                                                                                       ------------

MINORITY INTEREST; See note 13                                                              157,104
                                                                                       ------------

COMMITMENTS AND CONTINGENCIES                                                                    --

STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, 1,000,000,000 shares authorized;
          768,510,668 issued and outstanding                                                768,511
      Additional paid in capital                                                         38,883,178
      Accumulated deficit                                                                (5,138,335)
                                                                                       ------------
          Total Stockholders' Equity                                                     34,513,354
                                                                                       ------------

          Total Liabilities and Stockholders' Equity                                   $ 54,533,687
                                                                                       ============

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                    ----------------------------------        ----------------------------------
                                                         2004                 2003                 2004                 2003
                                                    -------------        -------------        -------------        -------------
                                                      (Restated)                                (Restated)
REVENUE                                             $   6,877,872        $   3,509,696        $  18,655,937        $  10,607,502

COST OF SERVICES                                        4,585,407            2,459,636           12,804,332            7,545,080
                                                    -------------        -------------        -------------        -------------

GROSS PROFIT                                            2,292,465            1,050,060            5,851,605            3,062,422
                                                    -------------        -------------        -------------        -------------

OPERATING EXPENSES

Selling and marketing                                   1,378,434              439,345            2,745,802            1,064,951
General and administrative                              1,761,592              645,570            4,956,671            1,826,501
Research and development                                  270,976                   --              270,976                   --
Depreciation and amortization                             458,059               51,899              610,411              147,127
                                                    -------------        -------------        -------------        -------------

                                                        3,869,061            1,136,814            8,583,860            3,038,579
                                                    -------------        -------------        -------------        -------------

INCOME (LOSS) FROM OPERATIONS                          (1,576,596)             (86,754)          (2,732,255)              23,843
                                                    -------------        -------------        -------------        -------------

OTHER INCOME (EXPENSE)
   Equity in losses from investments                       (8,812)                  --              (24,900)                  --
   Other income                                               289                   --                7,295                   --
   Loss on financial instrument                          (240,000)                  --             (240,000)                  --
   Interest income                                          1,519                   --                3,391                   --
   Interest expense                                      (997,545)             (11,587)          (1,802,326)             (92,304)
                                                    -------------        -------------        -------------        -------------

                                                       (1,244,549)             (11,587)          (2,056,540)             (92,304)
                                                    -------------        -------------        -------------        -------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST         (2,821,145)             (98,341)          (4,788,795)             (68,461)

INCOME TAXES (BENEFIT)                                    623,608                   --              163,730                   --
                                                    -------------        -------------        -------------        -------------
LOSS BEFORE MINORITY INTEREST                          (3,444,753)             (98,341)          (4,952,525)             (68,461)

MINORITY INTEREST                                          42,296                   --               42,296                   --
                                                    -------------        -------------        -------------        -------------

NET LOSS                                            $  (3,402,457)       $     (98,341)       $  (4,910,229)       $     (68,461)
                                                    =============        =============        =============        =============

UNAUDITED PRO FORMA DATA (Note 1):
    Loss before income taxes (benefit)              $          --        $     (98,341)       $          --        $     (68,461)
    Income taxes (benefit)                                     --              (39,277)                  --              (27,325)
                                                    -------------        -------------        -------------        -------------
    Net loss                                        $          --        $     (59,064)       $          --        $     (41,136)
                                                    =============        =============        =============        =============
    Net loss per share                              $       (0.00)       $       (0.00)       $       (0.01)       $       (0.00)
                                                    =============        =============        =============        =============
Weighted average number of common shares used
  in the actual and  pro forma net loss
  per share calculations                              766,699,073          450,000,000          674,098,676          450,000,000


See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine months ended September 30,
                                                                                                   ------------------------------
                                                                                                        2004            2003
                                                                                                    -----------      -----------
                                                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                       $(4,910,229)     $   (68,461)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                                   104,211           56,622
         Amortizaton of intangible assets, deferred financing costs and discount on debt issued         849,420           83,595
         Beneficial conversion feature associated with convertible debt instruments                   1,214,286
         Deferred tax asset                                                                             163,730               --
         Compensation expense for stock options and stock issued                                         94,625               --
         Loss on financial instrument                                                                   240,000               --
         Allowance for doubtful accounts                                                                 75,748           54,000
         Write-off deferred loan costs                                                                   45,215               --
         Loss on disposal of equipment                                                                   35,496               --
         Loss on equity investments                                                                      24,900               --
         Minority interest in Evoke Software Corporation                                                (42,296)
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                             (1,059,936)        (381,137)
         Increase in accounts receivable from related parties                                          (507,984)
         (Increase) decrease in prepaid expenses                                                          3,824           (5,319)
         (Increase) in costs in excess of billings                                                     (139,565)              --
         Increase in due from stockholders                                                               (4,096)              --
         Decrease in other assets                                                                        14,721           57,313
         Increase (decrease) in accounts payable and accrued expenses                                   920,258          (91,906)
         Increase in deferred revenue                                                                  (196,509)              --
         Increase (decrease) in other current liabilities                                                 8,987           (2,086)
                                                                                                    -----------      -----------
             Net cash used in operating activities                                                   (3,065,194)        (297,379)
                                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                              (42,111)         (20,759)
     Investment in DeLeeuw Associates, net of cash acquired                                          (2,010,266)              --
     Investment in Evoke Software Corp., net of cash acquired                                           346,073               --
     Equity investment in Leading Edge Communications Corp.                                             (83,000)              --
                                                                                                    -----------      -----------
             Net cash used in investing activities                                                   (1,789,304)         (20,759)
                                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                                     (51,900)              --
     Net advances under line of credit                                                                1,410,890           89,862
     Issuance of convertible line of credit notes                                                     4,000,000        1,522,438
     Issuance of short-term note payable                                                              1,000,000               --
     Issuance of long-term note payable                                                               5,000,000               --
     Deferred loan costs in connection with line of credit                                             (911,954)         (95,436)
     Principal payments on long-term debt                                                              (698,088)        (295,785)
     Principal payments on capital lease obligations                                                    (92,987)              --
     Distributions to stockholders                                                                           --         (767,468)
     Restricted cash                                                                                 (4,334,375)              --
                                                                                                    -----------      -----------
         Net cash provided by financing activities                                                    5,321,586          453,611
                                                                                                    -----------      -----------

         Effect of exchange rate changes on cash and cash equivalents                                     4,312

NET INCREASE IN CASH                                                                                    471,400          135,473
CASH, beginning of period                                                                               411,586               --
                                                                                                    -----------      -----------

CASH, end of period                                                                                 $   882,986      $   135,473
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

      On August 16, 2004, the Company executed a revolving line of credit agreement and a secured convertible term note with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company will have access to a $6,000,000 revolving line of credit and an additional $5,000,000 cash to be used for acquisitions. These notes provide beneficial conversion features to Laurus and, as a result, the Company has recorded a $5,621,600 discount on debt in the third quarter of 2004 which will be amortized to interest expense over the three year life of the debt instrument. Additionally, warrants to purchase up to 12,000,000 shares of Company common stock were issued as part of the above transaction. The fair value of the warrant was recorded as a liability. The liability is being marked to market each quarter with the gain or loss being recorded as a component of the Company's loss from operations. See footnote 5 - Line of Credit for further discussion surrounding this transaction.

      On September 22, 2004, the Company issued subordinated secured convertible promissory notes in the amount of $1,000,000. These notes bear interest at 8% per annum and expire September 22, 2005. These notes are convertible into shares of Company common stock and include beneficial conversion priviliges. As a result, the Company has recorded a discount on debt relating to this transaction in the amount of $571,429 in the third quarter of 2004 which will be amortized to interest expense over the one year life of the debt instrument. A warrant to purchase 6,000,000 shares of Company stock was also issued as part of this transaction. A liability was recorded for the fair value of this warrant and is being marked to market each quarter.

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

      DISCOUNT ON DEBT

      The Company has recorded the proceeds received from convertible debt instruments and has recorded the discount on the debt instrument due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to interest expense over the life of the related debt instruments, which currently range from one to five years. The Company has also recorded the fair value of financial instruments as a discount on debt and is recording amortization over the life of the related debt.

      CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS

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

      The Company's financial instruments also include a financial instrument in which the warrants issued to Laurus Master Fund and to Sands Brothers contained registration rights agreements which contained liquidated damages provisions. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", Black Scholes calculations were performed to determine the fair value of the warrants that are classified as a financial instrument. The financial instrument is revalued to fair value each reporting period with the associated gain or loss on the revaluation recorded as a component of income (loss) from continuing operations.

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

Restatement of Financial Statements (unaudited)

      At September 30, 2004, the Company restated its financial statements to adjust previously reported amounts to properly reflect the recording of financial instruments as a current liability and the fair value of the financial instrument at September 30, 2004.

      A summary of the balance sheet and income statement effects of the restatement for the three and nine months ended September 30, 2004 is as follows:


                                                    September 30, 2004
                                                ---------------------------
                                                As reported      Restated
                                                ------------   ------------
Discount on debt issued, net                    $  7,305,741   $  9,464,397
Total assets                                      52,375,031     54,533,687
Financial instrument                                      --      3,840,000
Total current liabilities                          8,770,687     13,156,142
Long-term debt                                     4,714,026      6,670,187
Total liabilities                                 13,521,613     19,863,229
Additional paid in capital                        42,874,590     38,883,178
Accumulated deficit                               (4,946,787)    (5,138,335)


                                  Three months ended September 30, 2004     Nine months ended September 30, 2004
                                 ---------------------------------------   --------------------------------------
                                     As reported            Restated           As reported           Restated
                                 --------------------   ----------------   ------------------  ------------------
Depreciation and amortization    $            458,059   $        458,059   $          610,411  $          610,411
Loss from operations                       (1,576,596)        (1,576,596)          (2,732,255)         (2,732,255)
Loss on financial instrument                       --           (240,000)                  --            (240,000)
Interest expense                           (1,045,997)          (997,545)          (1,850,778)         (1,802,326)
Loss before income taxes
   and minority interest                   (2,629,597)        (2,821,145)          (4,597,247)         (4,778,795)
Loss before minority interest              (3,253,205)        (3,444,753)          (4,760,977)         (4,952,525)
Net loss                                   (3,210,909)        (3,402,457)          (4,718,681)         (4,910,229)
Loss per share                                  (0.00)             (0.00)               (0.01)              (0.01)


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

                                   September 30, 2004       Amortization period
                                   ---------------------------------------------
                                      (restated)

Laurus Master Fund                 $   4,100,000                  3 years
Sands Brothers                           571,429                  1 year
Taurus Advisory Group                  1,500,000                  5 years
Financial instrument                   3,600,000                  1-3 years
                                   -------------
                                       9,771,429

Accumulated amortization                (307,032)
                                   -------------
                                   $   9,464,397
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

      On August 16, 2004, the Company replaced its $3,000,000 line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6,000,000 based upon eligible accounts receivable. This revolving line, effectuated through a $2,000,000 convertible minimum borrowing note and a $4,000,000 revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and maturing in three years. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2,000,000 convertible minimum borrowing note and the $4,000,000 revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5,000,000 to be used for acquisitions. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit was used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12,000,000 shares of the Company's common stock. The exercise price for the first 6,000,000 shares acquired under the warrant is $0.29 per share, the exercise price for the next 3,000,000 shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3,000,000 shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $749,000 in brokerage and transaction closing related costs. These costs were deducted from the $5,000,000 restricted cash balance provided to the Company by Laurus. As of September 30, 2004, $3,200,000 was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 5.75% during September 2004. As a result of the beneficial conversion feature associated with the aforementioned notes payable, a discount on debt issued was recorded by the Company in the amount of $4,100,000 in the September 2004 quarter which will be amortized to interest expense over the three year life of the debt agreement.

NOTE 6 - LONG TERM DEBT

Long term debt consisted of the following:

                                                                                             September 30,
                                                                                                 2004
                                                                                             -------------
                                                                                              (restated)
Secured  convertible term note with a maturity date of August 16, 2007 unless  converted into common stock at the note holder's  option.  The initial  conversion  price is $0.14 per share.  Interest  accrues at a rate of  prime  plus one  percent.  See  note 5 - Line of  credit  for
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
                                                                                             -------------
                                                                                                 7,239,142

Relative fair values  ascribed to warrants  associated  with the above debt agreements.  This amount is being accreted to the debt instrument over the term of the related debt  agreement, which  has  a  five year
term.                                                                                             (458,333)
                                                                                             -------------
Subtotal                                                                                         6,780,809

Less: Current portion of long term debt,  including  obligations under
capital leases of $110,622.                                                                       (110,622)
                                                                                             -------------

                                                                                             $   6,670,187
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

      The fair value of the 6,000,000 warrants was recorded as a liability in the financial statements. The value of this financial instrument is adjusted to market value each quarter. The note also includes a beneficial conversion feature and a discount on debt was recorded in the amount of $571,429.

NOTE 8 - FINANCIAL INSTRUMENTS

      In August 2004, the Company issued a warrant to purchase 12,000,000 shares of Company common stock to Laurus Master Fund as part of a financing transaction (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). The warrants have a term of seven years.

      In September 2004, the Company issued a warrant to purchase 6,000,000 shares of Company common stock to Sands Brothers Venture Capital (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). The warrants have a term of four years.

      The Company used a fair-value option pricing model to value the stock warrants. The value of these warrants has been reflected as a financial instrument in the current liabilities section of the Condensed Consolidated Balance Sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and accounted for the warrants as a liability. The Company is also required to revalue the liability at each reporting period to reflect the current fair value of the financial instrument. The gain or loss associated with this revaluation is recorded as a component of income (loss) from continuing operations. During the three months ended September 30, 2004, the Company has recorded a $240,000 loss on the revaluation of these financial instruments.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10 - OBLIGATIONS UNDER CAPITAL LEASES

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

NOTE 11 - STOCK OPTIONS

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

                                                               Nine months ended
                                                               September 30, 2004
                                                               ------------------
                                                                  (restated)
Reported net loss                                                $  (4,910,229)
Pro forma stock compensation, net of tax                              (156,285)
                                                                 -------------
Pro forma net loss                                               $  (5,006,514)
                                                                 =============

Basic EPS:

       As reported                                               $       (0.01)
       Pro forma                                                 $       (0.01)
Diluted EPS:

       As reported                                               $       (0.01)
       Pro forma                                                 $       (0.01)

Weighted average fair value per option share granted             $        0.13
Weighted average assumptions used to value options granted:
       Risk free interest rate                                            1.33%
       Expected volatility                                          138% - 151%
       Expected life (years)                                              3.00

NOTE 12 - EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      The components of basic and diluted earnings per share are as follows:

                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                           --------------------------------    -------------------------------
                                                                2004             2003              2004               2003
                                                            ------------      -----------      ------------      -------------
                                                             (restated)                         (restated)
Net loss available for common stockholders (A)              $ (3,402,457)     $   (98,341)     $ (4,910,229)     $     (68,461)
Weighted average outstanding shares of common stock (B)      766,699,073      450,000,000       674,098,676        450,000,000
Common stock and common stock equivalents (C)                766,699,073      450,000,000       674,098,676        450,000,000

Loss per share:
    Basic (A/B)                                             $      (0.00)     $     (0.00)     $      (0.01)     $       (0.00)
                                                            ============      ===========      ============      =============
    Diluted (A/C)                                           $      (0.00)     $     (0.00)     $      (0.01)     $       (0.00)
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

NOTE 13 - INCOME TAXES

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - SEGMENT INFORMATION

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

      The Company considers reportable segments as business units that offer different products and are managed separately.

                                                           As of and for the nine months ended September 30,
                                       -------------------------------------------------------------------------------------------
                                                      2004 (restated)                                     2003
                                       --------------------------------------------    -------------------------------------------
                                       Professional                                    Professional
                                         services        Software      Consolidated      services       Software      Consolidated
                                       ------------    ------------    ------------    ------------    ------------   ------------
                                        (Restated)                     (Restated)
Net revenues from external customers   $ 17,876,860    $    779,077    $ 18,655,937    $ 10,607,502    $         --   $ 10,607,502
Segment net loss                         (3,695,890)     (1,214,339)     (4,910,229)        (68,461)             --        (68,461)
Interest income                               3,359              32           3,391              --              --             --
Interest expense                          1,334,627         467,699       1,802,326          92,304              --         92,304
Depreciation and amortization               305,691         304,720         610,411         147,127              --        147,127

Total segment assets                     50,221,764       4,311,923      54,533,687       4,314,344              --      4,314,344

NOTE 16 - SUBSEQUENT EVENTS

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

OTHER INCOME (EXPENSE)

      The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt issued of $249,889 is also recorded as interest expense. Beneficial conversion charges related to convertible debt agreements are also charged to interest expense. Beneficial conversion charges of $0.7 million and $1.2 million were recorded for the three and nine months ended September 30, 2004, respectively. Interest expense recorded was $1.0 million and $1.8 million for the three and nine months ended September 30, 2004, respectively, compared to $12,000 and $0.1 million for the three and nine months ended September 30, 2003, respectively. This is directly related to the August and September financings described below in the liquidity and capital resources section. The Company recorded equity income in its investment in DeLeeuw International (Turkey) of $3,841 and $11,478 for the three and nine months ended September 30, 2004, respectively, and an equity loss in its investment in LEC of $12,653 and $36,378 for the three and nine months ended September 30, 2004, respectively.

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

      Working capital is ($6.7 million) as of September 30, 2004 compared to ($1.6 million) as of December 31, 2003. The Company's working capital position has deteriorated during the nine month period primarily due to losses incurred by the Company and liabilities assumed as a result of the acquisition of Evoke. The losses generated by the Company and the payments in settlement of Evoke's obligations have resulted in the need for $1.4 million of additional borrowings against the Company's line of credit and a $1.0 million loan on a short term note payable.

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

      In August 2004, the Company replaced its $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby the Company has access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provides for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and maturing in three years. These notes will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provide for conversion at the option of the holder of the amounts outstanding into the Company's common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus has made available to the Company an additional $5.0 million to be used for acquisitions. This note is convertible into Company common stock at a fixed conversion price of $0.14 per share. In the event that the Company issues Company common stock or derivatives convertible into Company common stock for a price less than the fixed conversion price, then the fixed conversion price is reset to the lower price on a full-ratchet basis. This note matures in three years. This cash will be restricted for use until approved acquisition targets identified by the Company are approved by Laurus. A portion of Laurus's revolving line of credit was used to pay off all outstanding borrowings from North Fork Bank. The Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 12.0 million shares of the Company's common stock. The exercise price for the first 6.0 million shares acquired under the warrant is $0.29 per share, the exercise price for the next 3.0 million shares acquired under the warrant is $0.31 per share, and the exercise price for the final 3.0 million shares acquired under the warrant is $0.35 per share. The common stock purchase warrant expires on August 16, 2011. The Company paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance provided to the Company by Laurus. As of September 30, 2004, $3.2 million was outstanding under the revolving line of credit. The interest rate on the revolving line and the acquisition note was 5.75% during September 2004. As a result of the beneficial conversion feature, a discount on debt issued of $4.1 million was recorded and is being amortized to interest expense over the three year life of the debt agreement.

      In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, "Sands") three subordinated secured convertible promissory notes equaling $1,000,000 (the "Notes"), each with an annual interest rate of 8% expiring September 22, 2005. The Notes are secured by substantially all corporate assets, but subordinate to Laurus. The Notes are convertible into shares of the Company's common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a "Qualified Financing"). The conversion price of the shares of the Company's common stock issuable upon conversion of the Notes shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to convert the Notes at a fixed conversion price of $0.14 per share. In the event that the Company issues stock or derivatives convertible into common stock for a price less the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. The Company also issued Sands three common stock purchase warrants (the "Warrants") providing Sands with the right to purchase 6,000,000 shares of common stock. The exercise price of the shares of common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $0.14 per share. The latest that the Warrants may expire is September 8, 2008. Finally, the Company engaged Sands Brothers International Limited as its non-exclusive financial advisor at $6,000 per month for a period of one year. As a result of the beneficial conversion feature, a discount on debt issued of $0.6 million was recorded in September 2004 and is being amortized to interest expense over the one year life of the debt agreement.

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

      CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS

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

      The Company's financial instruments also include a financial instrument in which the warrants issued to Laurus Master Fund and to Sands Brothers contained registration rights agreements which contained liquidated damages provisions.
Accordingly, Black Scholes calculations were performed to determine the fair value of the warrants that are classified as a financial instument. The financial instrument is revalued to fair value each reporting period with the associated gain or loss on the revaluation recorded as a component of income
(loss) from continuing operations.

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

      In connection with our acquisitions of DeLeeuw Associates, Inc. in March 2004 and Evoke Software Corporation in June 2004, we misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 99-12. As a result, we were required in March 2005 to restate our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. Management determined that the disclosure controls and procedures for these three quarters were not effective.

      In light of the need for these restatements and the material weakness in our valuation and purchase accounting for recent acquisitions, commencing in the first quarter of our 2005 fiscal year, we are continually reviewing our disclosure, financial information and internal controls and procedures regarding these areas for future acquisitions. This review will include efforts by our management and directors, as well as the use of additional outside resources, as follows:

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

      In addition, we previously identified two internal control matters. Neither relates to the subject matter of the material weakness described above, yet combined with the above-referenced material weakness, constitute in the aggregate a material weakness in our internal control over financial reporting. These internal control matters, identified by Friedman LLP, our independent registered public accounting firm, are summarized as follows:

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

      In connection with our financing transactions with Laurus Master Fund, Ltd. and Sands Brothers Venture Capital, we misapplied generally accepted accounting principles whereby we did not value the warrants associated with those transactions. We had previously accounted for these warrants by calculating the fair value of the warrants using an option pricing model and attributing a portion of the underlying debt associated to the warrants by recording the value of the warrants as a component of stockholders' equity and a corresponding reduction of the debt. The value of these warrants are now reflected as a financial instrument in the current liabilities section of the Condensed Consolidated Balance Sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which linked to an effective registration of such securities. Accordingly, we applied EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and accounted for the warrants as a liability. We are also required to revalue the liability at each reporting period to reflect the current fair value of the financial instruments. As a result, we were required in November 2005 to restate our financial statements for the quarters ended September 30, 2004, March 31, 2005 and June 30, 2005, and for the year ended December 31, 2004. Management determined that the disclosure controls and procedures for these three quarters and year end were not effective.

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

We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of 2005, although there can be no assurance that we will do so.

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

      Our company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. During the first quarter of 2004, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Subsequent to the first quarter of 2004, in connection with the preparation of the Registration Statement, our management identified certain weaknesses in our internal control procedures and in our valuation and purchase accounting of our acquisitions in 2004 and in our complex financing transactions. Our management and Board have adopted corrective measures as described in the third and fourth paragraphs of this Controls and Procedures section above. The following measures have materially affected our internal control over financial reporting since our last Quarterly Report:

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

                                 November 21, 2005