Form 10KSB/A
period 2004-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-11-21
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 2

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

Explanatory Note

         This Amendment No. 2 to this Annual Report of Form 10-KSB/A for the year ended December 31, 2004 was filed in order to restate the consolidated financial statements as of and for the year ended December 31, 2004 to revise the accounting treatment for the Company's issuance of financial instruments in August and September 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments at December 31, 2004.

         Parts 1 and 2 have been amended herein to reflect this change. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing. All information contained in this amendment and the original filing is subject to updating and supplementing as provided in periodic reports subsequent to the original filing date of this Form 10-KSB/A with the Securities and Exchange Commission.

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

      The fair value of the 12.0 million warrants was determined to be $2.4 million using the Black-Scholes option pricing model. The assumptions used in the fair value calculation were as follows: stock prices of $0.21, exercise prices of $0.29, $0.31 and $0.35 (as applicable), term of seven years, volatility (annual) of 150.65%, annual rate of quarterly dividends of 0%, a risk free rate of 1.33%, and the fair value per share of the warrants was accordingly calculated to be $0.20. The Company has recorded a current liability for the fair value of this financial instrument. The financial instrument is to be adjusted at the end of each reporting period to reflect the fair value of the instrument. The resulting gain or loss from this revaluation will be recorded as a component of the loss from operations.

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

         During the fiscal years ended December 31, 2004 and December 31, 2003, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the fiscal year ended December 31, 2004, we sustained a net loss in the approximate amount of ($33.3 million). $23.3 million of the loss resulted from impairment of goodwill and intangibles for the year ended December 31, 2004 as a result of our annual impairment review for the DeLeeuw Associates and Evoke acquisitions and goodwill recorded for other assets(see Management's Discussion and Analysis or Plan of Operation - Goodwill Impairment). During the fiscal year ended December 31, 2003, we sustained a net loss in the approximate amount of ($307,000). If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We may continue to generate losses from the ongoing business prior to returning the Company to profitability.

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

Results of Operations

         The following table sets forth selected financial data for the periods indicated:

                                          Selected Statement of Operations Data
                                             for the Years Ended December 31,
                                             ----------------------------------
                                                  2004                  2003
                                               (Restated)
                                             ----------------------------------
Net sales                                    $ 25,166,517          $ 14,366,456
Gross profit                                    6,152,992             4,100,648
Net loss                                      (33,271,013)             (306,763)
Net loss per share:
    Basic                                    $      (0.05)         $      (0.00)
    Diluted                                  $      (0.05)         $      (0.00)


                                        Selected Statement of Financial Position
                                           Data for the Years Ended December 31,
                                             ----------------------------------
                                                                       2004
                                                                    (Restated)
                                             ----------------------------------
Working capital                                                    $ (7,368,091)
Total assets                                                         29,061,559
Long-term debt                                                        6,967,430
Total stockholders'
equity                                                                8,043,142

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

         Working capital deficit is ($7.4 million) as of December 31, 2004 compared to ($0.7 million) as of December 31, 2003. The Company's working capital position has deteriorated during the current year primarily due to losses incurred by the Company and liabilities assumed as a result of the acquisition of Evoke. The losses generated by the Company and the payments in settlement of Evoke's obligations have resulted in the need for $1.9 million of additional borrowings against the Company's line of credit, a $1.0 million loan on a short term note payable, $0.5 million raised through the sale of Company common stock, and $0.3 million of loans to the Company by the Chief Executive Officer and the Chief Operating Officer of the Company.

         Cash used by operations during the year ended December 31, 2004 was $4.4 million, an increase in cash used by operations of $3.9 million from the year ended December 31, 2003. This increase in cash used by operations is primarily due to a $4.0 million "cash-based" loss from operations, as determined by adding the non-cash charges incurred of $28.9 million to the reported loss of $33.3 million for the year ended December 31, 2004, a $1.3 million increase in accounts receivable, a $0.4 million increase in the related party receivables, and a $0.1 million increase in prepaid expenses during the year, which was partially offset by an increase in accounts payable and accrued expenses of $1.2 million, and an increase in deferred revenue of $0.1 million. Trade accounts receivable increased primarily due to $0.9 million of receivables attributable to DeLeeuw Associates which was acquired in March 2004 and $0.8 million for Evoke, both of which were acquired during 2004. The increase in the related party receivables is due to billings to LEC for work performed under a subcontractor agreement beginning in December 2003. The Company acquired 49% of LEC in 2004. Accounts payable and accrued expenses increased primarily due to $0.4 million related to DeLeeuw Associates and $0.8 million related to Evoke.

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

         The fair value of the 12.0 million warrants was determined to be $2.4 million using the Black-Scholes option pricing model. The assumptions used in the fair value calculation were as follows: stock prices of $0.21, exercise prices of $0.29, $0.31 and $0.35 (as applicable), term of seven years, volatility (annual) of 150.65%, annual rate of quarterly dividends of 0%, a risk free rate of 1.33%, and the fair value per share of the warrants was accordingly calculated to be $0.20. The Company has recorded the fair value of the warrants as a liability and this financial instrument will be revalued to fair value at the end of each reporting period. Any gain or loss resulting from this revaluation will be recorded as a component of income from continuing operations.

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

         10.7 Secured Convertible Minimum Borrowing Note, dated August 16, 2004 (filed as Exhibit 4.4 on Form 10-QSB on August 23, 2004).

         10.8 Secured Revolving Note, dated August 16, 2004 (filed as Exhibit
4.5 on Form 10-QSB on August 23, 2004).

         10.9 Secured Convertible Term Note, dated August 16, 2004 (filed as
Exhibit 4.6 on Form 10-QSB on August 23, 2004).

         10.10 Stock Pledge Agreement, dated August 16, 2004, among the Registrant and Laurus (filed as Exhibit 4.8 on Form 10-QSB on August 23, 2004).

         10.11 Restricted Account Agreement, dated August 16, 2004, among the Registrant, Laurus and North Fork Bank (filed as Exhibit 10.11 on Form 10-KSB/A on July 26, 2005).

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

         10.18 Consulting Agreement with Morgan Stanley & Co., Incorporated (filed as Exhibit 10.18 on Form SB-2/A on January 19, 2005).

         10.19 Consulting Agreement with Cellco Partnership (now known as Verizon Wireless) (filed as Exhibit 10.19 on Form SB-2/A on January 19, 2005).

         21 Subsidiaries of the Company (filed as Exhibit 21 on Form SB-2/A on September 30, 2004).

         23.1 Consent of Friedman LLP, Independent Registered Public Accounting Firm (filed herewith).

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

         As discussed in Note 1 to the financial statements, the Company did not account for warrants issued in connection with certain financing transactions in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" at December 31, 2004. Accordingly the Company has restated its discount on debt issued, financial instrument, long term debt, additional paid in capital, accumulated deficit, loss on financial instruments and interest expense to reflect the recording of the financial instruments.


/s/ Friedman LLP
------------------------
East Hanover, New Jersey
April 8, 2005
except for Notes 1, 7, 8 and 10 which are dated November 21, 2005

                    CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                                                          (Restated)
ASSETS
CURRENT ASSETS
    Cash                                                                $  1,028,146
    Restricted cash                                                           83,375
    Accounts receivable, net of allowance for
      doubtful accounts of $209,582                                        4,349,229
    Accounts receivable from related parties; (Note 20)                      781,100
    Prepaid expenses                                                         309,459
                                                                        ------------
      TOTAL CURRENT ASSETS                                                 6,551,309
                                                                        ------------
PROPERTY AND EQUIPMENT, at cost, net; (Note 4)                               587,575
                                                                        ------------
OTHER ASSETS
    Restricted cash                                                        4,269,377
    Goodwill                                                               4,690,972
    Intangible assets, net of accumulated
      amortization of $911,142; (Note 5)                                   3,627,096
    Deferred financing costs, net of accumulated
      amortization of $126,767; (Note 6)                                     766,542
    Discount on debt issued, net of accumulated amortization of
      $1,360,621; (Note 7)                                                 8,410,808
    Equity investments                                                       144,460
    Other assets                                                              13,420
                                                                        ------------
                                                                          21,922,675
                                                                        ------------
      Total Assets                                                      $ 29,061,559
                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Line of credit; (Note 9)                                            $  3,733,403
    Current portion of long-term debt                                        120,834
    Accounts payable and accrued expenses                                  3,777,941
    Short term note payable, (Note 10)                                     1,000,000
    Deferred revenue                                                       1,327,222
    Financial instruments                                                  3,960,000
                                                                        ------------
      TOTAL CURRENT LIABILITIES                                           13,919,400

LONG-TERM DEBT, net of current portion, (Note 11)                          6,967,430
                                                                        ------------
      Total Liabilities                                                   20,886,830
                                                                        ------------
MINORITY INTEREST                                                            131,587
                                                                        ------------

COMMITMENTS AND CONTINGENCIES; (Note 19)                                          --
STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 1,000,000,000 shares authorized;
        772,082,096 issued and outstanding                                   772,082
    Additional paid in capital                                            40,764,881
    Accumulated deficit                                                  (33,499,119)
    Accumulated other comprehensive income                                     5,298
                                                                        ------------
      Total Stockholders' Equity                                           8,043,142
                                                                        ------------
      Total Liabilities and Stockholders' Equity                        $ 29,061,559
                                                                        ============

See Notes to Consolidated Financial Statements.

                    CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2004              2003
                                                            -------------     -------------
                                                             (Restated)
REVENUE:
 Services                                                   $  19,888,205     $  14,000,998
 Related party services                                         3,837,065           365,458
 Software                                                         293,504                --
 Support and maintenance                                        1,074,933                --
 Other                                                             72,810                --
                                                            -------------     -------------
                                                               25,166,517        14,366,456
COST OF REVENUE:
 Services (inclusive of stock-based compensation of $1.4
   million at December 31, 2004)                               15,451,392         9,964,234
 Related party services                                         3,345,318           301,574
 Software                                                         185,688
 Support and maintenance                                           31,127                --
 Other                                                                 --                --
                                                            -------------     -------------
                                                               19,013,525        10,265,808
                                                            -------------     -------------
GROSS PROFIT                                                    6,152,992         4,100,648
                                                            -------------     -------------
OPERATING EXPENSES
 Selling and marketing                                          4,087,617         1,552,766
 General and administrative (inclusive of stock-based
   compensation of $0.1 million at December 31, 2004)           6,819,039         2,701,934
 Research and development                                         516,425                --
 Goodwill and intangibles impairment                           23,298,810                --
 Depreciation and amortization                                  1,117,209           213,158
                                                            -------------     -------------
                                                               35,839,100         4,467,858
                                                            -------------     -------------
LOSS FROM OPERATIONS                                          (29,686,108)         (367,210)
                                                            -------------     -------------
OTHER INCOME (EXPENSE)
 Equity in earnings from investments                                5,684                --
 Other income                                                       8,531                --
 Loss on financial instrument                                    (360,000)               --
 Interest income                                                   22,388             5,400
 Interest expense                                              (3,138,521)         (135,753)
                                                            -------------     -------------
                                                               (3,461,918)         (130,353)
                                                            -------------     -------------
LOSS BEFORE INCOME TAXES (BENEFIT) AND MINORITY INTEREST      (33,148,026)         (497,563)

INCOME TAXES (BENEFIT)                                            190,800          (190,800)
                                                            -------------     -------------
LOSS BEFORE MINORITY INTEREST                                 (33,338,826)         (306,763)

MINORITY INTEREST                                                  67,813                --
                                                            -------------     -------------
NET LOSS                                                    $ (33,271,013)    $    (306,763)
                                                            =============     =============
UNAUDITED PRO FORMA DATA (Note 1):
  Loss before income taxes (benefit)                        $          --     $    (497,563)
  Income taxes (benefit)                                               --          (198,727)
                                                            -------------     -------------
  Net loss                                                  $ (33,271,013)    $    (298,836)
                                                            =============     =============

Net loss per share:
  Basic                                                     $       (0.05)    $       (0.00)
  Diluted                                                   $       (0.05)    $       (0.00)
Shares used to compute net loss per share:
  Basic                                                       698,220,972       450,000,000
  Diluted                                                     698,220,972       450,000,000

See Notes to Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               Accumulated
                                                                              Additional        Retained          Other
                                              Common          Capital          Paid-in          Earnings      Comprehensive
                                              Shares           Stock           Capital          (Deficit)         Income
                                            -----------     ------------     ------------     ------------     ------------
                                                                              (Restated)       (Restated)
Balance, December 31, 2002, as restated         900,000     $        900     $    140,800     $    629,237     $         --
 Net loss                                            --               --               --         (306,763)              --
 Issuance of Common Stock                       100,000              100        1,522,338               --               --
 Distributions to stockholders                       --               --         (216,888)        (550,580)              --
                                            -----------     ------------     ------------     ------------     ------------
Balance, December 31, 2003                    1,000,000     $      1,000     $  1,446,250     $   (228,106)    $         --

 Net loss                                            --               --               --      (33,271,013)
 Foreign currency translation                        --               --               --               --            5,298
 Effect of Conversion Services
   International recapitalization            (1,000,000)          (1,000)           1,000               --               --
 Relative fair value of warrants issued              --               --          500,000               --               --
 Issuance of Common Stock in
   connection with the reverse
     merger into LCS Golf                   593,000,000          593,000         (593,000)              --               --
 Issuance of Common Stock in
   connection with the acquisition
     of DeLeeuw Associates, Inc.             80,000,000           80,000       15,760,000               --               --
 Issuance of Common Stock in connection
   with the conversion of debt
     into Company stock                      19,047,619           19,048        1,980,952               --               --
 Issuance of Common Stock in
   connection with the acquisition
     of Evoke Software Corporation           76,463,049           76,463       12,307,635               --               --
 Issuance of Common Stock in connection
   with a stock purchase agreement            3,571,428            3,571          496,429               --               --
 Compensation expense for stock
   and stock option grants                           --               --        1,479,902               --               --
 Discount on debt issued                             --               --        6,171,427               --               --
 Unsecured convertible line of
   credit beneficial conversion feature              --               --        1,214,286               --               --

 Total comprehensive loss                            --               --               --               --               --

                                            -----------     ------------     ------------     ------------     ------------
Balance, December 31, 2004                  772,082,096     $    772,082     $ 40,764,881     $(33,499,119)    $      5,298
                                            ===========     ============     ============     ============     ============

                                                   Total
                                               Stockholders'    Comprehensive
                                                  Equity             Loss
                                               ------------     -------------
                                                (Restated)        (Restated)
Balance, December 31, 2002, as restated        $    770,937
 Net loss                                          (306,763)       (306,763)
 Issuance of Common Stock                         1,522,438
 Distributions to stockholders                     (767,468)
                                               ------------     -------------
Balance, December 31, 2003                     $  1,219,144        (306,763)
                                                                =============

 Net loss                                       (33,271,013)    (33,271,014)
 Foreign currency translation                         5,298           5,298
 Effect of Conversion Services
   International recapitalization                        --
 Relative fair value of warrants issued             500,000
 Issuance of Common Stock in
   connection with the reverse
     merger into LCS Golf                                --
 Issuance of Common Stock in
   connection with the acquisition
     of DeLeeuw Associates, Inc.                 15,840,000
 Issuance of Common Stock in connection
   with the conversion of debt
     into Company stock                           2,000,000
 Issuance of Common Stock in
   connection with the acquisition
     of Evoke Software Corporation               12,384,098
 Issuance of Common Stock in connection
   with a stock purchase agreement                  500,000
 Compensation expense for stock
   and stock option grants                        1,479,902
 Discount on debt issued                          6,171,427
 Unsecured convertible line of
   credit beneficial conversion feature           1,214,286
                                                                -----------
 Total comprehensive loss                                --     (33,572,479)
                                                                ===========
                                               ------------
Balance, December 31, 2004                     $  8,043,142
                                               ============

See Notes to Consolidated Financial Statements.


                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                       2004              2003
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(33,271,013)     $   (306,763)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of
        leasehold improvements                                                          180,001            95,837
      Amortizaton of intangible assets                                                  821,432            82,800
      Amortization of discount on debt                                                  760,620                --
      Amortization of relative fair value of warrants issued                            660,652                --
      Amortization of deferred financing costs                                          134,402            34,521
      Beneficial conversion feature associated with convertible debt
        instruments                                                                   1,214,286                --
      Deferred taxes                                                                    190,800          (190,800)
      Goodwill and intangibles impairment                                            23,298,810                --
      Compensation expense for stock options and stock issued                         1,479,902                --
      Loss on financial instrument                                                      360,000                --
      Allowance for doubtful accounts                                                   117,582            42,000
      Conversion of accrued interest to additional paid-in capital                           --            22,438
      Write-off deferred loan costs                                                      45,213                --
      Loss on disposal of equipment                                                      88,190                --
      Income from equity investments                                                     (5,684)               --
      Minority interest in Evoke Software Corporation                                   (67,813)               --
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                                (1,252,116)         (268,325)
      Increase in accounts receivable from related parties                             (388,100)               --
      Increase in prepaid expenses                                                     (120,092)          (50,611)
      (Increase) decrease in other assets                                                14,721            (2,070)
      Increase (decrease) in accounts payable and accrued expenses                    1,217,749              (327)
      Increase in deferred revenue                                                       73,179                --
                                                                                   ------------      ------------
         Net cash used in operating activities                                       (4,447,279)         (541,300)
                                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                               (147,833)          (93,640)
   Investment in DeLeeuw Associates, net of cash acquired                            (2,010,266)               --
   Investment in Evoke Software Corp., net of cash acquired                             334,073                --
   Collection of note receivable                                                             --             2,100
   Acquisition of intangible assets and goodwill                                             --           (11,951)
   Equity investment in Leading Edge Communications Corp.                               (83,000)               --
                                                                                   ------------      ------------
         Net cash used in investing activities                                       (1,907,026)         (103,491)
                                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                                                            --            (5,661)
   Net advances under line of credit                                                  1,950,704         1,112,863
   Issuance of convertible line of credit notes                                              --         1,500,000
   Issuance of short-term note payable                                                1,000,000                --
   Issuance of long-term note payable                                                 4,730,623                --
   Deferred loan costs in connection with line of credit                               (893,309)               --
   Principal payments on long-term debt                                                (665,085)         (777,957)
   Proceeds from sale of Company common stock                                           500,000                --
   Principal payments on capital lease obligations                                      (85,595)               --
   Distributions to stockholders                                                             --          (767,468)
   Due from stockholders                                                                     --            (5,400)
   Proceeds from repayment of stockholder loans                                         203,623                --
   Long-term note payable to shareholders                                               307,981                --
   Restricted cash                                                                      (83,375)               --
                                                                                   ------------      ------------
      Net cash provided by financing activities                                       6,965,567         1,056,377
                                                                                   ------------      ------------
      Effect of exchange rate changes on cash and cash equivalents                        5,298                --
NET INCREASE IN CASH                                                                    616,560           411,586
CASH, beginning of year                                                                 411,586                --
                                                                                   ------------      ------------
CASH, end of year                                                                  $  1,028,146      $    411,586
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

On August 16, 2004, the Company executed a revolving line of credit agreement and a secured convertible term note with the Laurus Master Fund ("Laurus"), whereby the Company will have access to a $6,000,000 revolving line of credit and an additional $5,000,000 cash to be used for acquisitions. These notes provide beneficial conversion features to Laurus and, as a result, the Company has recorded a $4,100,000 discount on debt in the September quarter which will be amortized to interest expense over the three year life of the debt instrument. Additionally, warrants to purchase up to 12,000,000 shares of Company stock were issued as part of the above transaction. The fair value of the warrants have been recorded as a liability and this financial instrument is being revalued to fair value each reporting period. Any gain or loss resulting from this revaluation is recorded as a component of income from continuing operations. See footnote 8 -- Line of Credit for further discussion surrounding this transaction.

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

      Discount on debt

      The Company has recorded the proceeds received from convertible debt instruments between the underlying debt instrument and the detachable warrants and has recorded the discount on the debt instrument due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to interest expense over the life of the related debt instruments, which currently range from one to five years. The Company has also recorded the fair value of financial instruments as a discount on debt and is recording amortization over the life of the related debt.

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


                                                             Year ended
                                                          December 31, 2004
                                                        --------------------
                                                             (Restated)
Net loss:
    As reported                                          $    (33,271,013)
    Add: Stock based compensation expense recorded              1,466,777
    Less: Compensation expense per SFAS 123                    (2,998,232)
                                                         ----------------
    Pro forma                                            $    (34,802,468)
                                                         ================

Net loss per share:
    As reported
         Basic                                           $          (0.05)
         Diluted                                                    (0.05)
    Pro forma
         Basic                                           $          (0.05)
         Diluted                                                    (0.05)
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

      Concentrations of credit risk and financial statements

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

      Restatement of financial statements (unaudited)

      At December 31, 2004, the Company restated its financial statements to adjust previously reported amounts to properly reflect the recording of financial instruments as a current liability at the fair value of the financial instrument at December 31, 2004.

      A summary of the balance sheet and income statement effects of the restatement for the year ended December 31, 2004 is as follows:


                                                December 31, 2004
                                      ------------------------------------
                                        As reported            Restated
                                      ---------------      ---------------
Discount on debt issued, net          $     6,654,570      $     8,410,808
Total assets                               27,305,321           29,061,559
Financial instrument                               --            3,960,000
Total current liabilities                   9,547,991           13,919,400
Long-term debt                              5,181,369            6,967,430
Total liabilities                          14,729,360           20,886,830
Additional paid in capital                 44,756,294           40,764,881
Accumulated deficit                       (33,089,300)         (33,499,119)


                                        The year ended December 31, 2004
                                      ------------------------------------
                                        As reported            Restated
                                      ---------------      ---------------
Loss from operations                      (29,686,108)         (29,686,108)
Loss on financial instrument                       --             (360,000)
Interest expense                           (3,088,702)          (3,138,521)
Loss before income taxes and
  minority interest                       (32,738,207)         (33,148,026)
Loss before minority interest             (32,929,007)         (33,338,826)
Net loss                                  (32,861,194)         (33,271,013)
Loss per share                                  (0.00)               (0.00)

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

                                   Year ended            Year ended
                               December 31, 2003      December 31, 2004
                               ----------------------------------------
Revenues                         $ 22,422,859           $ 28,641,133
Net Loss                         $ (3,548,881)          $(33,271,014)
Net Loss per share               $      (0.01)          $      (0.05)


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


                                           December 31,
                                              2004
                                           (Restated)       Amortization period
                                         --------------------------------------
Laurus Master Fund                        $ 4,100,000         3   years
Sands Brothers                                571,429         1   year
Taurus Advisory Group                       1,500,000         5   years
Financial Instrument                        3,600,000         1-3 years
                                          -----------
                                            9,771,429
Accumulated amortization                   (1,360,621)
                                          -----------
                                          $ 8,410,808
                                          ===========

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

      The Company used a fair-value option pricing model to value the stock warrants. The value of these warrants has been reflected as a financial instrument in the current liabilities section of the Condensed Consolidated Balance Sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and accounted for the warrants as a liability. The Company is also required to revalue the liability at each reporting period to reflect the current fair value of the financial instrument. The gain or loss associated with this revaluation is recorded as a component of income (loss) from continuing operations. During the year ended December 31, 2004, the Company has recorded a $360,000 loss on the revaluation of these financial instruments.

Note 9 - Line of credit

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

      The fair value of the warrant to purchase 12.0 million common shares was determined to be $2.4 million using the Black-Scholes option pricing model. The assumptions used in the fair value calculation were as follows: stock prices of $0.21, exercise prices of $0.29, $0.31 and $0.35 (as applicable), term of seven years, volatility (annual) of 150.65%, annual rate of quarterly dividends of 0%, a risk free rate of 1.33%, and the fair value per share of the warrants was accordingly calculated to be $0.20. The fair value of the warrants was recorded as a liability and is being revalued to fair value each reporting period. Any gain or loss resulting from the revaluation is being recorded as a component of income from continuing operations.

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

Note 10 - Short Term Notes Payable

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

      The fair value of the 6.0 million warrants was recorded as a liability in the financial statements. The value of this financial instrument is adjusted to market value each quarter. The note also includes a beneficial conversion feature and a discount on debt was recorded in the amount of $571,429.

Note 11 - Long Term Debt

Long-term debt consisted of the following:

                                                               December 31,
                                                                   2004
                                                              --------------
                                                                (Restated)
Secured convertible term note with a maturity date of
August 16, 2007 unless converted into common stock at
the note holder's option. The initial conversion price
is $0.14 per share. Interest accrues at a rate of prime
plus one percent. As of December 31, 2004, the interest
rate on this note was 6.25%. See note 8 - Line of
credit, Laurus Transaction, for further description of
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
                                                              --------------
                                                                   7,529,930

Relative fair values ascribed to warrants associated
with the above debt agreements. This amount is being
accreted to the debt instrument over the term of the
related debt agreement, which has a five year term.                 (441,666)
                                                              --------------
Subtotal                                                          7,088,264

Less: Current portion of long-term debt, including
obligations under capital leases of $120,834.                       (120,834)
                                                              --------------
                                                              $    6,967,430
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

Note 12 - Income Taxes

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

Note 13 - Common Stock

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

Note 14 - Common Stock Warrants

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

Note 15 - Stock Based Compensation

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

Note 16 - Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      Basic and diluted loss per share were determined as follows:

                                                              For the years ended December 31,
                                                              --------------------------------
                                                                  2004              2003
                                                              -------------     -------------
                                                                (Restated)
Net loss available for common stockholders (A)                $ (33,271,013)    $    (306,763)
Weighted average outstanding shares of common stock (B)         698,220,972       450,000,000
Common stock and common stock equivalents (C)                   698,220,972       450,000,000

Loss per share:
  Basic (A/B)                                                 $       (0.05)    $       (0.00)
                                                              =============     =============
  Diluted (A/C)                                               $       (0.05)    $       (0.00)
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

Note 17 - Major Customers

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

Note 18 - Employee Benefit Plan

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

Note 19 - Commitments and Contingencies

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

Note 20 - Related Party Transactions

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

Note 21 - Segment Information

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

      The Company considers reportable segments as business units that offer different products and are managed separately.


                                                                As of and for the years ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                                      2004                                                 2003
                               -----------------------------------------------     -----------------------------------------------
                                  Services         Software       Consolidated       Services          Software       Consolidated
                               ------------      ------------     ------------     ------------      ------------     ------------
                                (Restated)                         (Restated)
Net revenues from external
  customers                    $ 23,798,080      $  1,368,437     $ 25,166,517     $ 14,366,456      $         --     $ 14,366,456
Segment net loss                (19,670,494)      (13,600,519)     (33,271,013)        (306,763)               --         (306,763)
Interest income                      22,388                --           22,388            5,400                --            5,400
Interest expense                  2,188,913           949,609        3,138,522          135,753                --          135,753
Depreciation and
  amortization                      468,235           648,974        1,117,209          213,158                --          213,158
Total segment assets             24,264,672         4,796,887       29,061,559        4,759,900                --        4,759,900

Geographic Information

                                           For the year ended December 31,
                                           -------------------------------
                                               2004              2003
                                           -----------       -----------
Revenues:
  United States                             $24,925,008       $14,366,456
  International                                 241,509                --
                                            -----------       -----------
                                            $25,166,517       $14,366,456
                                            ===========       ===========

                                                   As of December 31,
                                            -----------------------------
                                                2004              2003
                                            -----------       -----------
Long-lived assets:
  United States                             $   585,019       $   270,696
  International                                   2,556                --
                                            -----------       -----------
                                            $   587,575       $   270,696
                                            ===========       ===========

The software segment had one customer during 2004, Wellpoint that comprised 10.5% of segment revenues. There was no software segment in 2003.


Note 22 - Subsequent Events

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

Dated: November 21, 2005


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

Signature Title Date

/s/ Scott Newman                    President, Chief Executive                  November 21, 2005
----------------                    Officer and Chairman
Scott Newman

/s/ Mitchell Peipert                Vice President, Chief Financial
--------------------                Officer, Secretary and Treasurer            November 21, 2005
Mitchell Peipert

/s/ Glenn Peipert                   Executive Vice President, Chief
-----------------                   Operating Officer and Director              November 21, 2005
Glenn Peipert

/s/ Lawrence K. Reisman             Director                                    November 21, 2005
-----------------------
Lawrence K. Reisman

/s/ Joseph Santiso                  Director                                    November 21, 2005
-----------------------
Joseph Santiso