Form 10QSB/A
period 2005-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-11-21
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A

                                 Amendment No.2

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

Explanatory Note

This Amendment No. 2 to this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005 was filed in order to the consolidated financial statements as of and for the three months ended March 31, 2005 to revise the accounting treatment for the Company's issuance of financial instruments in August and September 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments at March 31, 2005.

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

            Conversion Services International, Inc. and Subsidiaries
                                   Form 10-QSB

                                      Index

                     Part I. -- Financial Information Page

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited).......3

   Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (restated) (unaudited).....................4

   Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (restated) (unaudited)......................5

   Notes to Condensed Consolidated Financial Statements (unaudited)............7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................23

Item 3.  Controls and Procedures..............................................34

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................37

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

ASSETS                                                                                       (Restated)
CURRENT ASSETS
        Cash                                                                               $  1,205,172
        Accounts receivable, net of allowance for doubtful accounts of $259,147               3,676,742
        Accounts receivable from related parties; (Note 17)                                     782,830
        Prepaid expenses                                                                        263,114
                                                                                           ------------
            TOTAL CURRENT ASSETS                                                              5,927,858
                                                                                           ------------

PROPERTY AND EQUIPMENT, at cost, net; (Note 3)                                                  564,697
                                                                                           ------------

OTHER ASSETS
        Restricted cash                                                                       4,293,569
        Goodwill                                                                              4,690,972
        Intangible assets, net of accumulated amortization of $1,191,031; (Note 4)            3,347,207
        Deferred financing costs, net of accumulated amortization of $222,653; (Note 5)         670,656
        Discount on debt issued, net of accumulated amortization of $2,424,093; (Note 6)      7,347,336
        Equity investments                                                                      188,184
        Other assets                                                                             80,088
                                                                                           ------------
                                                                                             20,618,012
                                                                                           ------------

            Total Assets                                                                   $ 27,110,567
                                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Line of credit; (Note 7)                                                           $  3,784,623
        Current portion of long-term debt                                                       129,890
        Accounts payable and accrued expenses                                                 3,314,514
        Short term note payable, (Note 9)                                                     1,000,000
        Related party short term note payable; (Note 17)                                        299,554
        Deferred revenue                                                                      1,783,097
        Financial Instruments                                                                 4,260,000
                                                                                           ------------
            TOTAL CURRENT LIABILITIES                                                        14,571,678

LONG-TERM DEBT, net of current portion; (Note 10)                                             6,660,087

                                                                                           ------------
            Total Liabilities                                                                21,231,765
                                                                                           ------------

MINORITY INTEREST                                                                               100,885
                                                                                           ------------

COMMITMENTS AND CONTINGENCIES; (Note 16)                                                             --

STOCKHOLDERS' EQUITY
        Common stock, $0.001 par value, 1,000,000,000 shares authorized;
            781,010,668 issued and outstanding                                                  781,011
        Additional paid in capital                                                           42,021,747
        Accumulated deficit                                                                 (37,027,539)
        Accumulated other comprehensive income                                                    2,698
                                                                                           ------------
            Total Stockholders' Equity                                                        5,777,917
                                                                                           ------------

            Total Liabilities and Stockholders' Equity                                     $ 27,110,567
                                                                                           ============

See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended March 31,
                                                           ------------------------------
                                                               2005             2004
                                                           -------------    -------------
                                                             (Restated)       (Restated)
REVENUE:
  Services                                                 $   5,015,293    $   4,234,471
  Related party services                                       1,096,402          969,887
  Software                                                       293,368               --
  Support and maintenance                                        432,005               --
  Other                                                           35,470           57,679
                                                           -------------    -------------
                                                               6,872,538        5,262,037

COST OF REVENUE:
  Services                                                     3,528,596        3,073,240
  Related party services                                       1,011,858          756,624
  Software                                                        44,450               --
  Support and maintenance                                         13,068               --
  Other                                                               --            9,436
                                                           -------------    -------------
                                                               4,597,972        3,839,300

                                                           -------------    -------------
GROSS PROFIT                                                   2,274,566        1,422,737
                                                           -------------    -------------

OPERATING EXPENSES
  Selling and marketing                                        1,527,223          581,425
  General and administrative                                   1,940,135        1,412,952
  Research and development                                       241,676               --
  Depreciation and amortization                                  431,456           50,244
                                                           -------------    -------------

                                                               4,140,490        2,044,621
                                                           -------------    -------------

LOSS FROM OPERATIONS                                          (1,865,924)        (621,884)
                                                           -------------    -------------

OTHER INCOME (EXPENSE)
  Equity in income (losses) from investments                      43,292           (1,602)
  Other income (expense)                                          (2,191)           6,551
  Interest income                                                 24,192              443
  Interest expense                                            (1,458,490)         (32,553)
  Loss on financial instrument                                  (300,000)              --
                                                           -------------    -------------

                                                              (1,693,197)         (27,161)
                                                           -------------    -------------

LOSS BEFORE INCOME TAXES (BENEFIT) AND MINORITY INTEREST      (3,559,121)        (649,045)

INCOME TAXES (BENEFIT)                                                --         (215,600)

                                                           -------------    -------------
LOSS BEFORE MINORITY INTEREST                                 (3,559,121)        (433,445)

MINORITY INTEREST                                                 30,702               --

                                                           -------------    -------------
NET LOSS                                                   $  (3,528,419)   $    (433,445)
                                                           =============    =============

  Basic                                                    $       (0.00)   $       (0.00)
  Diluted                                                  $       (0.00)   $       (0.00)

Shares used to compute net loss per share:
  Basic                                                      772,974,953      572,700,000
  Diluted                                                    772,974,953      572,700,000

See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three months ended March 31,
                                                                                   --------------------------
                                                                                      2005           2004
                                                                                   -----------    -----------
                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(3,528,419)   $  (433,445)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of leasehold improvements                         55,680         16,623
        Amortizaton of intangible assets                                               279,889         34,160
        Amortization of discount on debt                                               563,472             --
        Amortization of relative fair value of warrants issued                         522,955             --
        Amortization of deferred financing costs                                        95,886             --
        Deferred taxes                                                                      --       (215,600)
        Compensation expense for stock options and stock issued                         15,794             --
        Loss on financial instrument                                                   300,000             --
        Allowance for doubtful accounts                                                 35,412         18,874
        Write-off deferred loan costs                                                       --         24,862
        Loss on disposal of equipment                                                       --         35,496
        (Income) loss from equity investments                                          (43,724)         1,602
        Minority interest in Evoke Software Corporation                                (30,702)            --
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                     637,075     (1,291,315)
        Increase in accounts receivable from related parties                            (1,730)            --
        Decrease in prepaid expenses                                                    46,345         37,587
        Increase in due from stockholders                                                   --         (1,365)
        (Increase) decrease in other assets                                            (66,667)        14,721
        Increase (decrease) in accounts payable and accrued expenses                  (463,431)       584,920
        Increase in deferred revenue                                                   455,875         89,242
                                                                                   -----------    -----------
            Net cash used in operating activities                                   (1,126,290)    (1,083,638)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                             (20,367)       (33,594)
     Investment in DeLeeuw Associates, net of cash acquired                                 --     (1,059,266)
                                                                                   -----------    -----------
            Net cash used in investing activities                                      (20,367)    (1,092,860)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                         --         84,150
     Net advances under line of credit                                                  51,220      2,548,201
     Line of credit repayment                                                               --     (1,789,110)
     Issuance of convertible line of credit notes                                           --      2,000,000
     Deferred loan costs in connection with line of credit / long term debt                 --        (30,534)
     Principal payments on long-term debt                                                   --       (673,818)
     Proceeds from sale of Company common stock                                      1,250,000             --
     Principal payments on capital lease obligations                                   (31,165)        (3,327)
     Principal payments on stockholder loans                                            (8,363)            --
     Restricted cash                                                                    59,183        (83,375)
                                                                                   -----------    -----------
        Net cash provided by financing activities                                    1,320,875      2,052,187
                                                                                   -----------    -----------

        Effect of exchange rate changes on cash and cash equivalents                     2,808             --

NET INCREASE IN CASH                                                                   177,026       (124,311)
CASH, beginning of period                                                            1,028,146        411,586
                                                                                   -----------    -----------

CASH, end of period                                                                $ 1,205,172    $   287,275
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

      Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated below:

                                                 Three months    Three months
                                                ended March 31, ended March 31,
                                                     2005            2004
                                                 -------------    -------------
                                                   (Restated)

Net loss:
       As reported                               $  (3,528,419)   $    (433,445)
       Less: Compensation expense per SFAS 123        (382,646)          (7,385)
                                                 -------------    -------------
       Pro forma                                 $  (3,911,065)   $    (440,830)
                                                 =============    =============

Net loss per share:
       As reported
                           Basic                 $       (0.00)   $       (0.00)
                           Diluted                       (0.00)   $       (0.00)
       Pro forma
                           Basic                 $       (0.00)           (0.00)
                           Diluted                       (0.00)           (0.00)
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

      The Company's financial instruments also include a financial instrument in which the warrants issued to Laurus Master Fund and to Sands Brothers contained registration rights agreements which contained liquidated damages provisions. In accordance with EITF 96-18 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's own stock", Black Scholes calculations were performed to determine the fair value of the warrants that are classified as a financial instrument. The financial instrument is revalued to fair value each reporting period with the associated gain or loss on the revaluation recorded as a component of income (loss) from continuing operations.

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

Restatement of Financial Statements (unaudited)

      At March 31, 2005, the Company restated its financial statements to adjust previously reported amounts to properly reflect the recording of financial instruments as a current liability and the fair value of the financial instrument at March 31, 2005.

      A summary of the balance sheet and income statement effects of the restatement for the three months ended March 31, 2005 is as follows:

                                                       March 31, 2005
                                                ---------------------------
                                                As reported      Restated
                                                ------------   ------------
Discount on debt issued, net                    $  5,993,516   $  7,347,336
Total assets                                      25,756,746     27,110,567
Short-term note payable                              727,272      1,000,000
Financial instrument                                      --      4,260,000
Total current liabilities                         10,038,950     14,571,678
Long-term debt                                     5,044,126      6,660,087
Total liabilities                                 15,083,076     21,231,765
Additional paid in capital                        46,013,159     42,021,747
Accumulated deficit                              (36,224,083)   (37,027,539)
Total Stockholders' Equity                        10,572,785      5,777,917


                                                     Three months ended
                                                       March 31, 2005
                                                ---------------------------
                                                As reported      Restated
                                                ------------   ------------
Loss from operations                            $ (1,865,924)  $ (1,865,924)
Loss on financial instrument                              --       (300,000)
Interest expense                                  (1,364,854)    (1,458,490)
Loss before income taxes
   and minority interest                          (3,165,485)    (3,559,121)
Loss before minority interest                     (3,165,485)    (3,559,121)
Net loss                                          (3,134,783)    (3,528,419)
Loss per share                                         (0.00)         (0.00)

Note 2: Recent Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment
     Investment in DeLeeuw Associates, net of cash acquired equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after December 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

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

                                    March 31, 2005   Amortization period
                                 -----------------------------------------
                                      (Restated)
Laurus Master Fund                    $ 4,100,000         3 years
Sands Brothers                            571,429         1 year
Taurus Advisory Group                   1,500,000         5 years
Financial Instrument                    3,600,000       1-3 years
                                 -----------------
                                        9,771,429
Accumulated amortization               (2,424,093)
                                 -----------------
                                      $ 7,347,336
                                 =================

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

         The Company used a fair-value option pricing model to value the stock warrants. The value of these warrants has been reflected as a financial instrument in the current liabilities section of the Condensed Consolidated Balance Sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and accounted for the warrants as a liability. The Company is also required to revalue the liability at each reporting period to reflect the current fair value of the financial instrument. The gain or loss associated with this revaluation is recorded as a component of income (loss) from continuing operations. During the three months ended
March 31, 2005, the Company has recorded a $300,000 loss on the revaluation of these financial instruments.

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

Note 10 - Long term debt

Long-term debt consisted of the following:

                                                                                         March 31,
                                                                                           2005
                                                                                       -----------
                                                                                        (Restated)
Secured convertible term note with a maturity date of August 16, 2007 unless converted into common stock at the note holder's option. The initial conversion price is $0.14 per share. Interest accrues at a rate of prime plus one percent. As of March 31, 2005, the interest rate on this note was 6.75%. See
note 7 - Line of credit, for further description of this transaction.                   $5,000,000

Convertible  line of credit  note with a  maturity  date of June 6, 2009  unless converted into common stock at the Company or the note holder's option. Interest accrues at 7% per annum. The original conversion price to shares of common stock is equal to 75% of the average  trading price for the prior ten trading days. In
September  2004,  the price was reset to $0.105 per share. A warrant to purchase
4,166,666 shares of Company common stock was also issued.  The exercise price of the  warrant is $0.14 per share and the  warrant  expires  on June 6,  2009.  An allocation of the relative fair value of the warrant and the debt instrument was performed.  The relative fair value of the warrant was determined to be $500,000 and is being amortized to interest expense over the life of the note. A discount on debt issued of $1,500,000  was recorded in September  2004 based on the reset
conversion terms.                                                                        2,000,000

Notes  payable  under  capital  lease  obligations  payable to  various  finance companies for equipment at varying rates of interest, ranging from 18% to 32% as
of March 31, 2005, and have maturity dates through 2008.                                   206,642
                                                                                       -----------
                                                                                         7,206,642
Relative fair values ascribed to warrants associated with the above debt agreements. This amount is being accreted to the debt instrument over the term
of the related debt agreement, which has a five year term.                                (416,365)

                                                                                       -----------
Subtotal                                                                                 6,789,977

Less:  Current portion of long-term debt,  including  obligations  under capital
leases of $129,890.                                                                       (129,890)
                                                                                       -----------
                                                                                       $ 6,660,087
                                                                                       ===========
Future annual payments of long-term debt is as follows:

                     Years Ending March 31,
                     ----------------------

                              2006                                                     $   129,890
                              2007                                                       5,069,614
                              2008                                                           7,138
                              2009                                                       2,000,000
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

Note 11 - Income Taxes

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

Note 13 - Stock Based Compensation

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

Note 14 - Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      Basic and diluted loss per share were determined as follows:

                                                        For the three months ended March 31,
                                                          ------------------------------
                                                              2005            2004
                                                          -------------    -------------
                                                           (Restated)       (Restated)
Net loss available for common stockholders (A)            $  (3,528,419)   $    (433,445)
Weighted average outstanding shares of common stock (B)     772,974,953      572,700,000
Common stock and common stock equivalents (C)               772,974,953      572,700,000

Loss per share:
    Basic (A/B)                                           $       (0.00)   $       (0.00)
                                                          =============    =============
    Diluted (A/C)                                         $       (0.00)   $       (0.00)
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

Note 15 - Major Customers

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

Note 16 - Commitments and Contingencies

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

Note 17 - Related Party Transactions

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

Note 18 - Segment Information

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

      The Company considers reportable segments as business units that offer different products and are managed separately.

                                                                As of and for the three months ended March 31,
                                        --------------------------------------------------------------------------------------------
                                                          2005                                             2004
                                        --------------------------------------------    --------------------------------------------
                                           Services      Software       Consolidated      Services       Software      Consolidated
                                        --------------------------------------------    --------------------------------------------
                                         (Restated)                      (Restated)      (Restated)                     (Restated)
Net revenues from external customers    $  6,245,117   $    627,421     $  6,872,538    $  5,262,037    $         --   $  5,262,037
Segment net loss                          (2,455,685)    (1,072,734)      (3,528,419)       (433,445)             --       (433,445)
Interest income                               24,192             --           24,192             443              --            443
Interest expense                             969,053        489,437        1,458,490          32,553              --         32,553
Depreciation and amortization                192,830        238,626          431,456          50,244              --         50,244

Total segment assets                      25,426,647      1,683,920       27,110,567      23,357,111              --     23,357,111

Geographic Information

                                            For the three months ended March 31,
                                            ------------------------------------
                                                 2005                  2004
                                            ------------------------------------

Revenues:
     United States                            $ 6,717,990           $ 5,262,037
     International                                154,548                    --
                                            ------------------------------------
                                              $ 6,872,538           $ 5,262,037
                                            ====================================

                                                      As of March 31,
                                            ------------------------------------
                                                 2005                  2004
                                            ------------------------------------

Long-lived assets:
     United States                            $  562,573
     International                                 2,124                    --
                                            ------------------------------------
                                              $  564,697            $       --
                                            ====================================

Note 19 - Pro Forma Results of Operations

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

Note 20 - Subsequent Events

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

Results of Operations

      The following table sets forth selected financial data for the periods indicated:

                                      Selected Statement of Operations Data for
                                            the three months Ended March 31,
                                      ------------------------------------------
                                                 2005                   2004
                                      ------------------------------------------
                                               (Restated)            (Restated)

Net sales                                     $ 6,872,538           $ 5,262,037
Gross profit                                    2,274,566             1,422,737
Net loss                                       (3,528,419)             (433,445)
Net loss per share:
     Basic                                    $     (0.00)          $     (0.00)
     Diluted                                  $     (0.00)          $     (0.00)

                                   Selected Statement of Financial Position Data
                                         for the three months ended March 31,
                                      ------------------------------------------
                                                2005
                                      -------------------
                                               (Restated)

Working capital                               $(8,643,820)
Total assets                                   27,110,567
Long-term debt                                  6,660,087
Total stockholders' equity                      5,777,917

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

Depreciation and amortization

      Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.4 million for the three months ended March 31, 2005 compared to $0.1 million for the three months ended March 31, 2004. The $0.3 million increase in depreciation and amortization during the three months ended March 31, 2005, as compared to the prior year period, is attributed to $0.2 million of amortization of the acquired Evoke and DeLeeuw Associates intangible assets during the quarter. The remaining $0.1 million of increased depreciation for the assets acquired from Evoke in June 2004 and for new assets purchased during the past year.

Interest Expense

      The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt issued of $0.3 million for the three months ended March 31, 2005 is also recorded as interest expense. Total interest expense recorded was $1.5 million for the three months ended March 31, 2005 compared to $33,000 for the three months ended March 31, 2004. This increase relates to the interest and penalties associated with the Laurus and Sands financing transactions described below in the liquidity and capital resources section.

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

      Working capital deficit is ($8.6 million) as of March 31, 2005 compared to ($7.4 million) as of December 31, 2004. The Company's working capital position has deteriorated during the current quarter primarily due to losses incurred by the Company. The losses generated by the Company have resulted in the need for the Company to raise $1.25 million through the sale of Company stock.

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

      Our company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. In connection with the preparation of the Registration Statement, our management identified certain weaknesses in our internal control procedures and in our valuation and purchase accounting of our acquisitions in 2004 and in our compex financing transactions. Our management and Board have adopted corrective measures as described in the third and fourth paragraphs of this Controls and Procedures section above. The following measures have materially affected our internal control over financial reporting since our last Quarterly Report:

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