Form 10QSB/A
period 2005-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-11-21
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

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

      Explanatory Note

      This Amendment No. 1 to this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 was filed in order to restate the consolidated financial statements as of and for the three and six months ended June 30, 2005 to revise the accounting treatment for the Company's issuance of financial instruments in August and September 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments at June 30, 2005.

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

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                                                                           (Restated)
ASSETS
CURRENT ASSETS
    Cash                                                                                 $     646,006
    Accounts receivable, net of allowance for doubtful accounts of $216,437                  4,305,995
    Accounts receivable from related parties; (Note 16)                                      1,060,053
    Prepaid expenses                                                                           376,813
                                                                                         -------------
        TOTAL CURRENT ASSETS                                                                 6,388,867
                                                                                         -------------

PROPERTY AND EQUIPMENT, at cost, net; (Note 3)                                                 539,702
                                                                                         -------------

OTHER ASSETS
    Restricted cash                                                                          4,327,295
    Goodwill                                                                                 4,690,972
    Intangible assets, net of accumulated amortization of $1,542,122; (Note 4)               2,996,116
    Deferred financing costs, net of accumulated amortization of $318,539; (Note 5)            574,770
    Discount on debt issued, net of accumulated amortization of $3,487,564; (Note 6)         6,283,865
    Equity investments                                                                         191,578
    Other assets                                                                               115,295
                                                                                         -------------
                                                                                            19,179,891
                                                                                         -------------

       Total Assets                                                                      $  26,108,460
                                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Line of credit; (Note 7)                                                             $   3,413,830
    Current portion of long-term debt                                                          133,527
    Accounts payable and accrued expenses                                                    3,189,132
    Note payable; (Note 9)                                                                   1,000,000
    Related party note payable; (Note 16)                                                    1,632,325
    Deferred revenue                                                                         1,759,205
    Financial instruments                                                                    1,920,000
                                                                                         -------------
       TOTAL CURRENT LIABILITIES                                                            13,048,019

LONG-TERM DEBT, net of current portion; (Note 10)                                            6,671,140

                                                                                         -------------
       Total Liabilities                                                                    19,719,159
                                                                                         -------------

MINORITY INTEREST                                                                               79,943
                                                                                         -------------

COMMITMENTS AND CONTINGENCIES; (Note 15)                                                            --

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 1,000,000,000 shares authorized;
       788,474,038 issued and outstanding                                                      788,474
    Additional paid in capital                                                              43,019,484
    Accumulated deficit                                                                    (37,502,640)
    Accumulated other comprehensive income                                                       4,040
                                                                                         -------------
       Total Stockholders' Equity                                                            6,309,358
                                                                                         -------------

       Total Liabilities and Stockholders' Equity                                        $  26,108,460
                                                                                         =============

See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended June 30,        Six months ended June 30,
                                                                 ------------------------------    ------------------------------
                                                                      2005            2004              2005            2004
                                                                 -------------    -------------    -------------    -------------
                                                                   (Restated)      (Restated)        (Restated)      (Restated)
REVENUE:
 Services                                                        $   5,417,199    $   5,516,838    $  10,432,492    $   9,751,309
 Related party services                                              1,075,235          870,667        2,171,637        1,840,554
 Software                                                              387,560          128,523          680,928          128,523
 Support and maintenance                                               496,003               --          928,008               --
 Other                                                                  30,250               --           65,720           57,679
                                                                 -------------    -------------    -------------    -------------
                                                                     7,406,247        6,516,028       14,278,785       11,778,065

COST OF REVENUE:
 Services                                                            3,860,470        3,658,907        7,389,066        6,732,147
 Related party services                                                923,596          718,978        1,935,454        1,475,602
 Software                                                               51,512            1,740           95,962            1,740
 Support and maintenance                                                13,068               --           26,136               --
 Other                                                                      --               --               --            9,436
                                                                 -------------    -------------    -------------    -------------
                                                                     4,848,646        4,379,625        9,446,618        8,218,925

                                                                 -------------    -------------    -------------    -------------
GROSS PROFIT                                                         2,557,601        2,136,403        4,832,167        3,559,140
                                                                 -------------    -------------    -------------    -------------

OPERATING EXPENSES
 Selling and marketing                                               1,566,764          785,943        3,093,987        1,367,368
 General and administrative                                          1,622,275        1,782,127        3,562,410        3,195,079
 Research and development                                              234,445               --          476,121               --
 Depreciation and amortization                                         503,906          102,108          935,362          152,352
                                                                 -------------    -------------    -------------    -------------

                                                                     3,927,390        2,670,178        8,067,880        4,714,799
                                                                 -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                                (1,369,789)        (533,775)      (3,235,713)      (1,155,659)
                                                                 -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
 Equity in income (losses) from investments                              3,393          (14,486)          46,685          (16,088)
 Other income (expense)                                                 (6,335)             455           (8,526)           7,006
 Interest income                                                        33,726            1,429           57,918            1,872
 Interest expense                                                   (1,497,038)        (772,228)      (2,955,528)        (804,781)
 Gain on financial instrument                                        2,340,000               --        2,040,000               --
                                                                 -------------    -------------    -------------    -------------

                                                                       873,746         (784,830)        (819,451)        (811,991)
                                                                 -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES (BENEFIT) AND MINORITY INTEREST              (496,043)      (1,318,605)      (4,055,164)      (1,967,650)

INCOME TAXES (BENEFIT)                                                      --         (244,278)              --         (459,878)

                                                                 -------------    -------------    -------------    -------------
LOSS BEFORE MINORITY INTEREST                                         (496,043)      (1,074,327)      (4,055,164)      (1,507,772)

MINORITY INTEREST                                                       20,942               --           51,644               --

                                                                 -------------    -------------    -------------    -------------
NET LOSS                                                         $    (475,101)   $  (1,074,327)   $  (4,003,520)   $  (1,507,772)
                                                                 =============    =============    =============    =============

  Basic                                                          $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
  Diluted                                                        $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)

Weighted average shares used to compute net loss per share:
  Basic                                                            785,160,730      680,777,170      779,060,270      627,289,684
  Diluted                                                          785,160,730      680,777,170      779,060,270      627,289,684


See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six months ended June 30,
                                                                                     ----------------------------
                                                                                         2005            2004
                                                                                     ------------    ------------
                                                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (4,003,520)   $ (1,507,772)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                      112,611          43,652
       Amortizaton of intangible assets                                                   630,981         116,233
       Amortization of discount on debt                                                 1,126,943              --
       Amortization of warrants issued                                                  1,048,229              --
       Amortization of deferred financing costs                                           191,772              --
       Deferred taxes                                                                          --        (459,879)
       Compensation expense for stock options and stock issued                             20,994          89,000
       Non-cash beneficial conversion feature charge                                           --         666,667
       Gain on financial instrument                                                    (2,040,000)             --
       Allowance for doubtful accounts                                                      4,148          65,368
       Write-off deferred loan costs                                                           --          24,862
       Loss on disposal of equipment                                                           --          35,496
       (Income) loss from equity investments                                              (47,118)         16,088
       Minority interest                                                                  (51,644)             --
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                          36,379      (1,133,077)
       Increase in accounts receivable from related parties                              (278,953)             --
       Increase in prepaid expenses                                                       (67,354)        (63,339)
       Increase in cost in excess of billings                                                  --         (26,428)
       Increase in due from stockholders                                                       --          (2,731)
       (Increase) decrease in other assets                                               (101,876)         14,721
       Increase (decrease) in accounts payable and accrued expenses                      (588,811)        642,566
       Increase in deferred revenue                                                       431,983          49,244
                                                                                     ------------    ------------
           Net cash used in operating activities                                       (3,575,236)     (1,429,329)
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                                 (33,791)       (186,389)
    Investment in DeLeeuw Associates, net of cash acquired                                     --      (2,010,266)
    Investment in Evoke Software Corp., net of cash acquired                                   --         466,583
    Equity investment in Leading Edge Communications Corp.                                     --         (83,000)
                                                                                     ------------    ------------
           Net cash used in investing activities                                          (33,791)     (1,813,072)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft                                                                             --         (51,900)
    Net advances under line of credit                                                     680,427       2,041,125
    Line of credit repayment                                                                   --      (1,789,110)
    Proceeds from stockholder loans to the Company                                      1,367,914              --
    Proceeds from issuance of convertible line of credit notes                                 --       4,000,000
    Deferred loan costs in connection with line of credit                                      --         (30,534)
    Principal payments on long-term debt                                                       --        (657,882)
    Proceeds from sale of Company common stock                                          1,250,000              --
    Principal payments on capital lease obligations                                       (54,274)        (44,171)
    Principal payments on stockholder loans                                               (53,342)             --
    Restricted cash                                                                        25,457         (83,375)
                                                                                     ------------    ------------
       Net cash provided by financing activities                                        3,216,182       3,384,153
                                                                                     ------------    ------------

       Effect of exchange rate changes on cash and cash equivalents                        10,705              --

NET INCREASE (DECREASE) IN CASH                                                          (382,140)        141,752
CASH, beginning of period                                                               1,028,146         411,586
                                                                                     ------------    ------------

CASH, end of period                                                                  $    646,006    $    553,338
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

      Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated below:

                                                    Three months ended June 30,        Six months ended June 30,
                                                  ------------------------------    ------------------------------
                                                       2005           2004               2005             2004
                                                  -------------    -------------    -------------    -------------
                                                   (Restated)                        (Restated)
Net loss:
     As reported                                  $    (475,101)   $  (1,074,327)   $  (4,003,520)   $  (1,507,772)
     Less: Compensation expense per SFAS 123            (40,299)          (6,231)        (422,944)          (6,231)
                                                  -------------    -------------    -------------    -------------
     Pro forma                                    $    (515,400)   $  (1,080,558)   $  (4,426,464)   $  (1,514,003)
                                                  =============    =============    =============    =============

Net loss per share:
     As reported
         Basic                                    $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
         Diluted                                          (0.00)   $       (0.00)           (0.01)   $       (0.01)
     Pro forma
         Basic                                    $       (0.00)           (0.00)   $       (0.01)           (0.00)
         Diluted                                          (0.00)           (0.00)           (0.01)           (0.00)
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

      Restatement of Financial Statements (unaudited)

      At June 30, 2005, the Company restated its financial statements to adjust previously reported amounts to properly reflect the recording of financial instruments as a current liability and the fair value of the financial instrument at June 30, 2005.

      A summary of the balance sheet and income statement effects of the restatement for the three and six months ended June 30, 2005 is as follows:


                                                       June 30, 2005
                                                ---------------------------
                                                As reported      Restated
                                                ------------   ------------
Discount on debt issued, net                    $  5,681,155   $  6,283,865
Total assets                                      25,505,750     26,108,460
Short-term note payable                              863,636      1,000,000
Financial instruments                                    --       1,920,000
Total current liabilities                         10,991,655     13,048,019
Long-term debt                                     5,225,279      6,671,140
Total liabilities                                 16,216,934     19,719,159
Additional paid in capital                        47,910,746     43,019,484
Accumulated deficit                              (39,494,387)   (37,502,640)
Total Stockholders' Equity                         9,208,873      6,309,358


                                    Three months ended June 30, 2005           Six months ended June 30, 2005
                                 ---------------------------------------   --------------------------------------
                                     As reported            Restated           As reported           Restated
                                 --------------------   ----------------   ------------------  ------------------
Gain on financial instrument     $                 --   $       2,340,000  $               --  $        2,040,000
Interest expense                           (1,952,241)         (1,497,038)         (3,317,095)         (2,955,528)
Loss before income taxes
   and minority interest                   (3,291,246)          (496,043)          (6,456,731)         (4,055,164)
Loss before minority interest              (3,291,246)          (496,043)          (6,456,731)         (4,055,164)
Net loss                                   (3,270,304)          (475,101)          (6,405,087)         (4,003,520)
Loss per share                                  (0.00)             (0.00)               (0.01)              (0.01)


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

                                     June 30, 2005   Amortization period
                                ----------------------------------------
                                    (Restated)
Laurus Master Fund              $       4,100,000        3 years
Sands Brothers                            571,429        1 year
Taurus Advisory Group                   1,500,000        5 years
Financial Instrument                    3,600,000      1-3 years
                                -----------------
                                        9,771,429
Accumulated amortization               (3,487,564)
                                -----------------
                                $       6,283,865
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

      The Company used a fair-value option pricing model to value the stock warrants. The value of these warrants has been reflected as a financial instrument in the current liabilities section of the Condensed Consolidated Balance Sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and accounted for the warrants as a liability. The Company is also required to revalue the liability at each reporting period to reflect the current fair value of the financial instrument. The gain or loss associated with this revaluation is recorded as a component of income (loss) from continuing operations. During the three and six months ended June 30, 2005, the Company has recorded a $2,340,000 gain and a $2,040,000 gain on the revaluation of these financial instruments, respectively.

Note 9 - Notes Payable

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

Note 10 - Long term debt

                                                                                     June 30,
                                                                                       2005
                                                                                -------------------
                                                                                    (Restated)
Secured  convertible  term note with a maturity date of
August 16, 2007 unless  converted  into common stock at
the note holder's option.  The initial conversion price
is $0.14 per share. Interest accrues at a rate of prime
plus one  percent.  As of June 30,  2005,  the interest
rate on this note was 7.0%. See note 7 - Line of credit
and  note  19  -   subsequent   events,   for   further
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
                                                                                -------------------
                                                                                          7,196,332

Relative  fair values  ascribed to warrants  associated
with the above debt  agreements.  This  amount is being
accreted  to the debt  instrument  over the term of the
related debt agreement, which has a five year term.                                        (391,665)

Subtotal                                                                        -------------------
                                                                                          6,804,667
Less:  Current  portion of  long-term  debt,  including
obligations under capital leases of $133,527.                                              (133,527)
                                                                                 ------------------

                                                                                        $ 6,671,140
                                                                                 ==================
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

      Basic and diluted  loss per share were  determined  as  follows:

                                                               For the three months ended           For the six months ended
                                                                        June 30,                            June 30,
                                                              ------------------------------    ------------------------------
                                                                   2005             2004              2005            2004
                                                              -------------    -------------    -------------    -------------
                                                                (Restated)       (Restated)       (Restated)       (Restated)
Net loss available for common stockholders (A)                $    (475,101)   $  (1,074,327)   $  (4,003,520)   $  (1,507,772)
Weighted average outstanding shares of common stock (B)         785,160,730      680,777,170      779,060,270      627,289,684
Common stock and common stock equivalents (C)                   785,160,730      680,777,170      779,060,270      627,289,684

Loss per share:
    Basic (A/B)                                               $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                                              =============    =============    =============    =============
    Diluted (A/C)                                             $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
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

      The Company considers reportable segments as business units that offer different products and are managed separately.

                                                             As of and for the three months ended June 30,
                                       ----------------------------------------------------------------------------------------
                                                           2005                                          2004
                                       --------------------------------------------    ----------------------------------------
                                         Services        Software      Consolidated      Services      Software    Consolidated
                                       ------------    ------------    ------------    ------------    ---------   ------------
                                        (Restated)                      (Restated)      (Restated)                  (Restated)
Net revenues from external customers   $  6,583,837    $    822,410    $  7,406,247    $  6,516,028    $      --   $  6,516,028
Segment net income (loss)                 1,547,835      (1,072,734)       (475,101)     (1,074,327)          --     (1,074,327)
Interest income                              33,726              --          33,726           1,429           --          1,429
Interest expense                          1,012,520         484,518       1,497,038         772,228           --        772,228
Depreciation and amortization               193,657         310,249         503,906         102,108           --        102,108

Total segment assets                     24,869,158       1,239,302      26,108,460      40,569,279           --     40,569,279

                                                                As of and for the six months ended June 30,
                                       ----------------------------------------------------------------------------------------
                                                           2005                                          2004
                                       --------------------------------------------    ----------------------------------------
                                        Services         Software      Consolidated      Services      Software    Consolidated
                                       ------------    ------------    ------------    ------------    ---------   ------------
                                        (Restated)                      (Restated)      (Restated)                  (Restated)

Net revenues from external customers   $ 12,828,952    $  1,449,833    $ 14,278,785    $ 11,778,065    $      --   $ 11,778,065
Segment net loss                         (3,054,734)       (948,786)     (4,003,520)     (1,507,772)          --     (1,507,772)
Interest income                              57,918              --          57,918           1,872           --          1,872
Interest expense                          2,132,273         823,255       2,955,528         804,781           --        804,781
Depreciation and amortization               386,486         548,876         935,362         152,352           --        152,352

Total segment assets                     24,869,158       1,239,302      26,108,460      40,569,279           --     40,569,279

Geographic Information

                                                 For the three months ended        For the six months ended
                                                         June 30,                          June 30,
                                              -------------------------------   -------------------------------
                                                  2005              2004            2005              2004
                                              --------------   --------------   --------------   --------------
Revenues:
     United States                            $    7,257,330   $    6,516,028   $   13,997,696   $   11,778,065
     International                                   148,917               --          281,089               --
                                              --------------   --------------   --------------   --------------
                                              $    7,406,247   $    6,516,028   $   14,278,785   $   11,778,065
                                              ==============   ==============   ==============   ==============

                                                      As of June 30,
                                              -------------------------------
                                                   2005             2004
                                              --------------   --------------

Long-lived assets:
     United States                            $      538,432               --
     International                                     1,270               --
                                              --------------   --------------
                                              $      539,702   $           --
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

Results of Operations

      The following table sets forth selected financial data for the periods indicated:

                                               Selected Statement of                     Selected Statement of
                                        Operations Data for the three months     Operations Data for the six months
                                                    Ended June 30,                          Ended June 30,
                                   ---------------------------------------    -------------------------------------
                                            2005               2004                2005                2004
                                   --------------------------------------     -------------------------------------
                                         (Restated)                            (Restated)
Net sales                                 $  7,406,247       $  6,516,028     $ 14,278,785       $ 11,778,065
Gross profit                                 2,557,601          2,136,403        4,832,167          3,559,140
Net loss                                      (475,101)        (1,074,327)      (4,003,520)        (1,507,772)
Net loss per share:
                  Basic                   $      (0.00)      $      (0.00)    $      (0.01)      $      (0.00)
                  Diluted                 $      (0.00)      $      (0.00)    $      (0.01)      $      (0.00)


                                         Selected Statement of
                                    Financial Position Data for
                                    the three months ended June 30,
                                   --------------------------------
                                               2005
                                   --------------------------------
                                            (Restated)
Working capital                           $ (6,659,152)
Total assets                                26,108,460
Long-term debt                               6,671,140
Total stockholders' equity                   6,309,358

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

      The $0.7 million increase in depreciation and amortization expense for the six months ended June 30, 2005 is primarily due to $0.6 million of increased amortization of intangible assets associated with the acquisitions of both DeLeeuw and Evoke in 2004 and the remaining $0.1 million of increased amortization of the Company's deferred financing costs.

Interest Expense

      The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt issued of $0.6 million and $1.1 million for the three and six months ended June 30, 2005 is also recorded as interest expense. Total interest expense recorded was $1.5 million and $3.0 million for the three and six months ended June 30, 2005 compared to $0.8 million for each of the three and six months ended June 30, 2004. This increase relates to the interest, penalties and discount on debt amortization associated with the Laurus, Taurus and Sands financing transactions described below in the liquidity and capital resources section.

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

      Working capital deficit is ($6.7 million) as of June 30, 2005 compared to ($7.4 million) as of December 31, 2004. The Company's working capital position has deteriorated during the current quarter primarily due to losses incurred by the Company. The losses generated by the Company have resulted in the need for $1.25 million of Company stock sales and stockholder loans to the Company of $1.4 million during the current six month period.

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

      In light of the need for these restatements and the material weakness in our valuation and purchase accounting for recent acquisitions, commencing in the first quarter of our 2005 fiscal year and continuing through the period covered by this report, we are continually reviewing our disclosure, financial information and internal controls and procedures regarding these areas for future acquisitions. This review has included efforts by our management and directors, as well as the use of additional outside resources, as follows:

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