Form 10QSB
period 2005-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2005-11-21
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to ______________

Commission File Number 0-30420

CONVERSION SERVICES INTERNATIONAL, INC.
(Exact name of small business user as specified in its charter)

Delaware	20-1010495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Eagle Rock Avenue, East Hanover, New Jersey 07936
(Address of principal executive office)

Issuer’s telephone number: (973) 560-9400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 14, 2005, 54,093,916 shares of common stock, par value $0.001, were outstanding.

Conversion Services International, Inc. and Subsidiaries
Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$306,035
Accounts receivable, net of allowance for doubtful accounts of $482,864	4,552,728
Accounts receivable from related parties; (Note 18)	557,559
Prepaid expenses	149,164
TOTAL CURRENT ASSETS	5,565,486

PROPERTY AND EQUIPMENT, at cost, net; (Note 5)	433,583

OTHER ASSETS
Goodwill	8,348,130
Intangible assets, net of accumulated amortization of $573,780; (Note 6)	2,029,534
Deferred financing costs, net of accumulated amortization of $403,748; (Note 7)	489,561
Discount on debt issued, net of accumulated amortization of $2,469,950; (Note 8)	3,575,142
Equity investments	189,921
Other assets	123,432
14,755,720
Total Assets	$20,754,789

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit; (Note 9)	$5,322,714
Current portion of long-term debt	510,304
Accounts payable and accrued expenses	2,775,971
Note payable; (Note 10)	576,054
Related party note payable; (Note 18)	1,511,848
Financial instruments; (Note 11)	3,064,000
Deferred revenue	26,709
TOTAL CURRENT LIABILITIES	13,787,600

LONG-TERM DEBT, net of current portion; (Note 12)	3,280,159
DEFERRED TAXES	363,400
Total Liabilities	17,431,159

COMMITMENTS AND CONTINGENCIES; (Note 17)	–

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 85,000,000 shares authorized; 54,093,745 issued and outstanding	54,094
Additional paid in capital	44,425,073
Accumulated deficit	(41,160,760)
Accumulated other comprehensive income	5,223
Total Stockholders' Equity	3,323,630
Total Liabilities and Stockholders' Equity	$20,754,789

See Notes to Condensed Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
REVENUE:
Services	$6,721,841	$5,001,432	$17,105,033	$14,752,742
Related party services	899,142	889,079	3,070,779	2,729,633
Software	–	35,803	81,249	164,327
Support and maintenance	46,800	6,250	178,333	6,250
Other	32,640	166,042	93,982	223,719
	7,700,423	6,098,606	20,529,376	17,876,671

COST OF REVENUE:
Services	5,045,004	3,735,496	12,416,571	10,467,643
Related party services	739,770	717,150	2,675,224	2,192,751
Software	–	33,953	–	35,694
Other	–	–	–	9,435
	5,784,774	4,486,599	15,091,795	12,705,523

GROSS PROFIT	1,915,649	1,612,007	5,437,581	5,171,148

OPERATING EXPENSES
Selling and marketing	1,122,239	856,580	3,353,306	2,223,948
General and administrative	2,144,261	1,358,575	5,292,449	4,553,644
Depreciation and amortization	256,205	127,939	642,691	280,291

	3,522,705	2,343,094	9,288,446	7,057,883

LOSS FROM OPERATIONS	(1,607,056)	(731,087)	(3,850,865)	(1,886,735)

OTHER INCOME (EXPENSE)
Equity in income (losses) from investments	(1,657)	(8,812)	45,028	(24,900)
Gain (loss) on financial instruments	(540,000)	(240,000)	1,500,000	(240,000)
Other income	–	289	–	7,295
Interest income	11,247	1,486	69,165	3,358
Interest expense	(1,373,927)	(997,539)	(4,329,455)	(1,802,320)

	(1,904,337)	(1,244,576)	(2,715,262)	(2,056,567)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(3,511,393)	(1,975,663)	(6,566,127)	(3,943,302)

INCOME TAXES	–	623,608	–	163,730

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(3,511,393)	(2,599,271)	(6,566,127)	(4,107,032)

MINORITY INTEREST	–	–	–	–
NET LOSS FROM CONTINUING OPERATIONS	(3,511,393)	(2,599,271)	(6,566,127)	(4,107,032)

DISCONTINUED OPERATIONS (Note 4)
Gain on disposal of discontinued operations	24,910	–	24,910	–
Net loss from discontinued operations	(171,637)	(803,186)	(1,120,423)	(803,197)
	(146,727)	(803,186)	(1,095,513)	(803,197)

NET LOSS	$(3,658,120)	$(3,402,457)	$(7,661,640)	$(4,910,229)

Basic net loss per share from continuing operations	$(0.07)	$(0.05)	$(0.13)	$(0.09)
Basic net loss per share from discontinued operations	$(0.00)	$(0.02)	$(0.02)	$(0.02)
Basic net loss per share	$(0.07)	$(0.07)	$(0.15)	$(0.11)

Diluted net loss per share from continuing operations	$(0.07)	$(0.05)	$(0.13)	$(0.09)
Diluted net loss per share from discontinued operations	$(0.00)	$(0.02)	$(0.02)	$(0.02)
Diluted net loss per share	$(0.07)	$(0.07)	$(0.15)	$(0.11)

Weighted average shares used to compute net loss per share:
Basic	53,676,751	51,113,272	52,523,523	44,939,912
Diluted	53,676,751	51,113,272	52,523,523	44,939,912

See Notes to Condensed Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,661,640)	$(4,910,229)
Net loss from discontinued operations	(1,095,513)	(803,197)
Net loss from continuing operations	(6,566,127)	(4,107,032)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	99,143	76,056
Amortizaton of intangible assets	266,567	186,091
Amortization of discount on debt	1,032,138	197,148
Amortization of warrants issued	1,575,000	133,334
Amortization of deferred financing costs	276,981	30,881
Deferred taxes	–	163,730
Compensation expense for stock options and stock issued	455,926	94,626
Non-cash beneficial conversion feature charge	–	1,214,286
Gain (loss) on financial instrument	(1,500,000)	240,000
Allowance for doubtful accounts	261,431	75,748
Write-off deferred loan costs	–	45,215
Loss on disposal of equipment	–	35,496
(Income) loss from equity investments	(45,028)	24,900
Write-off Evoke assets upon liquidation	1,482,312	–
Changes in operating assets and liabilities:
Increase in accounts receivable	(320,673)	(1,115,368)
(Increase) decrease in accounts receivable from related parties	223,541	(507,984)
Decrease in prepaid expenses	62,687	12,364
Increase in cost in excess of billings	–	(139,565)
Increase in due from stockholders	–	(4,096)
(Increase) decrease in other assets	(108,375)	14,721
Increase (decrease) in accounts payable and accrued expenses	(653,890)	981,271
Increase (decrease) in deferred revenue	(89,958)	28,039
Net cash used in operating activities of continuing operations	(3,548,325)	(2,320,139)
Net cash used in operating activities of discontinued operations	(527,241)	(745,055)
Net cash used in operating activities	(4,075,566)	(3,065,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(33,796)	(42,111)
Investment in DeLeeuw Associates, net of cash acquired	–	(2,010,266)
Investment in McKnight Associates, net of cash acquired	(830,827)	–
Investment in Integrated Strategies, net of cash acquired	(2,056,445)	–
Investment in Evoke Software Corp., net of cash acquired	–	346,073
Equity investment in Leading Edge Communications Corp.	–	(83,000)
Net cash used in investing activities of continuing operations	(2,921,068)	(1,789,304)
Net proceeds from the sale of discontinued operations	636,727	–
Net cash used in investing activities	(2,284,341)	(1,789,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	–	(51,900)
Net advances under line of credit	1,589,312	1,410,890
Proceeds from the conversion of Laurus debt to equity	1,000,000	–
Proceeds from stockholder loans to the Company	1,409,306	–
Proceeds from issuance of convertible line of credit notes	–	4,000,000
Proceeds from issuance of short-term notes payable	500,000	1,000,000
Proceeds from issuance of long-term note payable	80,000	5,000,000
Deferred loan costs in connection with line of credit	–	(911,954)
Principal payments on long-term debt	(4,251,000)	(698,088)
Proceeds from sale of Company common stock	1,255,000	–
Principal payments on capital lease obligations	(102,950)	(92,987)
Principal payments on stockholder loans	(205,439)	–
Restricted cash	4,352,752	(4,334,375)
Net cash provided by financing activities	5,626,981	5,321,586
Effect of exchange rate changes on cash and cash equivalents	10,815	4,312
NET INCREASE (DECREASE) IN CASH	(722,111)	471,400
CASH, beginning of period	1,028,146	411,586
CASH, end of period	$306,035	$882,986

See Notes to Condensed Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
		(restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$252,370	$134,546
Cash paid for income taxes	–	–

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the nine months ended September 30, 2005 and 2004, the Company entered into various capital lease arrangements for computer and trade show equipment in the amount of $33,240 and $280,667, respectively.

On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Accounts receivable	$–	$975,000
Approved vendor status (40 month life)	–	539,000
Tradename (indefinite life)	–	722,000
Goodwill	–	15,844,000
Other assets	–	56,000
Current liabilities	–	(286,000)

On June 28, 2004, the Company acquired substantially all of the assets and liabilities of Evoke Software Corporation. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Customer contracts (Six year life)	$–	$1,962,000
Computer software (Three year life)	–	1,381,000
Goodwill	–	10,269,000
Tradename (Indefinite life)	–	651,000
Accounts receivable	–	580,000
Furniture and equipment	–	184,000
Cash	–	497,000
Prepaid expenses	–	78,000
Other assets	–	11,000
Deferred revenue	–	(1,254,000)
Deferred compensation	–	(443,000)
Other liabilities	–	(1,302,000)
Minority interest	–	(199,000)

On July 22, 2005, the Company acquired all of the outstanding shares of McKnight Associates, Inc. The components and allocations of the purchase price were based on the fair value of the assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Cash	$115,500
Accounts receivable	298,000
Customer relationships (2.5 year life)	685,000
Order backlog (5 month life)	50,500
Proprietary presentation format (3 year life)	173,000
Accounts payable and accrued expenses	(105,000)
Goodwill	1,865,400
Deferred tax liability	(363,400)

On July 29, 2005, the Company acquired all of the outstanding shares of Integrated Strategies. The components and allocations of the purchase price were based on the fair value of the assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Cash	$119,000
Accounts receivable	661,000
Prepaid expenses	2,000
Fixed assets	2,000
Other assets	13,000
Accounts payable and accrued expenses	(180,000)
Goodwill	1,800,000

On July 18, 2005, the Company sold assets and certain liabilities of Evoke to Similarity Systems. The following assets and liabilities of Evoke were sold to Similarity Systems:

Cash	$8,000	$–
Accounts receivable, net	692,000	–
Prepaid expenses	100,000	–
Property and equipment, net	77,000	–
Deferred revenue	(1,608,000)	–
Accrued expenses	(163,000)	–
Security deposits	5,000	–

See Notes to Condensed Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Accounting Policies

Organization and Business

Conversion Services International, Inc. (“CSI”) was incorporated in the State of Delaware and has been conducting business since 1990. CSI and its subsidiaries (together the “Company”) are principally engaged in the information technology services industry in the following areas: strategic consulting, business intelligence, data warehousing and data management, on credit, to its customers principally located in the northeastern United States.

CSI, the registrant, was formerly known as LCS Group, Inc. (LCS). In January 2004, CSI merged with and into a wholly owned subsidiary of LCS. In connection with this transaction, among other things, LCS changed its name to “Conversion Services International, Inc.”

Basis of Presentation

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's December 31, 2004 Form 10-KSB annual report and other reports filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Doorways, Inc., DeLeeuw Associates, Inc., McKnight Associates, Inc., Integrated Strategies, Inc., LEC Corporation of NJ and CSI Sub Corp. (DE). All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method. The results of Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp. and now known as CSI Sub Corp. II (DE)) are included in these financial statements as discontinued operations.

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

Business Combinations

Business combinations are accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires the purchase method of accounting for business combinations be followed and in accordance with EITF No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”(“EITF 99-12”). In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Additionally, in accordance with EITF 99-12, the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed to and announced.

Research and development costs

The Company incurred research and development costs related to software upgrades and the development of new versions of its Evoke Axio software product. Substantially all the assets of Evoke were divested in July 2005 and, as a result, these costs are now reported as a component of the loss from discontinued operations.

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

Goodwill and intangible assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Goodwill represents the amounts paid in connection with the acquisitions of Scosys, Inc., DeLeeuw, McKnight and Integrated Strategies. Additionally, as part of the Scosys, DeLeeuw and McKnight acquisitions, the Company acquired identifiable intangible assets.

Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. The approved vendor status intangible asset is being amortized over an estimated life of forty months. The customer relationships are being amortized over an estimated life of thirty months. The proprietary presentation format is being amortized over three years and the order backlog over the estimated life of five months.

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

Stock compensation

The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock options. Under APB 25, because the exercise of the Company’s employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s consolidated statements of operations. The Company is required under Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation”, which established a fair value based method of accounting for stock compensation plans with employees and others to disclose pro forma financial information regarding option grants made to its employees.

The Company follows EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the three months ended June 30, 2004, the Company granted 650,000 stock options to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recording the fair value of these options as expense over the three year vesting period of the options. Compensation expense of $5,600 and $27,000 and $5,600 and $7,500 was included in the reported results for the three and nine months ended September 30, 2005 and 2004, respectively.

Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have changed to the pro forma amounts indicated below:
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net loss:
As reported	$(3,658,120)	$(3,402,457)	$(7,661,640)	$(4,910,229)
Less: Compensation expense per SFAS 123	(274,763)	(150,054)	(697,707)	(156,285)
Pro forma	$(3,932,883)	$(3,552,511)	$(8,359,347)	$(5,066,514)

Net loss per share:
As reported
Basic	$(0.07)	$(0.07)	$(0.15)	$(0.11)
Diluted	$(0.07)	$(0.07)	$(0.15)	$(0.11)
Pro forma
Basic	$(0.07)	$(0.07)	$(0.16)	$(0.11)
Diluted	$(0.07)	$(0.07)	$(0.16)	$(0.11)

There were no options granted prior to 2004 or during the nine month period ended September 30, 2005. The per share weighted average fair value of stock options granted during 2004 was $0.16 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	2.5%
Expected volatility	148.0%
Expected option life (years)	3.0

Pro forma information regarding net loss and net loss per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair-value method. The Black-Scholes option pricing model used in this valuation was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. The Company’s stock-based compensation has characteristics significantly different from those of traded options, and changes in the assumptions used can materially affect the fair value estimate.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2005, three customers, LEC, a related party, Bank of America, and Comsys comprised approximately 36.7% of the Company’s accounts receivable balance. See Note 16 to the Notes to Condensed Consolidated financial statements for further discussion.

The Company maintains its cash with a high credit quality financial institution. Each account is secured by the Federal Deposit Insurance Corporation up to $100,000.

Income taxes

The Company accounts for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and related interpretations, under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company’s current valuation allowance primarily relates to benefits from the Company’s NOL’s.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. At September 30, 2005, the Company had not entered into any transactions which were considered hedges under SFAS 133. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Reverse Stock Split

On August 8, 2005, the stockholders of the Company approved an amendment of the Company’s Certificate of Incorporation to effect a reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, of between a one-for-ten and a one-for-fifty reverse stock split in the discretion of the Board of Directors and to reduce the amount of the Company’s authorized Common Stock from one billion to between twenty million and one hundred million, in the discretion of the Board of Directors.

A one-for-fifteen (1:15) reverse stock split was approved by the Company’s Board of Directors and became effective on September 21, 2005. All share and per share information included in these condensed consolidated financial statements were adjusted to reflect this reverse stock split. Additionally, the number of authorized shares was reduced from one billion (1,000,000,000) to eighty five million (85,000,000).

Foreign Currency Translation

Local currencies are the functional currencies for the Company’s foreign subsidiaries. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rates during the period. Translation gains and losses not reflected in earnings are reported as a component of stockholders’ equity.

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

Note 2 - Recent Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of the fiscal year ending after December 15, 2005. The Company has not determined what effect, if any, FIN 47 will have on its financial position or results of operations.

The FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), in December 2004; it replaces SFAS 123, and supersedes APB 25. Under SFAS 123(R), companies would have been required to implement the standard as of the beginning of the first interim reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that amends the compliance dates and allows companies to implement SFAS 123(R) beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123(R) in its fiscal year beginning January 1, 2006.

The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. The Company intends to expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method will require expense to be recognized for stock options over their respective remaining vesting periods. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R). The Company is evaluating the impact of its adoption of SFAS 123(R) on its results of operations and financial position. The Company has not determined what effect, if any, adoption of SFAS 123(R) will have on its financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections. SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

On July 14, 2005, FASB issued its Exposure Draft, “Accounting for Uncertain Tax Positions”, which is a proposed interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, “Accounting Contingencies”, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

Note 3 - Recent Acquisitions

On July 22, 2005, the Company entered into (and simultaneously consummated) a merger agreement with McKnight Associates. In consideration of this merger agreement, the Company paid the following consideration: $500,000 in cash, the commitment to pay an additional $250,000, in cash, in January 2006, the issuance of 909,091 shares of the Company common stock, plus the assumption of substantially all of the liabilities of McKnight.

The components of the purchase price were allocated to the various assets and liabilities of McKnight Associates as follows:

COMPONENTS OF PURCHASE PRICE (in thousands):

Value of common stock	$1,773.0
Cash consideration	922.0
Acquisition costs	24.0
$2,719.0

ALLOCATION OF PURCHASE PRICE (in thousands):

Cash	($115.5)
Accounts receivable	(298.0)
Goodwill	(1,865.4)
Customer relationship	(685.0)	(2.5 year estimated life)
Order backlog	(50.5)	(5 month estimated life)
Proprietary Presentation Format	(173.0)	(3 year estimated life)
Deferred tax liability	363.4
Accounts payable and accrued expenses	105.0
	$–

On July 29, 2005 the Company, entered into (and simultaneously consummated) an agreement and plan of merger (the "Agreement") among ISI Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), Integrated Strategies, Inc., a Delaware corporation ("ISI"), ISI Consulting, LLC, a Delaware limited liability company ("LLC"), and Adam and Larry Hock, individual majority stockholders and members of ISI and LLC, respectively (the "Majority Stockholders"). Pursuant to the Agreement, ISI and LLC merged with and into Merger Sub and the Company and Merger Sub paid the following consideration: $2,050,000 in cash (reduced by certain amounts), the issuance by Merger Sub of a promissory note in the amount of $580,000 (which was later reduced), the issuance by the Company of a subordinated promissory note in the amount of $165,000, and the assumption of substantially all the liabilities of ISI and LLC. The Agreement also provides for the commitment, subject to certain revenue and profit thresholds (as described in the Agreement), to pay additional cash and issue shares of the Company common stock. On August 1, 2005, Merger Sub changed its name to Integrated Strategies, Inc.

Exclusive of contingent consideration, the components of the purchase price were allocated to the various assets and liabilities of Integrated Strategies as follows:

COMPONENTS OF PURCHASE PRICE (in thousands):

Cash	$2,148.0
Promissory notes	241.0
Acquisition costs	28.0
$2,417.0

ALLOCATION OF PURCHASE PRICE (in thousands):

Cash	($119.0)
Accounts receivable	(661.0)
Prepaid expenses	(2.0)
Property and equipment, net	(2.0)
Goodwill	(1,791.8)
Other assets	(13.0)
Accounts payable and accrued expenses	171.8
$–

Note 4 - Discontinued Operations

In July 2005, the Board of Directors approved, and the Company completed, the sale of substantially all of the assets of Evoke Software Corporation and received aggregate consideration of $645,000 cash, the assumption by Similarity Systems and Similarity Vector Technologies, Ltd. of certain liabilities, 821,053 shares which are issuable by Similarity subject to the Company’s satisfactory completion of certain post-closing obligations, and an earnout in an amount equal to 13% of certain Similarity revenues. The maximum earnout consideration to which the Company is entitled under this agreement is $1,400,000 and would be received over a three year period. CSI changed the name of its “Evoke Software Corporation” subsidiary to “CSI Sub Corp II (DE)” in August 2005.

The 821,053 shares and the earnout noted above as consideration to be received by the Company are both contingent upon certain post-closing events and the ultimate amounts to be received are not currently determinable.

The Evoke revenue by line of business, and loss from discontinued operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:

Services	$8,884	$95,279	$58,184	$95,279
Software	46,589	153,303	646,267	153,303
Support and maintenance	65,643	515,204	862,118	515,204
Other	1,134	15,480	5,512	15,480
	$122,250	$779,266	$1,572,081	$779,266

Net loss	($146,727)	($803,186)	($1,095,513)	($803,197)

Note 5 - Property and Equipment

Property and equipment consisted of the following:
September 30,
2005

Computer equipment	$975,797
Furniture and fixtures	161,543
Leasehold improvements	92,459
1,229,799
Accumulated depreciation	(796,216)
$433,583

Depreciation and amortization expense related to property and equipment totaled $30,000 and $143,000 and $60,000 and $104,000 for the three and nine months ended September 30, 2005 and 2004, respectively.

Note 6 - Intangible Assets

Intangibles acquired have been assigned as follows:
	September 30,	Amortization
	2005	period

Customer contracts	$414,000	5 years
Customer relationships	685,000	2.5 years
Approved vendor status	538,814	40 months
Tradename	722,000	Indefinite
Proprietary presentation format	173,000	3 years
Order backlog	50,500	5 months
Proprietary rights and rights to the name of Scosys, Inc.	20,000	Indefinite
	2,603,314
Accumulated amortization	(573,780)

	$2,029,534

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

Amortization of Intangible assets
2006	$587,640
2007	547,427
2008	152,467
Thereafter	–
$1,287,534

Note 7 - Deferred Financing Costs

The Company has incurred and capitalized financing costs in connection with two financing transactions consummated during 2004. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

September 30, 2005

Laurus Master Fund	$766,270
Sands Brothers	127,039
$893,309
Accumulated amortization	(403,748)
$489,561

Note 8 - Discount on Debt

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

	September 30, 2005	Amortization period

Laurus Master Fund	$341,092	24.5 months
Sands Brothers	604,000	15 months
Taurus Advisory Group	1,500,000	5 years
Financial Instruments (see Note 11)	3,600,000	1-3 years
	6,045,092
Accumulated amortization	(2,469,950)
	$3,575,142

In July 2005, the Company renegotiated its convertible debt instruments with Laurus Master Fund. As a result, the unamortized discount on debt of $4,169,332 from the August 16, 2004 agreement was reversed against additional paid in capital and a new discount on debt calculation was performed based on the new convertible debt instruments dated July 28, 2005. This discount on debt will be amortized over the remaining term of the debt instruments. See Note 9 to the Notes to Condensed Consolidated Financial Statements for further description of this transaction.

Note 9 - Line of Credit

The Company executed a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”) on August 16, 2004, whereby the Company had access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provided for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal, which was 6.75% as of September 30, 2005) plus 1%, and maturing in three years. The Company had no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. These notes were to be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit was secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provided for conversion at the option of the holder of the amounts outstanding into the Company’s common stock at a fixed conversion price of $2.10 per share. In the event that the Company issued common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price was to be reset using a weighted average dilution calculation.

Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus had made available to the Company an additional $5.0 million to be used for acquisitions. The Company had no obligation to meet financial covenants under the $5.0 million secured convertible term note. This note was convertible into Company common stock at a fixed conversion price of $2.10 per share. This note was to mature in three years. This cash was restricted for use until approved acquisition targets identified by the Company were approved by Laurus.

In August 2004, the Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 800,000 shares of the Company’s common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 16, 2011.

On July 28, 2005, the Company entered into amendments of the notes dated August 16, 2004 between the Company and Laurus. Pursuant to the amendment, the Company released $4,327,295 (the “Funds”) to Laurus, which was being held in the Restricted Account (which was available to the Company for acquisitions) and issued an amended and restated convertible note in the principal amount of $749,000. In satisfaction of the balance of the accrued interest and any liquidated damages to which it was entitled pursuant the Registration Rights Agreement entered into in August 2004, the Company issued an option to purchase 333,333 shares of the Company’s common stock at a purchase price of $0.015 per share. Laurus exercised this option to purchase Company stock on August 1, 2005. Laurus also agreed to extend the required filing date and effective date of the Registration Statement. As part of this transaction, the Company adjusted the discount on debt recorded in August 2004, based upon the modified terms of the agreement, to $341,092. This discount on debt is being amortized over the remaining life of the related debt instrument.

The Company also issued an amended and restated convertible secured revolving note in the principal amount of $4.5 million in favor of Laurus which amended the $4 million Revolving Note executed in August 2004. In connection with this note, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus made a loan to the Company in excess of the amount available using the Company accounts receivable as collateral in the principal amount of $2.7 million. The Company utilized the $2.7 million which was advanced to it by Laurus to acquire McKnight Associates, Inc., Integrated Strategies, Inc. and ISI Consulting, LLC. Except as noted above, all terms of the August 2004 agreements continue to remain in effect.

As of September 30, 2005, approximately $5.3 million was outstanding under the revolving line of credit and Overadvance Letter Agreement. The interest rate on the revolving line and the overadvance letter was 7.75% as of September 30, 2005.

Note 10 - Notes Payable

In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”) three subordinated secured convertible promissory notes equaling $1.0 million (the “Notes”), each with an annual interest rate of 8% expiring September 22, 2005. The Notes were secured by substantially all corporate assets, but subordinate to Laurus. The Notes were convertible into shares of the Company’s common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a “Qualified Financing”). The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is September 8, 2008.

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued to Sands three new subordinated secured convertible promissory notes equaling $1.080 million, each with an annual interest rate of 12% expiring on January 1, 2007. The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to one hundred twenty percent (120%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by December 15, 2006, then Sands may elect to exercise the Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is December 15, 2009.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company calculated the fair value of these Warrants to be $604,000. A current liability and a debt discount were recorded with respect to this instrument.

In July 2005, the Company obtained two $250,000 short-term loans from a third-party investor. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 6, 2005. The maturity date for this note has been extended to December 6, 2005. The second note is dated July 22, 2005 and originally matured on September 22, 2005. The maturity date for this note has been extended to November 22, 2005.

Note 11 - Financial Instruments

In August 2004, the Company issued a warrant to purchase 800,000 shares of Company common stock to Laurus Master Fund as part of a financing transaction (see Note 9 of the Notes to the Condensed Consolidated Financial Statements). The warrants have a term of seven years.

In September 2004, the Company issued a warrant to purchase 400,000 shares of Company common stock to Sands Brothers Venture Capital (see Note 10 of the Notes to the Condensed Consolidated Financial Statements). The warrants have a term of four years.

At inception, the fair value of the financial instruments was $3.6 million and was recorded as a debt discount and current liability.

The Company used a fair-value option pricing model to value the stock warrants. The fair value of these warrants has been reflected as a financial instrument in the current liabilities section of the Condensed Consolidated Balance Sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and accounted for the warrants as a liability. The Company is also required to revalue the liability at each reporting period to reflect the current fair value of the financial instrument. The gain or loss associated with this revaluation is recorded as a component of income (loss) from continuing operations. During the three and nine months ended September 30, 2005, the Company has recorded a $540,000 charge and a $1.5 million gain on the revaluation of these financial instruments, respectively.

Note 12 - Long Term Debt

Long-term debt consisted of the following:
September 30,
2005

Secured convertible term note with a maturity date of August 16, 2007 unless converted into common stock at the note holder's option. The initial conversion price is $2.10 per share. Interest accrues at a rate of prime plus one percent. As of September 30, 2005, the interest rate on this note was 7.75%.	$749,000
Convertible line of credit note with a maturity date of June 6, 2009 unless converted into common stock at the Company or the note holder’s option. Interest accrues at 7% per annum. The original conversion price to shares of common stock is equal to 75% of the average trading price for the prior ten trading days. In September 2004, the price was reset to $1.58 per share. A warrant to purchase 277,778 shares of Company common stock was also issued. The exercise price of the warrant is $2.10 per share and the warrant expires on June 6, 2009. An allocation of the relative fair value of the warrant and the debt instrument was performed. The relative fair value of the warrant was determined to be $500,000 and is being amortized to interest expense over the life of the note. A discount on debt issued of $1,500,000 was recorded in September 2004 based on the reset conversion terms.
2,000,000
Secured convertible promissory notes with a maturity date of January 1, 2007. The notes bear interest at an annual rate of 12% and are convertible into shares of the Company's common stock at the holder's option.	1,080,000
Promissory note with a maturity date of October 28, 2006. The note bears interest at an annual rate of 5%.	165,000
Notes payable under capital lease obligations payable to various finance companies for equipment at varying rates of interest, ranging from 18% to 32% as of June 30, 2005, and have maturity dates through 2008.	163,130
4,157,130
Relative fair values ascribed to warrants associated with the above convertible line of credit note. This amount is being accreted to the debt instrument over the term of the related debt instrument, which has a five year term.	(366,667)
Subtotal	3,790,463

Less: Current portion of long-term debt, including obligations under capital leases of $119,524 and the current portion of payments due on the $749,000 term note of $390,780	(510,304)
$3,280,159

Future annual payments of long-term debt is as follows:

Years Ending September 30,
2006	$510,304
2007	1,639,952
2008	6,874
2009	2,000,000
$4,157,130

Obligations under Capital Leases

The Company has entered into various capital leases that are collateralized by computer equipment and a trade show booth with an original cost of approximately $388,240.

The following schedule lists future minimum lease payments under the capital leases with their present value as of June 30, 2005:

Years Ending September 30,
2006	$140,404
2007	40,160
2008	7,087

187,651
Less: Amount representing interest	(24,521)
$163,130

During the three and nine months ended September 30, 2005 and 2004, the Company recorded depreciation expense related to equipment under capital leases of approximately $55,000 and $81,000 and $17,000 and $39,000, respectively.

Note 13 - Income Taxes

The Company’s provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $14.7 million for the nine months ended September 30, 2005. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized. As of September 30, 2004, the Company had recorded a deferred tax asset of $64,000.

During 2005, the Company’s effective tax rate is estimated to be approximately 40%. This rate is based upon the statutory federal income tax rate of 34% plus a blended rate for the various states in which the Company incurs income tax liabilities, net of the federal income tax benefit for state taxes paid, of 6%.

Note 14 - Stock Based Compensation

The 2003 Incentive Plan (“2003 Plan”) authorizes the issuance of up to 6,666,667 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant.

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during 2005 or 2004.

The following summarizes the stock option transactions under the 2003 Plan during 2005:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2004	2,751,063	$2.30
Options granted	–	–
Options exercised	–	–
Options canceled	(501,675)	2.73
Options outstanding at September 30, 2005	2,249,388	$2.20

The following table summarizes information concerning outstanding and exercisable Company common stock options at September 30, 2005:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.825	593,399	$0.825	9.05	593,399	$0.825
$2.475 - $3.45	1,655,989	2.693	8.40	571,503	2.709
	2,249,388			1,164,902

 Note 15 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

Basic and diluted loss per share was determined as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net loss from continuing operations (A)	$(3,511,393)	$(2,599,271)	$(6,566,127)	$(4,107,032)
Net loss from discontinued operations (B)	$(146,727)	$(803,186)	$(1,095,513)	$(803,197)
Net loss (C)	$(3,658,120)	$(3,402,457)	$(7,661,640)	$(4,910,229)
Weighted average outstanding shares of common stock (D)	53,676,751	51,113,272	52,523,523	44,939,912
Common stock and common stock equivalents (E)	53,676,751	51,113,272	52,523,523	44,939,912

Basic loss per share:
From continuing operations (A/D)	$(0.07)	$(0.05)	$(0.13)	$(0.09)
From discontinued operations (B/D)	$(0.00)	$(0.02)	$(0.02)	$(0.02)
Net loss per share (C/D)	$(0.07)	$(0.07)	$(0.15)	$(0.11)

Diluted loss per share:
From continuing operations (A/E)	$(0.07)	$(0.05)	$(0.13)	$(0.09)
From discontinued operations (B/E)	$(0.00)	$(0.02)	$(0.02)	$(0.02)
Net loss per share (C/E)	$(0.07)	$(0.07)	$(0.15)	$(0.11)

For the three and nine months ended September 30, 2005 and 2004, 2,249,388 and 2,240,667 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 1,477,778 warrants which were issued on June 7, 2004, August 16, 2004 and September 22, 2004 were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005 and 2004 because the effect was antidilutive.

In July 2005, the Company issued 286,204 shares of Company common stock to former Evoke employees and stockholders in accordance with the June 2004 Evoke acquisition agreement.

Note 16 - Major Customers

During the three and nine months ended September 30, 2005, the Company had sales to two major customers, LEC, a related party (11.7% and 15.0%), which totaled approximately $899,142 and $3,070,779 and Bank of America (27.3% and 26.5%), which totaled approximately $2,103,415 and $5,446,387, respectively. Amounts due from LEC were approximately $557,559 and from Bank of America were approximately $866,994 at September 30, 2005. As of September 30, 2005, LEC and Bank of America accounted for approximately 10.9% and 17.0% of the Company’s accounts receivable balance, respectively.

During the three months ended September 30, 2004, the Company had sales to three major customers; LEC, a related party (14.6%), which totaled approximately $889,079; Bank of America (18.0%), which totaled approximately $1,386,669; and Pfizer (9.6%), which totaled approximately $735,846. Amounts due from LEC, and included in accounts receivable, were approximately $900,942 (17.6% of the accounts receivable balance) at September 30, 2004. Additionally, amounts due from Bank of America, and included in accounts receivable, were approximately $733,096 (14.3% of the accounts receivable balance) at September 30, 2004 and amounts due from Pfizer, and included in accounts receivable, were approximately $787,786 (15.4% of the accounts receivable balance) at September 30, 2004.

During the nine months ended September 30, 2004, the Company had sales to two major customers; LEC, a related party (15.3%), which totaled approximately $2,729,633 and Bank of America (17.1%), which totaled approximately $3,062,357.

Note 17 - Commitments and Contingencies

Legal Proceedings

On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company’s failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company’s failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiff’s are seeking unspecified compensatory damages, punitive damages, fees and other costs. Management believes this suit to be without merit and intends to vigorously defend the Company against this action.

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

Rent expense, including automobile rentals, totaled approximately $116,000 and $516,000 and $181,000 and $381,000 for the three and nine months ended September 30, 2005 and 2004, respectively.

The Company is committed under several operating leases for automobiles that expire during 2007.

Future minimum lease payments due under all operating lease agreements as of September 30, 2005 are as follows:

Years Ending September 30,	Office	Automobiles	Total

2006	370,595	39,787	410,382
2007	315,392	28,004	343,396
2008	321,682	530	322,212
2009	323,778	–	323,778
2010	336,231	–	336,231
Thereafter	85,096	–	85,096
	$1,752,774	$68,321	$1,821,095

Note 18 - Related Party Transactions

For the three and nine months ended September 30, 2005 and 2004, the Company invoiced LEC $899,142 and $3,070,779 and $889,079 and $2,729,633, respectively, for the services of consultants subcontracted to LEC by the Company. As of September 30, 2005 and 2004, the Company had accounts receivable due from LEC of $557,559 and $900,942, respectively. There are no known collections problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. The Company feels confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 1000 clients.

On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell will receive an aggregate amount of $250,000 as compensation for services provided to the Company. As of September 30, 2005, an aggregate amount of $225,000 has been paid to Dr. Mitchell for services provided under this consulting agreement.

As of March 30, 2005, Scott Newman, our President, Chief Executive Officer and Chairman, Glenn Peipert, our Executive Vice President, Chief Operating Officer and Director, and Robert C. DeLeeuw, our Senior Vice President, have agreed to personally support our cash requirements to enable us to fulfill our obligations through May 1, 2006, to the extent necessary, up to a maximum amount of $2.5 million. Mr. Newman personally guaranties up to $1.4 million, Mr. Peipert guaranties up to $0.7 million and Mr. DeLeeuw personally guaranties $0.4 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company originally provided for interest at 3% per annum, however, on June 16, 2005, the Company’s Board of Directors approved an increase in the interest rate payable to the shareholder’s to 8% per annum.

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

Between December 14, 2004 and September 30, 2005, Messrs. Newman and Peipert have loaned the Company funds on an unsecured basis. These loans by Messrs. Newman and Peipert each originally accrued interest at a simple rate of 3% per annum, and each has a term expiring on January 1, 2006. On June 16, 2005, the Company’s board of directors approved an increase in the interest rate payable to Messrs. Newman and Peipert for outstanding loans made by them to the Company from the current 3% per annum to 8% per annum. All new loans to the Company will also bear interest at 8% per annum. As of September 30, 2005, approximately $556,000 and $956,000 remained outstanding to Messrs. Newman and Peipert, respectively.

Note 19 - Segment Information

The Company had two reportable segments: services and software, which includes support and maintenance. The services segment includes the Company’s information technology services offerings in the following areas: data warehousing, business intelligence, management consulting and professional services to its customers principally located in the northeastern United States. The Company’s acquisitions of the assets of Scosys, Inc., DeLeeuw Associates, Inc., McKnight, and Integrated Strategies and the equity adjustment related to its equity investment in Leading Edge Communications Corporation have all been included in the services business segment. The Company maintains offices for its services business in East Hanover, New Jersey, Charlotte, North Carolina, and New York, New York.

The software segment resulted from the Company’s acquisition of substantially all the assets of Evoke Software Corporation (“Evoke”) on June 28, 2004. Evoke is a provider of data discovery, profiling and quality management software. The Evoke subsidiary was divested in July 2005. Subsequent to this divestiture, the Company only has one operating segment. See Note 4 to the Notes to the Condensed Consolidated Financial Statements for discussion regarding the divestiture of the software segment.

Since the Company only has one segment as of September 30, 2005 and the results of the divested software segment are disclosed both on the income statement and in Note 4 to the Notes to the Condensed Consolidated Financial Statements, no segment disclosure has been provided.

Note 20 - Pro Forma Results of Operations

The following unaudited statement of income reflects the pro-forma consolidated results from continuing operations of Conversion Services International, Inc., DeLeeuw Associates, LLC, Integrated Strategies, and McKnight Associates for the year ended December 31, 2004 and for the nine months ended September 30, 2005 as if the entities had been consolidated for the entire periods. Evoke Software Corporation pro forma results are included as discontinued operations.

	For the nine months
	ended	For the year ended
	September 30, 2005	December 31, 2004

Pro forma revenue from continuing operations	$25,339,963	$33,414,476
Pro forma revenue from discontinued operations	$1,572,081	$3,653,247
Pro forma revenue	$26,912,044	$37,067,723
Pro forma net loss from continuing operations	$(7,841,178)	$(20,164,037)
Pro forma net loss from discontinued operations	$(1,120,423)	$(14,011,419)
Pro forma net Loss	$(8,961,601)	$(34,175,456)
Pro forma net loss per share from continuing operations	$(0.15)	$(0.45)
Pro forma net loss per share from discontinued operations	$(0.02)	$(0.31)
Pro forma net Loss per share	$(0.17)	$(0.76)

Note 21 - Subsequent Events

On November 9, 2005, the Company granted a total of 2,558,500 options to purchase its common stock at an exercise price of $0.83 per share. The options granted are a combination of both incentive and nonqualified options and expire ten years from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of our Business

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” and elsewhere in this report. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations.

Conversion Services International, Inc. provides professional services to the Global 2000 as well as mid-market clientele relating to strategic consulting, data warehousing, business intelligence and data management. The Company’s services based clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although it has clients in other industries as well. The Company’s clients are primarily located in the northeastern United States. The Company delivers value to its clients, utilizing a combination of business acumen, technical proficiency, experience and a proven set of “best practices” methodologies to deliver cost effective services. The Company is committed to being a leader in data warehousing and business intelligence consulting, enabling it to be a valuable asset and trusted advisor to its customers.

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

The Company’s core strategy includes capitalizing on the already established in-house strategic consulting, business intelligence/data warehousing (“BI/DW”) technical expertise and its seasoned sales force. This is expected to result in organic growth through the addition of new customers. In addition, this foundation will be leveraged as the Company pursues targeted strategic acquisitions.

Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing, and data management. They are reflected in the chart below as a percentage of overall revenues:

Category of Services	Percentage of Revenues for the three		Percentage of Revenues for the nine
	months ended September 30,		months ended September 30,
	2005	2004	2005	2004
Strategic Consulting	45.8%	45.5%	39.3%	34.7%
Business Intelligence	20.2%	12.7%	22.2%	17.0%
Data Warehousing	21.3%	16.6%	22.2%	16.3%
Data Management	11.7%	25.2%	15.0%	32.0%
Other	1.0%	0.0%	1.3%	0.0%

Strategic consulting revenues were 45.8% and 39.3% of total revenues for the three and nine months ended September 30, 2005, increasing by 0.3% points and increasing by 4.6% points as compared to 45.5% and 34.7% of total revenues for the comparable prior year periods. During March 2004, the Company acquired DeLeeuw Associates, whose revenue base is entirely in the strategic consulting category of services. During August 2005, the Company acquired Integrated Strategies, Inc. (ISI), whose revenue base is also entirely in the strategic consulting category of services. DeLeeuw and ISI account for all of the Company’s strategic consulting revenues. For the three and nine months ended September 30, 2005, DeLeeuw revenues were $2.6 million and $7.1 million, respectively, as compared to $1.7 million and $3.4 million for the three and nine months ended September 30, 2004, representing an increase of $0.9 million and $3.7 million, respectively. The increase is mostly attributable to the doubling of revenues at DeLeeuw’s largest client, which represented a $3.0 million increase in billings for the nine months ended Spetember 30, 2005 and the addition of a new client that produced $0.7 million in revenues for that period. ISI’s revenues were $0.9 million for the three months and nine months ended September 30, 2005.

The Deleeuw Associates and ISI acquisitions increased the Company’s revenue base and, as a result, the percentage of revenues contributed by each of the other services categories was impacted by the increased overall revenues in the strategic consulting category. The Company intends to continue to focus on increasing revenues in the strategic consulting, business intelligence and data warehousing lines of business during 2005 and 2006 and is de-emphasizing the data management line of business since this category is less profitable to the Company than the other service categories.

Business intelligence service revenues were 20.2% and 22.2% of total revenues for the three and nine months ended September 30, 2005, increasing by 7.5% points and 5.2% points as compared to 12.7% and 17.0% of total revenues for the comparable prior year periods. On an absolute dollar basis, business intelligence revenues increased by $0.7 million and $1.4 million for the three and nine months ended September 30, 2005 as compared to the same periods in the prior year. This increase is primarily attributable to an increase in average billing rates of 27.6% and 15.6% for the three and nine months ended September 30, 2005 versus the prior period, respectively.

Data warehousing revenues were 21.3% and 22.2% of total revenues for the three and nine months ended September 30, 2005, increasing by 4.7% points and 5.9% points as compared to 16.6% and 16.3% of total revenues for the comparable prior year periods. On an absolute dollar basis, data warehousing revenues increased by $0.5 million and $1.5 million for the three and nine months ended September 30, 2005, respectively as compared to the prior year. This increase for the nine months ended September 30, 2005 is primarily attributable to a 35.0% increase in total hours billed partially offset by a decrease in average billing rates of 14.3% in this line of business for the period versus the same period in the prior year.

Data management revenues were 11.7% and 15.0% of total revenues for the three and nine months ended September 30, 2005, decreasing by 13.5% points and 17.0% points as compared to 25.2% and 32.0% of total revenues for the comparable prior year period. This category of services is less profitable to the Company than the other service categories and, as a result, is being de-emphasized and the Company’s resources are being focused on the more profitable service categories.

Three and nine Months Ended September 30, 2005 and 2004

Revenue

The Company’s revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the three and nine months ended September 30, 2005 were $7.7 million and $20.5 million, an increase of $1.6 million, or 26.2% and $2.6 million, or 14.5%, as compared to revenues of $6.1 million and $17.9 million for the three and nine months ended September 30, 2004.

Services

Services revenues for the three and nine months ended September 30, 2005 were $6.7 million and $17.1 million, an increase of $1.7 million, or 34.0% of services revenues, and an increase of $2.3 million, or 15.5% of services revenues, as compared to services revenues of $5.0 million and $14.8 million for the three and nine months ended September 30, 2004, respectively. DeLeeuw Associates, which was acquired by the Company in March 2004, contributed an additional $3.8 million of services revenue during the nine months ended September 30, 2005 as compared to the same period in the prior year. Partially offsetting this increase is a reduction in revenues from services of $1.5 million relating to a decrease in the number of consultants in the ongoing CSI business. Exclusive of DeLeeuw Associates, billable hours declined by 30.8% due to a 5.2% reduction in the number of consultants on billing for the nine months ended September 30, 2005 compared to the same period for the prior year. This decline in the number of consultants was attributable to both the conversion of our consultants to full time employees of our clients and a reduction in consultants in the Scosys division due to resignations.

Related party services

Revenues from related parties for the three and nine months ended September 30, 2005 were $0.9 million and $3.1 million, respectively. Revenues from related parties for the three months ended September 30, 2004, were flat and increased $0.4 million, or 14.8% as compared to related party revenues of $0.9 million and $2.7 million for the three and nine months ended September 30, 2004, respectively. The increase for the nine months ended September 30, 2005 compared to the same period in the prior year, is primarily attributed to the average increase in billing rates of 12.2% for the nine months ended September 30, 2005 versus the same period for the prior year.

Cost of revenue

Cost of revenue primarily includes payroll and benefits costs for the Company’s consultants.   Cost of revenue was $5.8 million, or 75.1% of revenue and $15.1 million, or 73.5% of revenue, for the three and nine months ended September 30, 2005, respectively, compared to $4.5 million, or 73.6% of total revenue, and $12.7 million, or 71.1% of total revenue, for the three and nine months ended September 30, 2004, respectively, representing an increase of $1.3 million, or 28.9%, and $2.4 million, or 18.8%, as compared to the prior year.

Services

Cost of services was $5.0 million, or 75.1% of services revenue, and $12.4 million, or 72.6% of services revenue, for the three and nine months ended September 30, 2005, respectively, compared to $3.7 million, or 74.7% of services revenue, and $10.5 million, or 71.0% of services revenue, for the three and nine months ended September 30, 2004, respectively, representing an increase of $1.3 million, or 35.1%, and $1.9 million, or 18.6%, respectively. DeLeeuw Associates generated a $0.6 million increase in cost of services, directly associated with its increase in revenues in this category, for the nine month period ended September 30, 2005 as compared to the same period in the prior year. Additionally, the Company incurred increased costs during the current quarter due to consultants which were on payroll, however, were not billable to clients. Partially offsetting this increase was a reduction in cost of services of $1.1 million resulting from a 30.8% decrease in billable hours due to a 5.2% reduction in the number of consultants on billing and an 19.4% increase in the average pay rates for consultants.

Related party services

Cost of related party services was $0.7 million, or 82.3% of related party services revenue, and $2.7 million, or 87.1% of related party services revenue, for the three and nine months ended September 30, 2005, respectively, compared to $0.7 million, or 80.7% of related party services revenue, and $2.2 million, or 80.3% of related party services revenue, for the three and nine months ended September 30, 2004, respectively. The increased cost in 2005 reflects the cost of nine full-time higher level consultants hired for specialized work, but at lower gross margins than normal.

Gross Profit

Gross profit was $1.9 million, or 24.9% of total revenue, and $5.4 million, or 26.5% of total revenue, for the three and nine months ended September 30, 2005, compared to $1.6 million, or 26.4% of total revenue, and $5.2 million, or 28.9% of total revenue, for the three and nine months ended September 30, 2004, respectively.

As a percentage of total gross profit for the three and nine months ended September 30, 2005 and 2004, services contributed 87.5% and 86.2% and 78.5% and 82.9%, respectively, related party services contributed 8.3% and 7.3% and 10.7% and 10.4%, respectively, and other contributed 4.1% and 6.5% and 10.8% and 6.8%, respectively.

Services

Gross profit from services was $1.7 million, or 24.9% services revenue, and $4.7 million, or 27.4% services revenue, for the three and nine months ended September 30, 2005, an increase of $0.4 million and $0.3 million, as compared to $1.3 million, or 25.3% services revenue, and $4.3 million, or 29.0% of services revenue, for the three and nine months ended September 30, 2004, respectively. The 0.4% point decline in gross profit for the three month period is primarily due to an 18.6% increase in the average pay rate to the consultants and 6.9% fewer billable hours in the current period as compared to the prior year. The 1.6% point decline in the gross profit for the nine month period is primarily due to a 19.4% increase in the average pay rate to consultants and a 30.8% reduction in the billable hours in the current period as compared to the prior year.

Related party services

      Gross profit for related party services was $0.2 million, or 17.7% of related party services revenue, and $0.4 million, or 12.9% of related party services revenue, for the three and nine months ended September 30, 2005, compared to $0.2 million, or 19.3% of related party services revenue, and $0.5 million, or 19.7% of related party services revenue, for the three and nine months ended September 30, 2004, respectively. The decline in the related party services gross profit percentage is due to the increased costs of the full-time employees hired by the Company as compared to the part-time employees and the reduced billing rates being realized on these consultants during the three and nine months ended September 30, 2005. The average pay rate to consultants increased by 11.6% and 22.8% for the three and nine months ended September 30, 2005 versus the same period in the prior year.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses for the three and nine months ended September 30, 2005 were $1.1 million, or 14.6% of revenue, and $3.4 million, or 16.3% of revenue, respectively, representing an increase of $0.2 million and $1.2 million, respectively, as compared to $0.9 million, or 14.0% of revenue, and $2.2 million, or 12.4% of revenue, for the three and nine months ended September 30, 2004, respectively.

The $0.2 million increase for the three months ended September 30, 2005, as compared to the prior year, is primarily due to $0.2 million of increased payroll and payroll related costs primarily associated with the transfer, from general and administrative costs, of a company executive to directly manage the Company’s sales and recruiting organization beginning in July 2005 and $0.1 million of marketing expenses related to increasing the Company’s presence in the industry by attending trade shows and conferences during the quarter, partially offset by various expense reductions.

The $1.2 million increase for the nine months ended September 30, 2005, as compared to the prior year, is primarily due to $0.5 million of increased payroll and payroll related costs primarily associated with the transfer, from general and administrative costs, of a company executive to directly manage the Company’s sales and recruiting organization beginning in July 2005 and the hiring of several sales people and recruiter’s intended to generate additional revenues. Additionally, a $0.4 million increase in marketing expenses related to operating the Company’s new marketing department and attending trade shows and conferences as part of the Company’s strategy to increase its industry presence during 2005, and $0.3 million of other increases.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs for the three and nine months ended September 30, 2005 were $2.1 million, or 27.8% of revenue, and $5.3 million, or 25.8% of revenue, representing increases of $0.7 million and $0.7 million as compared to $1.4 million, or 22.3% of revenue, and $4.6 million, or 25.5% of revenue, for the three and nine months ended September 30, 2004, respectively.

The $0.7 million overall increase for the three month period is primarily due to $0.3 million of expenses related to Integrated Strategies and McKnight Associates which were both acquired in July 2005, a $0.1 million increase in legal, accounting, and professional fees expense primarily related to the Laurus refinancing, Evoke sale, and annual meeting and proxy work, and a $0.1 million increase in bad debt expense, partially offset by a $0.2 million reduction in payroll and payroll related expenses due to the transfer of a company executive to the sales and recruiting organization. Additionally, a $0.4 million charge was recorded which relates to the value of the common stock issued to the Evoke employees.

The $0.7 million increase for the nine months ended September 30, 2005 as compared to the prior year is primarily due to $0.3 million of expenses related to Integrated Strategies and McKnight Associates which were both acquired in July 2005, a $0.4 million increase in legal, accounting and professional fees related to Laurus refinancing, Evoke sale, and annual meeting and proxy work and registration statement filings and associated SEC comment letter responses, and a $0.1 million increase in bad debt expense, partially offset by a $0.3 million reduction in payroll and payroll related costs due to the transfer of a company executive to the sales and recruiting organization and a reduction in the Company’s development department resulting from the transfer of employees into the billable consulting group and a $0.2 million reduction in various other categories. Additionally, a $0.4 million charge was recorded which relates to the value of the common stock issued to the Evoke employees.

Depreciation and amortization

  Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years.   Depreciation and amortization expenses for the three and nine months ended September 30, 2005 were $0.3 million and $0.6 million, representing increases of $0.2 million and $0.3 million as compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively.

The $0.2 million increase in depreciation and amortization expense for the three months ended September 30, 2005 is primarily due to $0.1 million of increased amortization of intangible assets associated with the acquisition of McKnight Associates which was completed in July 2005 and $0.1 million of increased depreciation expenses on the Company’s assets and increased amortization of deferred financing costs.

The $0.3 million increase in depreciation and amortization expense for the nine months ended September 30, 2005 is primarily due to $0.1 million of increased amortization of intangible assets associated with the acquisitions of both DeLeeuw (which was acquired in March 2004) and McKnight Associates (which was acquired in July 2005), and $0.2 million of increased amortization of the Company’s deferred financing costs.

 Interest Expense

The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt issued of $0.3 million and $1.4 million and the amortization of the value of the warrants issued of $0.5 million and $1.6 million for the three and nine months ended September 30, 2005 is also recorded as interest expense. Total interest expense recorded was $1.4 million and $4.3 million for the three and nine months ended September 30, 2005 compared to $1.0 million and $1.8 million for the three and nine months ended September 30, 2004. This increase relates to the interest, discount on debt amortization and warrant amortization associated with the Laurus, Taurus and Sands financing transactions described below in the liquidity and capital resources section.

Other income (expense)

The Company recorded interest income of $11,000 and $69,000 for the three and nine months ended September 30, 2005, respectively, compared to interest income of $1,500 and $3,400 and other income of $300 and $7,300 for the three and nine months ended September 30, 2004. The Company recorded equity income from its investments in DeLeeuw International (Turkey) and LEC of approximately ($1,700) and $45,000 for the three and nine months ended September 30, 2005 as compared to equity losses of ($8,800) and ($25,000) in the comparative prior year period.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $14.7 million as of September 30, 2005. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

As of September 30, 2004, the Company had recorded a deferred tax asset of $64,000.

Discontinued Operations

In July 2005, our Board of Directors formally approved the sale of our Evoke Software business. In accordance with the provisions of SFAS 144, we determined that Evoke became a long-lived asset held for sale and a discontinued operation during the quarter ended September 30, 2005. Consequently, we have segregated the results of Evoke from continuing operations on our statement of operations for all periods presented. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $0.3 million as of September 30, 2005 compared to $1.0 million as of December 31, 2004. The Company’s cash balance is primarily derived from customer remittances, bank and other borrowings, and acquired cash and is used for general working capital needs.

Working capital deficit is ($7.6 million) as of September 30, 2005 compared to ($7.4 million) as of December 31, 2004. The Company’s working capital position has continued to deteriorate during the current quarter primarily due to losses incurred by the Company and to debt incurred to finance the acquisitions of Integrated Strategies and McKnight Associates in July 2005. The Company generated $5.6 million of additional financing during the nine month period ended September 30, 2005.

Cash used by operating activities of continuing operations was $3.5 million during the nine months ended September 30, 2005. Cash used by operating activities of discontinued operations was $0.6 million and net cash used by operating activities was $4.1 million during the nine months ended September 30, 2005. Cash used by operations continues to be largely due to losses generated by the Company during the current period. Cash based losses from continuing operations (net loss from continuing operations plus non cash expenses) were ($2.6 million) for the nine months ended September 30, 2005. Accounts receivable increased by $0.3 million, as compared to December 31, 2004, primarily due to $1.0 million of McKnight and Integrated Strategies receivables outstanding as of September 30, 2005. Additionally, accounts payable and accrued expenses increased by $0.7 million due to both the acquisitions of McKnight and Integrated Strategies and accruals for Evoke liabilities that were not assumed by Similarity Systems.

Cash used by investing activities was $2.3 million during the nine months ended September 30, 2005.  This was due to $2.9 million of cost for the acquisitions of Integrated Strategies and McKnight Associates in July 2005, partially offset by $0.6 million of cash received from the divestiture of Evoke.

Cash provided by financing activities was $5.6 million during the nine months ended September 30, 2005. $1.3 million was raised through the sale of Company common stock, $1.4 million from stockholder loans to the Company, and $1.6 million was provided by additional borrowings under the Company’s line of credit, $1.0 million from the conversion of debt to equity which provided additional borrowing capacity under the line of credit, $0.5 million from short term notes, and $0.1 from other financing activities, partially offset by $0.3 million of principal payments on capital lease and stockholder loan obligations.

There are currently no material commitments for capital expenditures.

The Company currently expects to incur costs, in 2005, of approximately $30,000 in order to improve its internal controls surrounding financial reporting and disclosure. No costs were incurred during the three or nine months ended September 30, 2005. Approximately $90,000 of costs is expected to be incurred during the fist half of fiscal 2006 to continue to improve internal controls surrounding fiscal reporting and disclosure.

As of September 30, 2005 and December 31, 2004, the Company had accounts receivable due from LEC of approximately $0.6 million and $0.8 million, respectively. There are no known collections problems with respect to LEC.

For the three and nine months ended September 30, 2005 and 2004, we invoiced LEC $0.9 million and $3.1 million and $0.9 million and $2.7 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.  The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. We feel confident in the collectibility of these accounts receivable as the majority of the revenues from LEC are derived from Fortune 100 clients.

On July 18, 2005, the Company completed the sale of substantially all of the assets Evoke and received aggregate consideration of $645,000 cash, the assumption by Similarity Systems and Similarity Vector Technologies, Ltd. of certain liabilities, 821,053 shares which are issuable by Similarity subject to the Company’s satisfactory completion of certain post-closing obligations, and an earnout in an amount equal to 13% of certain Similarity revenues. The maximum earnout consideration to which the Company is entitled under this agreement is $1,400,000 and would be received over a three year period. Evoke had generated losses since it was acquired by the Company in June 2004. As a result, this sale is expected to reduce the negative cash flow that has been experienced by the Company during 2004 and 2005.

The Company executed a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”) on August 16, 2004, whereby the Company had access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provided for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal, which was 6.75% as of September 30, 2005) plus 1%, and maturing in three years. We had no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. These notes were to be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter up to a minimum of 0.0%. This line of credit was secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provided for conversion at the option of the holder of the amounts outstanding into the Company’s common stock at a fixed conversion price of $2.10 per share. In the event that the Company issued common stock or derivatives convertible into Company common stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price was to be reset using a weighted average dilution calculation.

Additionally, in exchange for a secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus had made available to the Company an additional $5.0 million to be used for acquisitions. We had no obligation to meet financial covenants under the $5.0 million secured convertible term note. This note was convertible into Company common stock at a fixed conversion price of $2.10 per share. This note was to mature in three years. This cash was restricted for use until approved acquisition targets identified by the Company were approved by Laurus.

In August 2004, the Company issued Laurus a common stock purchase warrant that provides Laurus with the right to purchase 800,000 shares of the Company’s common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 16, 2011.

On July 28, 2005, the Company entered into amendments of the notes dated August 16, 2004 between the Company and Laurus. Pursuant to the amendment, the Company released $4,327,295.08 (the “Funds”) to Laurus, which was being held in the Restricted Account (which was available to the Company for acquisitions) and issued an amended and restated convertible note in the principal amount of $749,000. In satisfaction of the balance of the accrued interest and any liquidated damages to which it was entitled pursuant the Registration Rights Agreement entered into in August 2004, the Company issued an option to purchase 333,333 shares of the Company’s common stock at a purchase price of $0.015 per share. Laurus exercised this option to purchase Company stock on August 1, 2005. Laurus also agreed to extend the required filing date and effective date of the Registration Statement.

The Company also issued an amended and restated convertible secured revolving note in the principal amount of $4.5 million in favor of Laurus which amended the $4 million Revolving Note executed in August 2004. In connection with this note, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus made a loan to the Company in excess of the amount available using the Company accounts receivable as collateral in the principal amount of $2.7 million. The Company utilized the $2.7 million which was advanced to it by Laurus to acquire McKnight Associates, Inc., Integrated Strategies, Inc. and ISI Consulting, LLC. Except as noted above, all terms of the August 2004 agreements continue to remain in effect.

As of September 30, 2005, approximately $5.3 million was outstanding under the revolving line of credit and Overadvance Letter Agreement. The interest rate on the revolving line and the overadvance letter was 7.75% as of September 30, 2005.

In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”) three subordinated secured convertible promissory notes equaling $1.0 million (the “Notes”), each with an annual interest rate of 8% expiring September 22, 2005. The Notes were secured by substantially all corporate assets, but subordinate to Laurus. The Notes were convertible into shares of the Company’s common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a “Qualified Financing”). The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is September 8, 2008.

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued to Sands three new subordinated secured convertible promissory notes equaling $1.080 million, each with an annual interest rate of 12% expiring on January 1, 2007. The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to one hundred twenty percent (120%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Offering has been consummated by December 15, 2006, then Sands may elect to exercise the Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is December 15, 2009.

In July 2005, the Company obtained two $250,000 short-term loans from a third-party investor. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 6, 2005. The maturity date for this note has been extended to December 6, 2005. The second note is dated July 22, 2005 and originally matured on September 22, 2005. The maturity date for this note has been extended to November 22, 2005.

The following is a summary of the debt instruments outstanding as of September 30, 2005:

Lender	Type of facility	Outstanding as of September 30, 2005 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Laurus Master Fund, Ltd.	Convertible Line of Credit	$2,600,000	$0
Laurus Master Fund, Ltd.	Overadvance Letter	$2,700,000	$0
Laurus Master Fund, Ltd.	Term Note	$749,000
Sands Brothers Venture Capital LLC	Convertible Promissory Note	$54,000	$0
Sands Brothers Venture Capital III LLC	Convertible Promissory Note	$918,000	$0
Sands Brothers Venture Capital IV LLC	Convertible Promissory Note	$108,000	$0
Taurus Advisory Group, LLC investors	Convertible Promissory Note	$2,000,000	$0
Taurus Advisory Group, LLC investors	Unsecured Notes	$500,000	$0
Scott Newman	Promissory Notes	$556,000	$0
Glenn Peipert	Promissory Notes	$956,000	$0
Adam Hock and Larry Hock	Promissory Note	$76,054	$0
Adam Hock and Larry Hock	Subordinated Promissory Note	$165,000	$0
TOTAL		$11,382,054	$0

The Company had generated losses during 2004 and these losses have continued during the nine months ended September 30, 2005. To that extent, the Company has experienced continued negative cash flow which created a liquidity issue for the Company during 2004. To address this issue, the following financings were effectuated:

As of March 30, 2005, Scott Newman, our President, Chief Executive Officer and Chairman, Glenn Peipert, our Executive Vice President, Chief Operating Officer and Director, and Robert C. DeLeeuw, our Senior Vice President, have agreed to personally support our cash requirements to enable us to fulfill our obligations through May 1, 2006, to the extent necessary, up to a maximum amount of $2.5 million. Mr. Newman personally guaranties up to $1.4 million, Mr. Peipert guaranties up to $0.7 million and Mr. DeLeeuw personally guaranties $0.4 million. We believe that our reliance on such commitment is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitment. We believe that this written commitment provides us with the legal right to request and receive such advances. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company originally provided for interest at 3% per annum, however, on June 16, 2005, the Company’s Board of Directors approved an increase in the interest rate payable to the shareholder’s to 8% per annum.

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

On June 16, 2005, the Company’s board of directors approved an increase in the interest rate payable to Messrs. Newman and Peipert for outstanding loans made by them to the Company from the current 3% per annum to 8% per annum. All new loans to the Company will also bear interest at 8% per annum.

Between December 14, 2004 and September 30, 2005, Messrs. Newman and Peipert have loaned the Company funds on an unsecured basis. These loans by Messrs. Newman and Peipert each originally accrued interest at a simple rate of 3% per annum, and each has a term expiring on January 1, 2006. On June 16, 2005, the Company’s board of directors approved an increase in the interest rate payable to Messrs. Newman and Peipert for outstanding loans made by them to the Company from the current 3% per annum to 8% per annum. All new loans to the Company will also bear interest at 8% per annum. As of September 30, 2005, approximately $556,000 and $956,000 remained outstanding to Messrs. Newman and Peipert, respectively.

In July 2005, the Company obtained two $250,000 short-term loans from a third-party investor. Both loans bear interest at 8% per annum. The first loan is dated July 6, 2005, originally matured on September 6, 2005, however, was extended to December 6, 2005. The second loan is dated July 22, 2005, originally matured on September 22, 2005, however, was extended to November 22, 2005.

The Company has completed various financing transactions through the issuance of common stock, as well as the issuance of notes and warrants convertible into our common stock, while a registration statement was on file with the Securities and Exchange Commission but had not yet been declared effective. Those transactions were with the following entities:

•	Taurus Advisory Group, LLC $ 4.0 million

•	Laurus Master Fund, Ltd. $ 11.0 million

•	Sands Brothers International Ltd. (3 affiliated entities) $ 1.0 million

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

The Company believes existing cash, borrowing capacity under the line of credit or alternative financing sources, the funding to be provided by the principal stockholders’, and funds generated from operations should be sufficient to meet operating requirements over the upcoming twelve month period. We may raise additional funds through debt or equity transactions in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain additional financing through debt or equity investment will depend on various factors, including, among others, revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company’s markets. The sale of additional equity securities or future conversion of convertible debt would result in additional dilution to the Company’s stockholders.

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

Stock-based Compensation

We issue stock options to our employees and provide our employees the right to purchase ordinary shares under employee stock purchase plans. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. For equity instruments under fixed plans, APB 25 does not require that any amount of expense to be recorded in the statement of income; however, SFAS No. 123, “Accounting for Stock-Based Compensation” does require disclosure of these amounts in a pro forma table to the financial statements. In determining this disclosure the value of an option is estimated using the Black Scholes option valuation model. This model requires the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus the total calculated costs associated with the grant of stock options or issuance of stock under employee stock purchase plans. In addition, in disclosing the fair-value cost of stock-based compensation, we estimate that we will be able to obtain a 40% tax benefit on these costs. There is the potential that this tax benefit will not be obtained to this extent or at all, which directly impacts the level of expenses associated with stock-based compensation. We expect our accounting policies, regarding stock-based compensation to be materially affected by our adoption of SFAS123R, which is described under “Recent Pronouncements.” We have not yet determined what the impact of the adoption of SFAS123R will be on our compensation philosophy.

Deferred Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. A valuation allowance is maintained by the Company due to the impact of the current years net operating loss (NOL). In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to net income in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance relates predominately to benefits derived from the utilization of our NOL’s.

Financial Instruments

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company used a fair value option pricing model to value stock warrants issued in August and September 2004. The fair value of these warrants has been reflected as a financial instrument in the current liabilities section of the Condensed Consolidated Balance Sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which linked to an effective registration of such securities. The Company accounted for the warrants as a liability. The Company is also required to revalue the liability at each reporting period to reflect the current fair value of the financial statement.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment, an Amendment of SFAS No. 123 and 95”. This final standard replaces the existing requirements under SFAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. SFAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005 and allows companies to restate the full year of 2005 to reflect the impact of expensing under SFAS 123R as reported in the footnotes to the financial statements for the first half of 2005. . The transitional provisions of SFAS 123R allow companies to select either a modified-prospective or modified-retrospective transition method which effectively impacts in which periods actual expense will be reported in the statements of income. We are in the process of determining the transitional method we will apply. We have not determined how SFAS123R will modify, if at all, our compensation philosophy in general or for stock option grants in particular. We cannot currently estimate the amount of stock-based compensation expense which will be related to stock option grants or the issue of warrants in 2005 and thereafter.

ISSUES AND UNCERTAINTIES

This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those referenced below and elsewhere in this report, which, among others, should be considered in evaluating the Company’s financial outlook.

For further information, refer to the Company’s 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB/A on July 26, 2005.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, and as a result of comments received in February 2005 from the Staff of the SEC pertaining to our Registration Statement on Form SB-2/A, File No. 333-115243 (the “Registration Statement”), our chief executive officer and our chief financial officer have concluded that a material weakness exists with regard to the valuation and purchase accounting of our recent acquisitions, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations.

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

•
Senior accounting personnel and our chief financial officer will continue to review any future acquisition or divestiture in order to evaluate, document and approve its accounting treatment in accordance with SFAS 141 and EITF 99-12;

•	We will augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions; and

•	We will incorporate the applicable parts of the action plan described in the next paragraph.

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

In addition, we previously identified two internal control matters. Neither relates to the subject matter of the material weakness described above, yet combined with the above-referenced material weakness, constitute in the aggregate a material weakness in our internal control over financial reporting. These internal control matters, identified by Friedman LLP, our independent registered public accounting firm, are summarized as follows:

•	Lack of certain internal controls over period-end financial reporting related to the identification of transactions, primarily contractual, and accounting for them in the proper periods; and

•	Accounting and reporting for our complex financing transactions related to the beneficial conversion features and the determination of the fair value of warrants in such transactions.

In connection with our financing transactions with Laurus Master Fund, Ltd. and Sands Brothers Venture Capital, we misapplied generally accepted accounting principles whereby we did not value the warrants associated with those transactions. We had previously accounted for these warrants by calculating the fair value of the warrants using an option pricing model and attributing a portion of the underlying debt associated to the warrants by recording the value of the warrants as a component of stockholders’ equity and a corresponding reduction of the debt. The value of these warrants are now reflected as a financial instrument in the current liabilities section of the Condensed Consolidated Balance Sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which linked to an effective registration of such securities. Accordingly, we applied EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and accounted for the warrants as a liability. We are also required to revalue the liability at each reporting period to reflect the current fair value of the financial instruments. As a result, we were required in November 2005 to restate our financial statements for the quarters ended September 30, 2004, March 31, 2005 and June 30, 2005, and for the year ended December 31, 2004. Management determined that the disclosure controls and procedures for these three quarters and year end were not effective.

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

•
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

•
A process to be established whereby material agreements are reviewed by the legal, accounting and sales departments and an executive management member that includes determination of appropriate accounting and disclosure;

•	Our accounting and legal departments are now working more closely and in conjunction to accurately account for period-end financial reporting and complex financing transactions;

•
We are constantly assessing our existing environment and continue to make further changes, as appropriate, in our finance and accounting organization to create clearer segregation of responsibilities and supervision, and to increase the level of technical accounting expertise including the use of outside accounting experts;

•
There will be closer monitoring of the preparation of our monthly and quarterly financial information. We are in the process of instituting regular quarterly meetings to review each department’s significant activities and respective disclosure controls and procedures and to have such in place by the end of the second quarter of 2005;

•
Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee; and

•
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

Our company also maintains a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. In connection with the preparation of this quarterly report, our management identified certain weaknesses in our internal control procedures and in our valuation and purchase accounting of our acquisitions in 2004 and in our complex financing transactions. Our management and Board have adopted corrective measures as described in the third and fourth paragraphs of this Controls and Procedures section above. The following measures have materially affected our internal control over financial reporting since our last Quarterly Report:

•
Senior accounting personnel and our chief financial officer continue to review any future acquisition or divestiture in order to evaluate, document and approve its accounting treatment in accordance with SFAS 141 and EITF 99-12;

•	We have augmented, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions;

•	Our Disclosure Committee meets at the end of every quarter;

•	Our accounting and legal departments continue to work more closely and in conjunction to accurately account for period-end financial reporting and complex financing transactions;

•
There will be closer monitoring of the preparation of our monthly and quarterly financial information. We have instituted regular quarterly meetings to review each department’s significant activities and respective disclosure controls and procedures; and

•
Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company’s failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company’s failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. Management believes this suit to be without merit and intends to vigorously defend the Company against this action. Further, the Company has filed a countersuit and third party complaint against he plaintiffs and Scorpio Systems based on RICO violations, civil conspiracy, common law fraud, breach on contract and unjust enrichment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2005, pursuant to the restructuring of the Company’s financing with Laurus Master Fund, Ltd. (see Note 9 - Line of Credit of the Notes To Condensed Consolidated Financial Statements), Laurus exercised its option to purchase 333,333 shares of the Company’s common stock at a purchase price of $0.015 per share, and such shares were issued to Laurus.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the stockholders was held on August 8, 2005.

(b)	All of the Company's director nominees, Scott Newman, Glenn Peipert, Lawrence K. Reisman and Joseph Santiso, were elected. There was no solicitation in opposition to the Company's nominees.

(c)	Matters voted on at the meeting and the number of votes cast:

1.	To elect four Directors to the Board of Directors to serve until the 2006 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified:

Voted For	For All Except	Withhold Authority
499,911,328	0	50,006

2.	To ratify the appointment by the Audit Committee of the Board of Directors of Friedman LLP, to serve as the Company’s independent auditors for the fiscal year ending December 31, 2005:

Voted For	Voted Against	Abstentions
499,961,428	0	6

3.
To amend the Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding common stock, par value $.001 per share (the “Common Stock”) of between a one-for-ten (1-10) and a one-for-fifty (1-50) reverse stock split in the discretion of the Board of Directors and to reduce the amount of the Company’s authorized Common Stock from one billion to between twenty million (20,000,000) and one hundred million (100,000,000), in the discretion of the Board of Directors:

Voted For	Voted Against	Abstentions
499,911,131	50,197	6

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

	32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

Form 8-K, filed on July 22, 2005, pertaining to Items 1.01, 2.01, 7.01 and 9.01, regarding the sale of Evoke Software Corporation

Form 8-K, filed on July 28, 2005, pertaining to Items 1.01, 2.01, 3.02, 7.01, 8.01, and 9.01 regarding the acquisition of McKnight Associates, Inc.

Form 8-K, filed on August 3, 2005, pertaining to Items 1.01, 2.01, 2.03, 7.01, and 9.01 regarding the acquisition of Integrated Strategies, Inc. and ISI Consulting, LLC.

Form 8-K, filed on August 3, 2005, pertaining to Items 1.01 and 9.01, regarding the restructuring of the Company’s financing with Laurus Master Fund, Ltd.

Form 8-K, filed on September 16, 2005, pertaining to Items 8.01 and 9.01, regarding the Company’s announcement that it was approved for trading on the American Stock Exchange on September 21, 2005.

Form 8-K, filed on September 21, 2005, pertaining to Item 4.02 regarding the Company’s announcement that it began trading on the American Stock Exchange.

Form 8-K, filed on September 28, 2005, pertaining to Item 2.03 and 9.01 regarding the extension of its debt with Sands Brothers Venture Capital.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERSION SERVICES INTERNATIONAL, INC.

Date: November 21, 2005	By:	/s/ Scott Newman

Name: Scott Newman Title: President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)