Form 10KSB
period 2005-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2006-04-20
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending December 31, 2005
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .
Commission file number 001-32623

CONVERSION SERVICES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0101495
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

100 Eagle Rock Avenue, East Hanover, NJ	07936
(Address of Principal Executive Offices)	(Zip Code)

973-560-9400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  མ    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☐           NO  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

State issuer’s revenues for its most recent fiscal year: $27.6 million

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,240,210 as of March 31, 2006 (based on the closing price for such stock as of March 31, 2006).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at March 31, 2006
Common Stock, $.001 par value	49,997,834

PART I

ITEM 1.  BUSINESS

References in this Form 10-KSB to the “Company,” “CSI,” “we,” “our,” and “us” refer to Conversion Services International, Inc. and our consolidated subsidiaries. We are a technology firm providing professional services to the Global 2000 as well as mid-market clientele. Our core competency areas include strategic consulting, data warehousing, business intelligence and data management consulting. Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although we do have clients in other industries. Our clients are primarily located in the northeastern United States. We enable organizations to leverage their corporate information assets by providing strategy, process, methodology, data warehousing, business intelligence, enterprise reporting and analytic solutions. Our organization delivers value to our clients, utilizing a combination of business acumen, technical proficiency, experience and a proven set of “best practices” methodologies to deliver cost effective services through time and material engagements (or on occasion fixed price engagements). CSI empowers clients to gain insight and intelligence from corporate data through our combination of business acumen, technical proficiency and proven methodology. We are committed to being a leader in data warehousing and business intelligence consulting, allowing us to be a valuable asset and trusted advisor to our customers.

We believe that our primary strengths that distinguish us from our competitors are our:

•	role as a full life-cycle solution provider;
•	ability to provide strategic guidance and ensure that business requirements are properly supported by technology;
•	ability to provide solutions that integrate people, improve process and integrate technologies;
•	extensive service offerings as it relates to data warehousing, business intelligence, strategy and data quality;
•	our perspective regarding the accuracy of data and our data purification process;
•	best practices methodology, process and procedures;
•	experience in architecting, recommending and implementing large and complex data warehousing and business intelligence solutions;
•	understanding of data management solutions; and
•	ability to consolidate inefficient environments into robust, scalable, reliable and manageable enterprise solutions.

Our goal is to be the premier provider of data warehousing, business intelligence and related strategic consulting services for organizations seeking to leverage their corporate information. In support of this goal we intend to:

•	enhance our brand and mindshare;
•	continue growth both organically and via acquisition;
•	increase our geographic coverage;
•	expand our client relationships;
•	introduce new and creative service offerings; and
•	leverage our strategic alliances.

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

We are a Delaware corporation formerly named LCS Group, Inc. In January 2004, a privately-held company named Conversion Services International, Inc. (“Old CSI”) merged with and into our wholly owned subsidiary, LCS Acquisition Corp. In connection with such transaction: (i) a 16-year old information technology business (formed in 1990) became our operating business, (ii) the former stockholders of Old CSI assumed control of our Board of Directors and were issued approximately 75.9% of the outstanding shares of our common stock at that time (due to subsequent events, that percentage of ownership has decreased), and (iii) we changed our name to “Conversion Services International, Inc.” The acquisition was accounted for as a reverse acquisition. Please see Note 1 Accounting Policies of the Notes to Consolidated Financial Statements for further discussion on this transaction.

On September 21, 2005, our common stock began trading on the American Stock Exchange under the symbol “CVN”.

Our offices are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, and our telephone number is (973) 560-9400.

Our Services

As a full service strategic consulting, business intelligence, data warehousing and data management firm, we offer services in the following solution categories:

Strategic Consulting: Involves planning and assessing both process and technology, performing gap analysis, making recommendations regarding technology and business process improvements to help our clients realize their business goals and maximize their investments in people and technology.

Business and Process Consulting

•	Information, Process and Infrastructure (IPI) Diagrams (Claritypath) - A blueprinting process and service that facilitates and accelerates the strategic planning process.
•
Change Management Consulting - Assist clients with implementing project management governance and best practices for large scale change initiatives, including consolidations, conversions, integration of new business processes and systems applications.

•
Integration Management, Mergers and Acquisitions - Work with clients to implement best practices for mergers and acquisitions. Support all aspects of the integration process from initial assessment through implementation support.

•
Acquisition Readiness - Work with clients to better prepare them for large scale acquisitions in the financial services domain. This includes building best practices, mapping and gapping and implementing a strategic roadmap to integrate multiple companies.

•
Process Improvement (Lean, Six Sigma) - Provide a full array of products and services in support of Lean and Six Sigma, including training, process improvement, project management and implementation support.

•	Regulatory Compliance (The Health Insurance Portability and Accountability Act of 1996, Basel II, Sarbanes-Oxley) - Work with clients to analyze, design and implement operational control, procedures and business intelligence that will align the organization to meet new regulatory requirements.
•
Project Management (PMO) - Setting up an internal office at a client location, staffed with senior/certified project managers that act in accordance with the policies and procedures identified in CSI Best Practices for Project Management.

•
Request For Proposal Creation and Responses - Gather user and technical requirements and develop Requests For Proposals (RFP) on behalf of our clients. Respond to client RFPs with detailed project plans, solutions and cost.

Technology Consulting

•
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

•
Business Technology Alignment - A strategic offering that consists of a series of interviews including both the business and technology constituents to collect information regarding user satisfaction, user requirements and expectations, as well as the technology groups understanding of needs and current and future deliverables. The result is a set of recommendations that will better align the user and technology groups and deliver more perceived value.

•	Business Intelligence Strategy - Helping clients develop a roadmap to leverage a business intelligence platform throughout the enterprise aligning the client with best practices.
•
BI/DW Software Selection - Evaluation, analysis and recommendation of appropriate software tools for deploying BI/DW solutions. Gather business and technical requirements and measure those requirements against the capabilities of available tools in the current marketplace. Software evaluated and recommended include reporting, ad-hoc query, analytics, extract, transform and load processes (ETL), data profiling, database and data modeling.

Business Intelligence: A category of applications and technologies for gathering, storing, analyzing and providing access to data to help enterprise users make better and quicker business decisions.

•
Business Intelligence, Architecture and Implementation - Develop architecture plans and install all tools required to implement a business intelligence solution, including enterprise reporting, ad-hoc reporting, analytical views and data mining. Solutions are typically developed using tools such as Cognos, Business Objects, MicroStrategy, SAS and Crystal Reports.

•
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

•
Analytics and Dashboards - Identify and document dashboard requirements. These requirements are typically driven by Key Performance Indicators (KPIs) identified by upper management. Architect a supporting database structure to support the identified hierarchies, drill-downs and slice and dice requirements, implement a dashboard tool, provide training and education.

•	Business Performance Management - Leveraging a new or existing business intelligence implementation to monitor and manage both business process and IT events through key performance indicators.
•
Data Mining - Implementing data mining tools that extract implicit, previously unknown, and potentially useful information from data. These tools typically use statistical and visualization techniques to discover and present knowledge in a form which is easily comprehensible to humans. Business intelligence tools will answer questions based on information that has already been captured (history). Data mining tools will discover information and project information based on historic information.

•
Proof of Concepts and Prototypes - Gather requirements, design and implement a small scale business intelligence implementation called a Proof of Concept. The Proof of Concept will validate the technology and/or business case, as well as “sell” the concept of business intelligence to management.

•	Outsourcing - Development of new reports offsite/offshore and redeployment of reports in new technologies in support of technology consolidation.
•
Training and Education - Provide formal classroom training for Business Objects software products. Provide training in data warehousing and business intelligence methodologies and best practices, as well as technology tool training, including business intelligence tools such as Cognos and MicroStrategy.

Data Warehousing: A consolidated view of high quality enterprise information, making it simpler and more efficient to analyze and report on that information.

•
Data Warehousing and Data Mart Design, Development and Implementation - Design, development and implementation of custom data warehouse solutions. These solutions are based on our methodology and best practices.

•
Proof of Concepts and Prototypes - Gather requirements, design and implement a small scale data warehouse that is called a Proof of Concept. The Proof of Concept will validate the technology and/or business case, as well as “sell” the concept of data warehousing to management.

•
Extract, Transformation and Loading (ETL) - Design, development and implementation of data integration solutions with particular expertise and best practices for integrating ETL tools with other data warehouse tools.

•
Enterprise Information Integration (EII) - Enterprise Information Integration tools are used to integrate information by providing a logical view of data without moving any data. This is particularly useful when bridging a business intelligence tool to multiple data marts or data warehouses.

•	Outsourcing - Implementing and supporting a client data warehouse solution at a CSI location.

Data Management: Innovative solutions for managing data (information) throughout an enterprise.

•
Enterprise Information Architecture - Leveraging our Information, Process and Infrastructure (IPI) Diagrams to create a “snapshot” of the current information flow and desired information flow throughout the enterprise.

•
Metadata Management - Based on our Data Warehouse Framework, we will build a metadata repository that is integrated with all tools used in a data warehouse implementation and will be leveraged by the business intelligence environment.

•
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

•
Data Quality/Cleansing/Profiling - Leveraging profiling as an automated data analysis process that significantly accelerates the data analysis process. Leveraging our best practices to identify data quality concerns and provide rules to cleanse and purify the information.

•	Data Migrations and Conversions - Design, development and implementation of custom data migrations. These solutions are based on our methodology and best practices.
•
Quality Assurance Testing (Verification, Validation, Certification) - We have developed a quality assurance process referred to as Verification, Validation, Certification (VVC) of information. This is a repeatable process that will insure that all data has been validated to be accurate, consistent and trustworthy.

•
Application Development - Custom application development or integration to support data management or data warehouse initiatives. This may include modification of existing enterprise applications to capture additional information required in the warehouse or may be a standalone application developed to facilitate improved integration of existing information.

•
Infrastructure Management and Support - An infrastructure must be in place to support any data warehouse or data management initiative. This may include servers, cables, disaster recovery or any process and procedure needed to support these types of initiatives.

The following illustrates the percentage of revenues provided by each category of services as a percentage of overall revenues:

Category of Services	Percentage of Revenues for the year ended December 31,
	2005	2004
Strategic Consulting	40.6%	35.9%
Business Intelligence	22.4%	22.7%
Data Warehousing	22.8%	16.7%
Data Management	13.2%	23.4%
Software & Support	0.0%	1.0%
Other	1.0%	0.3%

Recent Acquisitions and Divestiture

We will also continue to pursue strategic acquisitions that strengthen our ability to compete and extend our ability to provide clients with a core comprehensive services offering.

In March 2004, we acquired DeLeeuw Associates, Inc. (“DeLeeuw Associates”), a management consulting firm in the information technology sector with core competency in delivering Change Management Consulting, including both Six Sigma and Lean domain expertise to enhance service delivery, with proven process methodologies resulting in time to market improvements within the financial services and banking industries. In connection with the DeLeeuw Associates acquisition, we: (i) paid Mr. Robert C. DeLeeuw, as the sole stockholder of DeLeeuw Associates, $1.9 million; and (ii) issued 5,333,334 shares of our common stock to Mr. DeLeeuw. Please see Note 1 of our Notes To Consolidated Financial Statements for further discussion on this transaction.

Integration of DeLeeuw’s Change Management Consulting practices with CSI’s Data Warehousing and Business Intelligence core competency “The Center for Data Warehousing” was completed in 2004. The Change Management, Six Sigma and Lean methodology have been introduced to our clients along with our innovative Information, Process and Infrastructure (IPI) Diagrams, which provide detailed blueprints of our client’s information, business processes and infrastructure on a single highly detailed diagram. These diagrams can be utilized for risk management, compliance, validation, planning and budgeting requirements. The IPI diagram offering, launched in the first quarter of 2004, continues to receive favorable reaction from our clients. In addition, we expanded our Data Warehouse Assessment, Business Technology Alignment (BTA) and Quality Management Offering (QMO) related offerings in 2005, which will be the focus of our marketing and communications programs for 2006. A QMO offering is a combination of methodologies, best practices and automated techniques leveraged to establish and enforce standards and procedures as it relates to elevating the quality of executive information in an efficient and effective manner. We believe that these offerings will drive greater understanding and demand for both data warehousing and business intelligence implementations by delivering best practices methodologies, tools and techniques to reduce risk, time to market and total cost of ownership of these engagements. One component of our business strategy is to continue to enhance and expand our offerings which include best practices, process improvement, methodologies, advisory services and implementation expertise.

In May 2004, CSI acquired 49% of all issued and outstanding shares of common stock of Leading Edge Communications Corporation (LEC). The acquisition was completed through a Stock Purchase Agreement between CSI and the sole stockholder of LEC. In connection with the acquisition, CSI (i) repaid a bank loan on behalf of the seller in the amount of $35,000; (ii) repaid an LEC bank loan in the amount of $38,000; and (iii) satisfied an LEC obligation for $10,000 of prior compensation to an employee. LEC provides enterprise software and services solutions for technology infrastructure management. Previously, in November 2003, CSI executed an Independent Contractor Agreement with LEC, whereby CSI agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, CSI receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC.

In June 2004, we acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke Software Corporation (“Evoke”), which designed, developed, marketed and supported software programs for data analysis, data profiling and database migration applications and provides related support and consulting services. In connection with the Evoke acquisition, we: (i) issued 4,836,264 shares of our common stock to Evoke, 476,667 of which were deposited into an escrow account for a period of one year and were reduced based upon claims for indemnification that were made pursuant to the asset purchase agreement; (ii) issued 5% of the outstanding shares of our acquisition subsidiary to Evoke; (iii) issued 261,273 shares of our common stock to certain executives of Evoke as a severance payment and to certain employees as retention shares; (iv) paid approximately $0.5 million in deferred compensation to certain employees of Evoke; and (v) assumed substantially all of Evoke’s liabilities. Evoke changed its name to WHRT I Corp. Before the merger, certain investors of Evoke invested $0.55 million in Evoke, which investment was converted into approximately 366,667 shares of our common stock upon effectuation of the merger. On February 2, 2006, we bought back WHRT I Corp.’s remaining holdings of our common stock, 3,892,355 shares, for $1,848,868.60, and such shares were placed back into the Company’s treasury. An additional 253,027 shares of our common stock relating to the escrowed shares (see above) were placed into treasury as well. Please see Note 23 of our Notes to Consolidated Financial Statements for further discussion on this transaction.

In July 2005, the Company completed the sale of substantially all of the assets of its subsidiary Evoke Software Corporation and received an aggregate consideration of $645,000 cash, the assumption by Similarity Systems (“Similarity”) and Similarity Vector Technologies, Ltd. (“SVT”) of certain liabilities, shares of Similarity which were issuable by Similarity subject to the Company’s satisfactory completion of certain post-closing obligations, and an earnout in an amount equal to 13% of certain Similarity revenues. The maximum earnout consideration to which the Company was entitled under this agreement was $1,400,000 and was to be received over a three year period. CSI changed the name of its “Evoke Software Corporation” subsidiary to “CSI Sub Corp II (DE)” in August 2005. On February 13, 2006, the Company received $2,050,000 from Informatica, SVT and Similarity Systems related to Informatica’s acquisition of SVT and Similarity as final payment on all future consideration related to our agreement with SVT and Similarity.

In July 2005, we acquired McKnight Associates, Inc. ("McKnight Associates"). Since inception, McKnight Associates has focused on successfully designing, developing and implementing data warehousing and business intelligence solutions for its clients in numerous industries. In consideration of this merger agreement, the Company paid the following consideration to Mr. William McKnight, the sole stockholder of McKnight Associates: (i) $500,000 in cash, (ii) the commitment to pay an additional $250,000 in cash by June 2006 (the Company paid Mr. McKnight $125,000 in March 2006), (iii) the issuance of 909,091 shares of the Company’s common stock, and (iv) the assumption of substantially all of the liabilities of McKnight Associates. Mr. McKnight joined the Company as Senior Vice President - Data Warehousing and is a well-known industry leader, frequently speaks at national trade shows and contributes to major data management trade publications.

In July 2005, we acquired Integrated Strategies, Inc. ("ISI"). With offices in New York City, ISI is a professional services firm with a solutions-oriented approach to complex business and technical challenges. Similar to our wholly owned subsidiary, DeLeeuw Associates, which is best known for its large-scale merger integration management and business process change programs for the financial services markets, ISI also counts many industry leaders in this sector among its customers. Because of this shared focus, the operations of ISI were folded into DeLeeuw Associates. In consideration of this merger agreement, the Company paid the following consideration to Adam Hock and Larry Hock, individual majority stockholders of ISI: (i) $2,050,000 in cash (reduced by certain amounts), (ii) the issuance of a promissory note in the amount of $177,937 (which was later reduced to $76,054), (iii) the issuance by the Company of a subordinated promissory note in the amount of $165,000, and (iv) the assumption of substantially all the liabilities of ISI. The agreement also provides for the commitment, subject to certain revenue and profit thresholds (as described in the agreement), to pay additional cash and issue shares of the Company common stock.

We believe that as new opportunities are created, Global 2000 companies will continue the trend of expanding the utilization of external consulting expertise to support corporate initiatives focused on maximizing Return On Investment (ROI), leveraging existing technology infrastructure through optimizations and best practices and will continue to leverage and derive value from corporate information assets such as data warehousing, business intelligence and analytics. We believe that we are positioned to expand our client base by delivering business value resulting from our 16 years of domain expertise, proven best practices, methodologies, processes and automation within data warehousing architecture and implementation. Our ability to apply Six Sigma and Lean core competency to client processes and implementation strategies further strengthens our competitive standing. CSI is well positioned to support the increasing industry emphasis on data quality and the use of automation to reduce the costs associated with data warehouse and business intelligence projects, data migrations and conversions, as well as packaged application implementations such as Enterprise Resource Planning (ERP), Customer Relationship Management (CRM) and Supply Chain Management (SCM) by leveraging the automation and validation gained by the use of data profiling technology.

Recent External Financings

Taurus

In May 2004, pursuant to the complete conversion of a $2.0 million unsecured convertible line of credit note issued in October 2003 at $1.80 per share, certain investors represented by Taurus Advisory Group, LLC (“Taurus”) received 1,111,111 shares of our common stock, plus interest paid in cash. Because we failed to perform a private investment in public equity transaction by September 1, 2004, the conversion price on the October 2003 note was adjusted to a fixed conversion price of $1.575 per share, and 158,730 additional shares of common stock were issued to Taurus. No additional proceeds were received by us. In addition, Taurus received a warrant to purchase 277,778 shares of our common stock, which has an exercise price of $1.575 per share. This warrant expires in June 2009. Further in May 2004, we raised an additional $2.0 million pursuant to a new five-year unsecured promissory note with Taurus. In June 2004, we replaced the May 2004 note by issuing a five-year $2.0 million unsecured convertible line of credit note with Taurus. The note accrues interest at an annual rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.575 per share.

In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 6, 2005. The maturity date for this note has been extended to May 6, 2006. The second note is dated July 22, 2005 and originally matured on September 22, 2005. The maturity date for this note has been extended to April 22, 2006. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

In December 2005, the Company obtained a $1,000,000 short term loan from certain investors represented by Taurus. This note bears interest at 8% per annum. The note is dated December 19, 2005 and initially matured on January 31, 2006. The maturity date for this note has been extended to June 1, 2006. In conjunction with this note, these investors received a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.675 per share in December 2005, a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.75 per share in February 2006 and a warrant to purchase 554,000 shares of our common stock with an exercise price of $1.30 per share in March 2006. These warrants expire in December 2008, January 2009 and February 2009, respectively. As of December 31, 2005, the Company had borrowed $500,000 under this note. The remaining $500,000 was borrowed by the Company in January 2006, and the entire $1,000,000 remains outstanding. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

On February 2, 2006, the Company entered into a Securities Purchase Agreement with Taurus, pursuant to which the Company issued 19,000 shares of the Company’s newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). Each share of Series A Preferred has a stated value of $100.00. The Company utilized the proceeds ($1,900,000) to repurchase shares of its common stock from WHRT I Corp. (see above “Recent Acquisitions and Divestiture”). The Series A Preferred has a cumulative annual dividend equal to five percent (5%), which is payable semi-annually  in cash or common stock, at the election of the Company, and is convertible into shares of the Company’s common stock at any time at a price equal to $0.50 per share (subject to adjustments related to stock splits, reclassifications, combinations, dividends, change of control or the issuance of pari passu securities). In addition, the Series A Preferred has no voting rights, but has liquidation preferences and certain other privileges. All shares of Series A Preferred not previously converted shall be redeemed by the Company, in cash or common stock, at the election of Taurus, on February 1, 2011. Pursuant to the Securities Purchase Agreement, Taurus was also granted a warrant to purchase 1,900,000 shares of the Company’s common stock exercisable at a price of $0.60 per share (subject to adjustments related to stock splits, reclassifications, combinations, dividends, change of control or the issuance of pari passu securities), exercisable for a period of five years.

See chart on page 58 in Liquidity and Capital Resources.

Laurus

In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”), whereby we had access to borrow up to $6.0 million based upon eligible accounts receivable. A portion of Laurus’s revolving line of credit was used to pay off all outstanding borrowings from North Fork Bank. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provided for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and matured in three years. We had no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provided for conversion at the option of the holder of the amounts outstanding into our common stock at a fixed conversion price of $2.10 per share.

Additionally, in exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus had established a $5.0 million account to be used only for acquisition targets identified by us that were approved by Laurus in Laurus’ sole discretion. We had no obligation to meet financial covenants under the $5.0 million secured convertible term note. This note was convertible into our common stock at a fixed conversion price of $2.10 per share. This note was to mature in three years. We issued Laurus a common stock purchase warrant that provided Laurus with the right to purchase 800,000 shares of our common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011. We paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance being provided to us by Laurus.

In May 2005, Laurus elected to convert $1,000,000 of debt underlying the minimum borrowing note into the Company’s common stock. As a result of this conversion, the Company obtained $1,000,000 of additional borrowing capacity under its revolving line of credit and in return, issued 476,191 shares of Company common stock to Laurus.

In July 2005, the Company entered into amendments of the notes dated August 16, 2004 between the Company and Laurus. Pursuant to the amendment, the Company released $4,327,295 (the “Funds”) to Laurus, which was being held in the Restricted Account (which was available to the Company for acquisitions) and issued an amended and restated convertible note in the principal amount of $749,000. In satisfaction of the balance of the accrued interest and any liquidated damages to which it was entitled pursuant the Registration Rights Agreement entered into in August 2004, the Company issued an option to purchase 333,334 shares of the Company’s common stock at a purchase price of $0.015 per share. Laurus fully exercised this option to purchase Company stock on August 1, 2005. Laurus also agreed to extend the required filing date and effective date of the Registration Statement. For accounting purposes, the Company recorded this transaction as an early extinguishment of debt and recorded the remaining discount and liability on gain or loss on the early extinguishment of debt.

The Company also issued an amended and restated convertible secured revolving note in the principal amount of $4.5 million in favor of Laurus which amended the $4 million Revolving Note executed in August 2004. In connection with this note, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus made a loan to the Company in excess of the amount available using the Company accounts receivable as collateral in the principal amount of $2.7 million. The Company utilized the $2.7 million which was advanced to it by Laurus to acquire McKnight Associates, Inc., Integrated Strategies, Inc. and ISI Consulting, LLC. Except as noted above, all terms of the August 2004 agreements continued to remain in effect.

On November 30, 2005, the Company (i) amended and restated the convertible term note in the principal amount of $749,000 by reducing the conversion rate of such note from $2.10 to $1.00, (ii) amended and restated the secured revolving convertible note by increasing the principal amount available from $4,500,000 to $5,500,000 and reducing the conversion rate from $2.10 to $1.00, and (iii) amended and restated the secured convertible minimum borrowing note in the principal amount of $2,000,000 by reducing the fixed conversion price from $2.10 to $0.65.

On February 1, 2006, the Company restructured its financing with Laurus again by entering into financing agreements with Laurus, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1,000,000 to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10,000,000 to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the “Option”) at an exercise price of $.001 per share. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July 2005) at a 5% premium. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of January 31, 2006) plus 1.0%, with a floor of 5.0%. Payments of interest will be made in equal monthly amounts until maturity of the Notes on December 31, 2007, at which time the 5% premium will also be due. In addition, payments of principal on the Term Note will be made in equal monthly amounts until maturity of the Notes on December 31, 2007.

    In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the “Formula Amount” (as defined therein). The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s common stock underlying the Option, as well as the shares of the Company’s common stock and the shares of the Company’s common stock underlying the warrants held by Laurus, within 90 days. As of the date of this filing, Laurus owns approximately 809,525 shares of the Company’s common stock, an option to purchase up to 3,080,000 shares of the Company's common stock at an exercise price of $.001 per share and warrants to purchase 400,000 shares of the Company’s common stock at $4.35 per share, 200,000 shares of the Company’s common stock at $4.65 per share and 200,000 shares of the Company’s common stock at $5.25 per share. Please see Risk Factors for more information related to certain events of default related to the Laurus transaction.

See chart on page 58 in Liquidity and Capital Resources.

Laidlaw/Sands

In September 2004, we issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”) three subordinated secured convertible promissory notes equaling $1.0 million (the “Notes”), each with an annual interest rate of 8% expiring September 22, 2005. The Notes were secured by substantially all corporate assets, subordinate to Laurus. The Notes are convertible into shares of our common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5.0 million or greater (a “Qualified Financing”). The conversion price of the shares of our common stock issuable upon conversion of the Notes shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. Since no Qualified Financing had been consummated by September 8, 2005, Sands is entitled to elect to convert the Notes at a fixed conversion price of $2.10 per share. In the event that we issue stock or derivatives convertible into our stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. We also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of our common stock. The exercise price of the shares of our common stock issuable upon exercise of the Warrants shall be equal to $2.10 or in the event of a Qualified Financing, a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to such Qualified Financing. The latest that the Warrants may expire is September 8, 2008.

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued to Sands three amended subordinated secured convertible promissory notes equaling $1.08 million, each with an annual interest rate of 12% expiring on January 1, 2007. The Company also issued Sands three common stock purchase warrants (the “Additional Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Additional Warrants shall be equal to a price per share of common stock equal to one hundred twenty percent (120%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Financing has been consummated by December 15, 2006, then Sands may elect to exercise the Additional Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is December 15, 2009.

Other

On November 8, 2004, we entered into a Stock Purchase Agreement (the “Agreement”) with a private investor, CMKX-treme, Inc.  Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 833,333 shares of common stock for a purchase price of $1.75 million.  Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 238,095 shares of common stock for $0.5 million, and it was required to purchase the remaining 595,238 shares of Common Stock for $1.25 million by December 31, 2004. As of March 17, 2005, CMKX-treme, Inc. remitted final payment for the remaining 595,238 shares.

Clients

For 16 years, we have helped our clients develop strategies and implement technology solutions to help them leverage corporate information.

Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries and are primarily located in the northeastern United States. During the year ended December 31, 2005, two of our clients, Leading Edge Communications Corporation, a related party, (13.4%) and Bank of America (27.2%), accounted collectively for approximately 40.6% of total revenues. During the year ended December 31, 2004, two of our clients, Leading Edge Communications Corporation, a related party, (16.1%) and Bank of America (16.7%), accounted collectively for approximately 32.8% of total revenues. As we continue to pursue and consummate acquisitions, our dependence on these customers should be less significant. We do not have long-term contracts with any of these customers. The loss of any of our largest customers could have a material adverse effect on our business. We have not had any collections problems with any of these customers to date.

Marketing

We currently market our services through our internal marketing group, our external public relations firm, and our sales force comprised of 14 employees. We also receive new business opportunities through referrals from current clients, strategic partners, independent industry analysts and industry associations. We are engaging in the following specific sales related programs and activities to expand our brand awareness and generate sales leads:

•
Advertising and Sponsorships: Through advertising and sponsorship programs within the leading industry publications, we obtain new business leads and further increase our brand awareness. Throughout the year, we sponsor publications and newsletters published by DM Review, The Business Intelligence Network, The Data Warehousing Institute and iSix Sigma. Most of these sponsorships include web banner advertising and registration vehicles to promote CSI white papers and best practices research.

•
Web Site Promotion: Our website (www.csiwhq.com) provides a comprehensive view of our service offerings and promotes our subject matter expertise via white papers, articles and industry presentations. We are currently promoting our website through internet search engine advertising, direct marketing and through reciprocity from partner sites.

•
Trade Show and Conference Participation: Our participation in trade shows and conferences has further solidified our position in our industry. There are a number of trade shows and conferences within our target industry that provide significant exposure to prospective customers, business and trade media and industry analysts, as well as collaborative networking with technology partners. As with most trade show events, the higher the level of sponsorship, the greater exposure and benefits received, such as the location of our booth, banner and advertising space, and position on the conference agenda. We participated at the Shared Insights/DCI Data Warehousing and Business Intelligence Conference with a sponsorship, exhibit and keynote presentations (in San Diego in April 2005, Orlando in September 2005 and in Chicago in February 2006). We are a partner member of The Data Warehouse Institute (TDWI) and we sponsor and provide speakers for several of the conferences TDWI holds each year (in Baltimore in May 2005, in Orlando in October 2005 and upcoming in Chicago in May 2006).

•
Web Seminars: Participation in web seminars provides exposure to new sales prospects and affords us the opportunity to demonstrate our subject matter expertise. We sponsor approximately three web seminars annually, in addition to participating as guest presenters at partner and vendor sponsored web seminars.

•
Thought Leadership: We continually demonstrate our thought leadership by writing and promoting our white papers via our web site, the TDWI web site and through direct mail. Monthly articles by our consultants are published in DM Review, on The Business Intelligence Network Pharmaceutical Channel and the iSix Sigma financial services channel. We intend to continue and expand all our publishing activities, including blogs, by-line articles and expert web channels where our experts respond to end-user questions (searchCRM and searchDataManagement.com).

•
Sponsorships of Vendor Marketing Activities:  We expect that joint marketing activities with leading software vendors should also stimulate new business prospect generation.  This participation also enhances the market perception of CSI as experts in individual product areas by co-sponsoring and participating in vendor marketing activities. We are invited to write white papers and articles for vendors such as Microsoft, Teradata and Dataflux. We sponsor and present at the Annual User Conferences for Business Objects and Teradata, as well as new product launch seminars with Business Objects and Cognos.

•
Vendor Relations: We are continually identifying key vendor relationships. With the ability to leverage our 16 year history, we intend to continue to forge and maintain relationships with technical, service and industry vendors. We have solidified and continue to develop strategic relationships with technology vendors in the data warehousing and business intelligence arena. These relationships designate our status as a systems integration and/or reseller which authorizes us to provide consulting services and to resell select vendor software. We employ certified consultants in our vendor partner technology platforms. We maintain vendor independence by consistently evaluating the respective vendors’ technologies in our lab located at our headquarters in East Hanover, New Jersey.   We regularly attend vendor partnership events, including partner summits and user group meetings, in support of our partnership programs. We currently maintain relationships with the following:

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

Microsoft -	We are a Microsoft Certified Solution Provider. We maintain the required number of Microsoft certified professionals to hold this designation.
Sybase -	We have a Systems Integration Agreement and employ professionals trained in the vendor’s technology.

Business Intelligence Vendors:
Busines Objects -
We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology. In addition, we are a Certified Onsite Education Partner, which allows us to directly market and provide a certified training partner, which enables us to provide onsite training classes in the respective vendor technology.

Cognos -	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.
MicroStrategy -	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.
Spotfire -	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.

Data Warehousing Vendors:
Informatica -	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.
Ascential Software -	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.
Computer Associates	We are an affiliate partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.

•
Expanded Direct Sales Activities: We are continually updating and increasing our direct contact programs for lead generation, cross selling and up-selling. We conduct direct sales activities, such as e-mail and direct mail campaigns, telemarketing, networking and attending partnership functions to generate leads for direct sales opportunities. In addition, we have developed a number of best practices service offerings which encompass selection, deployment, implementation, maintenance and knowledge transfer. In some cases, these service offerings include methodologies and best practices for integrating several vendor technology platforms resulting in cross selling and up selling opportunities when applicable.

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

Intellectual Property

The trademarks “TECH SMART BUSINESS WISE”, “QUALITY MANAGEMENT OFFICE”, “QMO” and DQXPRESS have been registered with the United States Patent and Trademark Office (“USPTO”). Our trademark registration application for the mark DQROI is presently pending before the USPTO. We use non-disclosure agreements with our employees, independent contractors and clients to protect information which we believe are proprietary or constitute trade secrets.

Competition

To our knowledge, there are no publicly-traded competitors that focus solely on data warehousing and business intelligence consulting and strategy. However, we have several competitors in the general marketplace, including data warehouse and business intelligence practices within large international, national and regional consulting and implementation firms, as well as smaller boutique technology firms. Many of our competitors are large companies that have substantially greater market presence, longer operating histories, more significant client bases, and financial, technical, facilities, marketing, capital and other resources than we have. We believe that we compete with these firms on the basis of the quality of our services, industry reputation and price. We believe our competitors include firms such as:

•	Accenture
•	Cap Gemini Ernst & Young
•	IBM Global Services
•	Keane
•	Bearing Point
•	Answerthink

Employees

As of December 31, 2005, we had 37 outside consultants, 118 consultants on the payroll and 44 non-consultant employees. Outside consultants are not our employees, and as such, do not receive benefits or have taxes withheld.   These consultants are members or employees of separate corporations, they are responsible for providing us with a current certificate of insurance and they are responsible for filing and payment of their own taxes.  We maintain relationships with these consultants and their status is updated in a proprietary data base application that we have built. Consultants on the payroll are our employees, billable to clients, and they have taxes withheld similar to other employees.

None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and we believe that our relations with employees are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any document we file with the Commission at the Commission's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, 233 Broadway, New York, New York 10279, and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission's Website at "http://www.sec.gov." We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please send a written request to Mitchell Peipert, our Chief Financial Officer, at our address as set forth above or at (973) 560-9400.

We maintain a Website at www.csiwhq.com (this is not a hyperlink, you must visit this website through an internet browser). Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-KSB.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report. Listed below and discussed elsewhere in this Annual Report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this Annual Report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing partnerships;

•	our ability to maintain the continued listing standards of the American Stock Exchange;
•	our ability to retain members of our management team and our employees;

•	our ability to retain existing clients or attract new clients;
•	our ability to adapt to the rapid technological change constantly occurring in the areas in which we provide services
•	our ability to offer pricing for services which is acceptable to clients;
•	the competition that may arise in the future; and
•	identifying suitable acquisition candidates and integrating new acquisitions.

The foregoing does not represent an exhaustive list of risks. Please see “Risk Factors” below for additional risks which could adversely impact our business and financial performance. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report.

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

During the year ended December 31, 2005, two of the Company’s clients, Leading Edge Communications Corporation (LEC), a related party, and Bank of America, accounted for approximately 13.4% and 27.2%, respectively, of total revenues. During the year ended December 31, 2004, two of our clients, LEC and Bank of America, accounted for approximately 16.1% and 16.7% of total revenues. Further, the majority of our current assets consist of accounts receivable, and as of December 31, 2005, one customer, LEC, accounted for 14% of our accounts receivable balance. With the recent acquisition of new businesses and our objective of acquiring more over the next year, we believe that our reliance on these clients will continue to decline in the future. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

•	obtain additional contracts for projects similar in scope to those previously obtained from our clients;

•	be able to retain existing clients or attract new clients;

•	provide services in a manner acceptable to clients;

•	offer pricing for services which is acceptable to clients; or

•	broaden our client base so that we will not remain largely dependent upon a limited number of clients that will continue to account for a substantial portion of our revenues.

Our internal controls and procedures have been materially deficient, and we are in the process of correcting internal control deficiencies.

In the first quarter of 2005, resulting from comments related to the Company’s Registration Statement on Form SB-2/A, the Company and its independent registered public accounting firm recognized that our internal controls had material weaknesses. In April 2005, we restated our results of operations for the Company's quarterly results for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 related primarily to our purchase accounting for two acquisitions completed in 2004. In November 2005, resulting from discussions with the Staff of the SEC, we restated our results of operations for the Company's quarterly results for the quarters ended June 30, 2004, September 30, 2004 and March 31, 2005, and for the year ended December 31, 2004 primarily as a result of revised accounting treatment related to the our issuance of financial instruments in 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments. Finally, with this filing, resulting from discussions with the Staff of the SEC, we restated the manner in which we recorded and accounted for the beneficial conversion feature associated with convertible notes issued in 2004 in our results of operations for the Company's quarterly results for the quarters ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, and for the year ended December 31, 2004. As a result of this latest restatement, we were unable to file this Form 10-KSB in a timely fashion. Further restatements could cause us to miss our filing deadlines in the future, which could bring us out of compliance with the continued listing standards of the American Stock Exchange and/or cause us to default on certain of our financing arrangements, which would have a material adverse effect on our business.

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

We have completed various financings through the issuance of our common stock, as well as the issuance of notes and warrants convertible into our common stock, while a Registration Statement on Form SB-2 was on file with the SEC but had not yet been declared effective (those transactions were with certain investors of Taurus Advisory Group, LLC, Laurus Master Fund, Ltd. and three entities affiliated with Sands Brothers International Limited). We also issued our common stock in connection with the acquisition of substantially all the assets of Evoke Software Corporation during this time (we subsequently sold such assets in July 2005). Even though all stockholders, noteholders and warrantholders have been advised of their rights to rescind those financing transactions and they each have waived their rights to rescind those transactions, there is a remote possibility that each of those transactions could be reversed and the consideration received by us may have to be repaid. In such an event, our business could be adversely affected and we may have an obligation to fund such rescissions.

Certain client-related complications may materially adversely affect our business.

We may be subject to additional risks relating to our clients that could materially adversely affect our business, such as delays in clients paying their outstanding invoices, lengthy client review processes for awarding contracts, delay, termination, reduction or modification of contracts in the event of changes in client policies or as a result of budgetary constraints, and/or increased or unexpected costs resulting in losses under fixed-fee contracts, which factors could also adversely affect our business.

We have a history of losses and we could incur losses in the future.

During the fiscal years ended December 31, 2005 and December 31, 2004, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the fiscal year ended December 31, 2005, we reported a net loss in the approximate amount of ($4.5 million). The Company recorded a ($6.1 million) loss from operating activities for the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, we sustained a net loss in the approximate amount of ($35.3 million). The Company recorded a ($17.0 million) loss from operating activities for the fiscal year ended December 31, 2004, of which $12.2 million of the loss resulted from impairment of goodwill and intangibles for the year ended December 31, 2004. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We may continue to generate losses from the ongoing business prior to returning the Company to profitability.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

Our total debt as of March 31, 2006 is approximately $15.0 million. The degree to which we are leveraged could have important consequences to us, including the following:

•	A portion of our cash flow must be used to pay interest on our indebtedness, and therefore is not available for use in our business;

•	Our indebtedness increases our vulnerability to changes in general economic and industry conditions;

•	Our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or other purposes could be impaired;

•	Our failure to comply with restrictions contained in the terms of our borrowings could lead to a default which could cause all or a significant portion of our debt to become immediately payable; and

•	If we default, the loans will become due and we may not have the funds to repay the loans, and we could discontinue our business and investors could lose all their money.

In addition, certain terms of such loans require the prior consent of Laurus Master Fund, Ltd. on many corporate actions including, but not limited to, mergers and acquisitions—which is part of our ongoing business strategy.

If an event of default occurs under our notes with Laurus, it could seriously harm our operations.

On February 1, 2006, we issued two separate secured non-convertible term notes to Laurus in the amounts of up to $10 million and $1 million respectively. The note and related agreements contain several events of default which include:

•	failure to pay interest, principal payments or other fees when due;
•	failure to pay taxes when due unless such taxes are being contested in good faith;
•	breach by us of any material covenant or term or condition of the notes or any agreements made in connection therewith;
•	default on any indebtedness to which we or our subsidiaries are a party;
•	breach by us of any material representation or warranty made in the notes or in any agreements made in connection therewith;
•	attachment is made or levy upon collateral securing the Laurus debt which is valued at more than $150,000 and is not timely mitigated.
•	any lien created under the notes and agreements is not valid and perfected having a first priority interest;
•	assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;
•	bankruptcy or insolvency proceeding instituted by or against us and not dismissed within 30 days;
•	the inability to pay debts as they become due or cease business operations;
•	sale, assignment, transfer or conveyance of any assets except as permitted;
•	a person or group becomes beneficial owner of 35% on fully diluted basis of the outstanding voting equity interest or the present directors cease to be the majority on the Board of Directors;
•	indictment or threatened criminal indictment, or commencement of threatened commencement of any criminal or civil proceeding against the Company or any executive officer; and
•
common stock suspension for five consecutive days or five days during any 10 consecutive days from a principal market, provided that we are unable to cure such suspension within 30 days or list our common stock on another principal market within 60 days.

If we default on the notes and the holder demands all payments due and payable, the cash required to pay such amounts would most likely come out of working capital, which may not be sufficient to repay the amounts due. The default payment shall be 115% of the outstanding principal amount of the note, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable thereunder. In addition, since we rely on our working capital for our day to day operations, such a default on the note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. Further, our obligations under the notes are secured by substantially all of our assets. Failure to fulfill our obligations under the notes and related agreements could lead to loss of these assets, which would be detrimental to our operations.

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

Our profitability, if any, will suffer if we are not able to retain existing clients or attract new clients. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

Our gross profit margin is largely a function of the rates we are able to charge for our information technology services. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization of our professionals without corresponding cost reductions, our margins will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	pricing policies of our competitors;

•	our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods;

•	the use of globally sourced, lower-cost service delivery capabilities by our competitors and our clients; and

•	general economic and political conditions.

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

Commencing in July 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Our competitors may respond more quickly than us to new or emerging technologies and changes in client requirements. Our competitors may also devote greater resources than we can to the development, promotion and sales of our services. If one or more of our competitors develops and implements methodologies that result in superior productivity and price reductions without adversely affecting their profit margins, our business could suffer. Competitors may also:

•	engage in more extensive research and development;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	make more attractive offers to our existing and potential employees and strategic partners.

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

The market for information technology consulting services and data warehousing is rapidly evolving. Significant technological changes could render our existing services obsolete. We must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our services to meet clients’ needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely manner, our business could be materially and adversely affected.

We depend on our management. If we fail to retain key personnel, our business could be adversely affected.

There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel, particularly in the emerging area of data warehousing, could adversely affect our business. We also depend upon the performance of our executive officers and key employees in particular, Messrs. Scott Newman, Glenn Peipert and Robert C. DeLeeuw. Although we have entered into employment agreements with Messrs. Newman, Peipert and DeLeeuw, the loss of any of these individuals could have a material adverse effect upon us. In addition, we have not obtained “key man” life insurance on the lives of Messrs. Newman, Peipert or DeLeeuw.

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

If we fail to raise capital that we may need to support and increase our operations, our business could be adversely affected.

Our future capital uses and requirements will depend on several factors, including:

•	the extent to which our solutions and services gain market acceptance;

•	the level of revenues from current and future solutions and services;

•	the expansion of operations;

•	the costs and timing of product and service developments and sales and marketing activities;

•	the costs related to acquisitions of technology or businesses; and

•	competitive developments.

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

Our services involve development and implementation of computer systems and computer software that are critical to the operations of our clients’ businesses. If we fail or are unable to satisfy a client’s expectations in the performance of our services, our business reputation could be harmed or we could be subject to a claim for substantial damages, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content which include confidential or proprietary client information.

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

We have never paid cash dividends on our common stock other than distributions resulting from our past tax status as a Subchapter S corporation. Our current Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. In addition, the security agreement with Laurus Master Fund, Ltd. requires that we obtain their consent prior to paying any dividends on our common stock.

Our management group owns or controls a significant number of the outstanding shares of our common stock and will continue to have significant ownership of our voting securities for the foreseeable future.

Scott Newman and Glenn Peipert, our principal stockholders and our executive officers and two of our directors, beneficially own approximately 39.2% and 18.7%, respectively, of our outstanding common stock. Robert C. DeLeeuw, our Senior Vice President and President of our wholly owned subsidiary, DeLeeuw Associates, LLC, owns approximately 10.7% of our outstanding common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

•	delay or prevent a change in the control;

•	impede a merger, consolidation, takeover or other transaction involving us; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The authorization and issuance of “blank check” preferred stock could have an anti-takeover effect detrimental to the interests of our stockholders.

Our certificate of incorporation allows the Board of Directors to issue 20,000,000 shares of preferred stock with rights and preferences set by our board without further stockholder approval. The issuance of shares of this “blank check preferred” under particular circumstances could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to endeavor to impede the attempt by issuing shares of blank check preferred, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us. Our Board of Directors has the right to issue blank check preferred without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights. To date, the Company has issued 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group, LLC.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer systems in our facilities at our offices in New Jersey and elsewhere. We do not have complete redundancy in our systems and therefore any damage or destruction to our systems would significantly harm our business. Although we have taken precautions against systems failure, interruptions could result from natural disasters as well as power losses, telecommunications failures and similar events. Our systems are also subject to human error, security breaches, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

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

We cannot assure you that any completed acquisition will enhance our business. Since we anticipate that acquisitions could be made with both cash and our common stock, if we consummate one or more significant acquisitions, the potential impacts are:

•	a substantial portion of our available cash could be used to consummate the acquisitions and/or we could incur or assume significant amounts of indebtedness;

•	losses resulting from the on-going operations of these acquisitions could adversely affect our cash flow; and

•	our stockholders could suffer significant dilution of their interest in our common stock.

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

There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will be maintained. In addition, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

•	quarterly variations in operating results and achievement of key business metrics;

•	changes in earnings estimates by securities analysts, if any;

•	any differences between reported results and securities analysts’ published or unpublished expectations;

•	announcements of new contracts or service offerings by us or our competitors;

•	market reaction to any acquisitions, divestitures, joint ventures or strategic investments announced by us or our competitors;

•	demand for our services and products;

•	shares being sold pursuant to Rule 144 or upon exercise of warrants; and

•	general economic or stock market conditions unrelated to our operating performance.

These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

We may be de-listed from the AMEX if we do not meet continued listing requirements.

Our common stock commenced trading on the AMEX on September 21, 2005. The AMEX (Part 10, Section 1003) requires stockholders’ equity (for continued listing) of at least $2.0 million if a listed company has sustained net losses in its five most recent fiscal years. As of December 31, 2005, our stockholders’ equity was approximately $2.3 million. However, Section 1003 includes an exception to such requirement. Specifically, AMEX will not normally consider suspending a listed company if the company (i) has a total market capitalization of at least $50 million; or total assets and revenue of $50 million each in its last fiscal year, or in two of its last three fiscal years; and (ii) the Company has at least 1.1 million shares publicly held, a market value of publicly held shares of at least $15 million and 400 round lot stockholders. The Company currently meets such exception as well, however there can be no assurance that it will continue to do so, nor that AMEX will not consider the commencement of suspending or removing the Company’s listing on the AMEX.

As a result of failing to file this Form 10-KSB in a timely fashion, the Company failed to meet the continued listing requirements of the American Stock Exchange from its due date on April 17, 2006 until the date of this filing. In the future, if we fail to timely file our required reports, we could be subject to delisting.

If our common stock is de-listed by the AMEX, trading of our common stock would thereafter likely be conducted on the OTC Bulletin Board. In such case, the market liquidity for our common stock would likely be negatively affected, which may make it more difficult for holders of our common stock to sell their securities in the open market and we could face difficulty raising capital necessary for our continued operations.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market.

We are authorized to issue 85 million shares of our common stock. As of March 31, 2006, there were 49,997,834 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of March 31, 2006, we had 1,784,127 shares of common stock underlying convertible notes, and we have reserved shares of our common stock for issuance in connection with the potential conversion thereof. As of March 31, 2006, we had outstanding stock options and warrants to purchase approximately 10,507,113 shares of our common stock, the exercise price of which range between $0.46 and $5.25 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. Of the reserved shares, a total of 6,666,667 shares are currently reserved for issuance in connection with our 2003 Incentive Plan, of which options to purchase approximately 5,619,781 shares have been issued under the plan as of March 31, 2006. A significant number of such options and warrants contain provisions for broker-assisted exercise. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20 million shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. To date, the Company has issued 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group LLC. While we presently have no present plans to issue any more additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2010. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined. DeLeeuw Associates, LLC has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244. DeLeeuw leases this space which has a stated expiration date of December 31, 2010. The Company also leases office space at 11 Penn Plaza, New York, NY 10001. The current lease expiration date is March 31, 2007.

The Company is committed under several operating leases for automobiles that expire during 2007.

See Note 20 to the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company’s failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company’s failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. On September 30, 2005, the Company filed its answer to complaint and third-party complaint against Scorpio Systems, alleging that Mr. Bhupatiraju embarked on a scheme to circumvent his contractual obligations under the asset purchase agreement, his non-compete agreement with the Company, and in violation of his duties of loyalty and fidelity to his employer (the Company) via Scorpio Systems, among other things Notwithstanding Mr. Bhupatiraju’s contractual obligations, the Company alleges that he sold the assets of Scosys while at the same time operating and/or owning a competing business, Scorpio Systems. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action and pursue its countersuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock traded on the OTC Bulletin Board, except as indicated below, and/or the Pink Sheets LLC under the symbol “LCSI” from July 16, 2003 through February 2, 2004. From February 3, 2004 through September 20, 2005, our common stock traded on the OTC Bulletin Board under the symbol “CSII.” On September 21, 2005, our common stock began trading on the American Stock Exchange under the symbol “CVN.”

The following chart sets forth the high and low sales prices for each quarter from January 1, 2004 through September 20, 2005 and the closing high and low sales prices of the Company’s common stock as reported by the American Stock Exchange for each quarter from September 20, 2005 through March 31, 2006. All numbers give effect to a 1 for 15 reverse stock split effected on September 20, 2005.

	High	Low

2004 by Quarter
January 1 - March 31	$3.75	$1.80
April 1 - June 30	$3.975	$1.65
July 1 - September 30	$4.65	$2.70
October 1 - December 31	$3.75	$2.40

2005 by Quarter
January 1 - March 31	$3.825	$2.175
April 1 - June 30	$4.20	$1.67
July 1 - September 30	$2.33	$1.28
October 1 - December 31	$2.01	$0.40

2006 by Quarter
January 1 - March 31	$1.49	$0.41

Our Common stock is listed on the American Stock Exchange. On March 31, 2006, the closing price for shares of our common stock, as reported by the American Stock Exchange, was $1.03.

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

(b) Record Holders. As of March 31, 2006, there were 475 registered holders of our common stock, including shares held in street name. As of March 31, 2006, there were 49,997,834 shares of common stock issued and outstanding.

(c) Dividends. We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the security agreement with Laurus Master Fund, Ltd. requires that we obtain their consent prior to paying any dividends on our common stock.

(d) Sales of Unregistered Securities

During the period covered by this Annual Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as previously included in a quarterly report on Form 10-QSB or a current report on Form 8-K.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Conversion Services International, Inc. provides professional services to the Global 2000, as well as mid-market clientele relating to strategic consulting, data warehousing, business intelligence and data management and, through strategic partners, the sale of software which is used to survey and quantify the quality of data. The Company’s services based clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although it has clients in other industries as well. The Company’s clients are primarily located in the northeastern United States. The Company is committed to being a leader in data warehousing and business intelligence consulting, enabling it to be a valuable asset and trusted advisor to its customers. See Item 1 - Business for a full description of our services and offerings.

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

The Company’s core strategy includes capitalizing on the already established in-house business intelligence/data warehousing (“BI/DW”) technical expertise and its seasoned sales force. This is expected to result in organic growth through the addition of new customers. In addition, this foundation will be leveraged as the Company pursues targeted strategic acquisitions.

The Company derives a majority of its revenue from professional services engagements. Its revenue depends on the Company’s ability to generate new business, in addition to preserving present client engagements. The general domestic economic conditions in the industries the Company serves, the pace of technological change, and the business requirements and practices of its clients and potential clients directly affect this. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting the Company provides. The Company’s revenue is also impacted by the rate per hour it is able to charge for its services and by the size and chargeability, or utilization rate, of its professional workforce. If the Company is unable to maintain its billing rates or sustain appropriate utilization rates for its professionals, its overall profitability may decline. The Company continues to see improvements in economic conditions, which have recently led to increased spending on consulting services in certain vertical markets, particularly in financial services. The Company’s growing national presence and experienced, highly skilled workforce have enabled it to successfully differentiate its value and capabilities from those of its competitors, in effect, lessening the impact of current market pricing pressures.

      The Company will continue to focus on a variety of growth initiatives in order to improve its market share and increase revenue. Moreover, as the Company endeavors to achieve top line growth, it will concentrate on improving margins and driving earnings to the bottom line. The Company will continue its best efforts to improve margins by limiting its use of outside consultants as employees provide higher levels of profitability. In addition, it will complement its service offerings with higher level management consulting opportunities, and continuously evaluating the size of its workforce in order to balance the Company’s skill base with the market demand for services.

In addition to the conditions described above for growing the Company’s current business, the Company will continue to grow through acquisitions.  One of the Company’s objectives is to make acquisitions of companies offering services complementary to the Company’s lines of business. This is expected to accelerate the Company’s business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company’s offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States.  These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players.  To that end, the service industry has experienced consolidation during the past 24 months and the Company has been a participant in this consolidation. The Company has been active in acquiring companies during the last two years:

°     In March 2004, the Company acquired DeLeeuw Associates, a management consulting firm in the information technology sector with core competency in delivering Change Management Consulting, including both Six Sigma and Lean domain expertise to enhance service delivery, with proven process methodologies resulting in time to market improvements within the financial services and banking industries. Historically, the DeLeeuw Associates business was involved in the operational integration of mergers and acquisitions, and would prescribe the systems integration work necessary. DeLeeuw Associates has now begun to sell the expanded suite of services offered by the Company, from operational integration to systems integration.

°     In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of Leading Edge Communications Corporation (“LEC”). LEC provides enterprise software and services solutions for technology infrastructure management.

°      In June 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke Software Corporation, which designed, developed, marketed and supported software programs for data analysis, data profiling and database migration applications and provides related support and consulting services. In July 2005, the Company divested substantially all of the assets of Evoke Software Corporation. The market for software has changed, and the Company determined that data profiling should no longer be a standalone product and needed to be part of a suite of tools. This is evidenced by the subsequent acquisition of the Evoke software product by Similarity Systems in July 2005 and then Informatica in January 2006.

°     In July 2005, the Company acquired McKnight Associates, Inc. Since inception, McKnight Associates has focused on successfully designing, developing and implementing data warehousing and business intelligence solutions for its clients in numerous industries. Mr. William McKnight, the founder of McKnight Associates who joined the Company as Senior Vice President - Data Warehousing, is a well-known industry leader, frequently speaks at national trade shows and contributes to major data management trade publications.

°     In July 2005, the Company acquired Integrated Strategies, Inc. (“ISI”). With offices in New York City, ISI is a professional services firm with a solutions-oriented approach to complex business and technical challenges. Similar to our wholly owned subsidiary, DeLeeuw Associates, which is best known for its large-scale merger integration management and business process change programs for the financial services markets, ISI also counts many industry leaders in this sector among its customers. Because of this shared focus, the operations of ISI were essentially folded into DeLeeuw Associates.

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the Years
	Ended December 31,
	2005	2004
Net Revenue	$27,269,909	$23,893,106
Gross Profit	7,097,506	5,046,129
Net loss from continuing operations	(3,386,378)	(22,697,298)
Loss from discontinued operations	(1,103,971)	(12,650,908)
Net loss	(4,490,349)	(35,348,206)
Basic loss per share
From continuing operations	$(0.06)	$(0.49)
From discontinued operations	$(0.02)	$(0.27)
Net loss per share	$(0.08)	$(0.76)
Diluted loss per share:
From continuing operations	$(0.06)	$(0.49)
From discontinued operations	$(0.02)	$(0.27)
Net loss per share	$(0.08)	$(0.76)

	Selected Statement of Financial Position Data for the Years
	Ended December 31,
	2005	2004
Working capital	$(6,959,936)	$(13,923,181)
Total assets	18,478,469	28,868,029
Long-term debt	3,042,914	6,659,449
Related party debt	1,772,368	307,981
Total stockholders' equity	2,257,063	1,294,522

Years Ended December 31, 2005 and 2004

Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing and data management. They are reflected in the chart below as a percentage of overall revenues:

Category of Services	Percentage of Revenues for the year ended
	December 31,
	2005	2004
Strategic Consulting	40.6%	35.9%
Business Intelligence	22.4%	22.7%
Data Warehousing	22.8%	16.7%
Data Management	13.2%	23.4%
Software & Support	0.0%	1.0%
Other	1.0%	0.3%

Strategic consulting revenues were 40.6% of total revenues for the year ended December 31, 2005, increasing by 4.7% as compared to 35.9% of total revenues for the comparable prior year period. During March 2004, the Company acquired DeLeeuw Associates, whose revenue base is entirely in the strategic consulting category of services. In July 2005, the Company acquired Integrated Strategies, Inc. (ISI), whose revenue base is also entirely in the strategic consulting category of services. DeLeeuw and ISI account for all of the Company’s strategic consulting revenues. For the year ended December 31, 2005, DeLeeuw revenues were $9.3 million, as compared to $5.5 million year ended December 31, 2004, representing an increase of $3.8 million. The increase is mostly attributable to the increase in revenues at DeLeeuw’s largest client, which represented a $3.5 million increase in billings for the year ended December 31, 2005 and the addition of a new client that produced $0.7 million in revenues for that period. ISI’s revenues were $1.9 million for the year ended December 31, 2005.

The DeLeeuw Associates acquisition in 2004 and the ISI acquisition in 2005 increased the Company’s revenue base and, as a result, the percentage of revenues contributed by each of the other services categories was impacted by the increased overall revenues in the strategic consulting category. The Company intends to continue to focus on increasing revenues in the strategic consulting, business intelligence and data warehousing lines of business during 2006 and is de-emphasizing the data management line of business since this category is less profitable to the Company than the other service categories.

Business intelligence service revenues were 22.4% of total revenues for the year ended December 31, 2005, decreasing by 0.3% as compared to 22.7% of total revenues for the comparable prior year period. On an absolute dollar basis, business intelligence revenues increased by $1.3 million for the year ended December 31, 2005 from $5.4 million for the year ended December 31, 2004 to $6.2 million for the year ended December 31, 2005. This increase is primarily attributable to an increase in average billing rates of 19.2% for the year ended December 31, 2005 versus the prior period, though it is partially offset by a 12.0% decrease in billable hours for this line of business. The increase in billing rates is attributable to the utilization of higher skilled consultants, while the decrease in billable hours is attributable to the reduction in the number of consultants utilized. The average number of consultants utilized for the year ended December 31, 2005 decreased by 10.9% as compared to the prior year.

Data warehousing revenues were 22.8% of total revenues for the year ended December 31, 2005, increasing by 6.1% as compared to 16.7% of total revenues for the comparable prior year period. On an absolute dollar basis, data warehousing revenues increased by $1.4 million for the year ended December 31, 2005, partially attributable to $0.5 million of revenues from McKnight Associates, from $4.9 million for the year ended December 31, 2004 to $6.3 million for the year ended December 31, 2005. This increase for the year ended December 31, 2005 is primarily attributable to a 48.7% increase in total hours billed in this line of business for the period versus the same period in the prior year, though it is partially offset by a 13.2% decrease in billable rates for this line of business. The increase in billable hours is attributable to an increase in number of consultants utilized, which includes contributions of McKnight Associates, whose business is concentrated in data warehousing. The decrease in billable rates is primarily attributable to a reduction of higher-skilled consultants utilized by the Company. The average number of consultants utilized for the year ended December 31, 2005 increased by 57.1% as compared to the prior year.

Data management revenues were $3.6 million, or 13.2% of total revenues, for the year ended December 31, 2005, decreasing by $1.8 million, or 10.2% as compared to $5.4 million, or 23.4% of total revenues, for the comparable prior year period. This category of services is less profitable to the Company than the other service categories and, as a result, is being de-emphasized and the Company’s resources are being focused on the more profitable service categories.

Years ended December 31, 2005 and 2004

Revenue

The Company’s revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the year ended December 31, 2005 were $27.6 million, an increase of $3.7 million, or 15.6%, as compared to revenues of $23.9 million for the year ended December 31, 2004.

Services

Services revenues for the year ended December 31, 2005 were $23.4 million, an increase of $3.6 million, or 18.4% of services revenues, as compared to services revenues of $19.8 million for the year ended December 31, 2004, respectively. DeLeeuw Associates contributed an additional $3.8 million of services revenue during the year ended December 31, 2005 as compared to the 10 month period subsequent to the acquisition of DeLeeuw Associates in the prior year. ISI contributed $1.9 million during the current year. Partially offsetting this increase is a reduction in revenues from services of $2.1 million relating to a decrease in the number of consultants in the ongoing CSI business. Exclusive of DeLeeuw Associates, billable hours declined by 25.7% due to a 19.0% reduction in the number of consultants on billing for the year ended December 31, 2005 compared to the same period for the prior year. This decline in the number of consultants on billing was attributable to the completion of certain client engagements, which resulted in unutilized consultant time for significant portions of the year ended December 31, 2005.

Related party services

Revenues from related parties for the year ended December 31, 2005 were $3.7 million, representing a decrease of $0.1 million, or 2.8% as compared to related party revenues of $3.8 million for the year ended December 31, 2004. The decrease for the year ended December 31, 2005 compared to the same period in the prior year, is primarily attributed to a 16.5% reduction in billable hours for the year ended December 31, 2005 versus the same period for the prior year. This is mostly offset by a 11.6% increase in billable rates. The decrease in billable hours is attributable to a reduction in the number of consultants required by our related party.

Cost of revenue

Cost of revenue primarily includes payroll and benefits costs for the Company’s consultants.   Cost of revenue was $20.5 million, or 74.3% of revenue, for the year ended December 31, 2005, compared to $18.8 million, or 78.9% of total revenue, for the year ended December 31, 2004, representing an increase of $1.7 million, or 8.9% as compared to the prior year.  Cost of revenue for the year ended December 31, 2004 included a $1.4 million charge for stock based compensation. The cost of revenue would have been $17.4 million had this charge not occurred, or 73.0% of cost of revenue. The cost of revenue would have increased by 1.3% for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Services

Cost of services was $17.3 million, or 74.0% of services revenue, for the year ended December 31, 2005, compared to $15.4 million, or 77.8% of services revenue, for the year ended December 31, 2004, representing an increase of $1.9 million, or 12.7%. DeLeeuw Associates generated a $2.4 million increase in cost of services, directly associated with its increase in revenues in this category, for the year ended December 31, 2005 as compared to the 10 month period subsequent to the acquisition of DeLeeuw Associates in the prior year. ISI and McKnight contributed a cost of services of $1.5 million and $0.4 million in 2005. Partially offsetting this increase was a reduction in cost of services of $0.5 million resulting from a 25.7% decrease in billable hours due to a 19.0% reduction in the number of consultants on billing and a 22.0% increase in the average pay rates for consultants. This shift reflects the higher skilled consultants employed in the categories of strategic consulting and data warehousing, whose revenues increase as a percentage of revenues as compared to the lower skilled consultants required in the shrinking category of data management.

Related party services

Cost of related party services was $3.2 million, or 86.2% of related party services revenue, for the year ended December 31, 2005, compared to $3.3 million, or 87.2% of related party services revenue, for the year ended December 31, 2004, respectively. The decreased cost as a percentage of related party services revenue is due to a 16.5% decrease in hours offset by an 18.2% increase in average pay rate. The decrease in billable hours is attributable to a reduction in the number of consultants utilized, while the increase in average pay reflects a reduction in the use of lower skilled consultants, resulting in an average higher pay rate.

Gross Profit

          Gross profit was $7.1 million, or 25.7% of total revenue, for the year ended December 31, 2005, compared to $5.0 million, or 21.1% of total revenue, for the year ended December 31, 2004.  Gross profit for the year ended December 31, 2004 included a $1.4 million charge for stock based compensation. The gross profit would have been 27.0% had this charge not occurred, in which case gross profit would have decreased by 1.3% for the year ended December 31, 2005 compared to the year ended December 31, 2004.

As a percentage of total gross profit for the years ended December 31, 2005 and 2004, respectively, services contributed 85.6% and 87.0% (89.8% if the charge for stock-based compensation had not occurred), respectively, related party services contributed 7.3% and 9.7% (7.6% if the charge for stock-based compensation had not occurred), respectively, and other, including software, support and maintenance contributed 7.1% and 3.3% (2.6% if the charge for stock-based compensation had not occurred), respectively,.

Services

Gross profit from services was $6.1 million, or 26.0% of services revenue, for the year ended December 31, 2005, an increase of $1.7 million as compared to $4.4 million, or 22.2% services revenue, for the year ended December 31, 2004, respectively. Gross profit from services for the year ended December 31, 2004 included a $1.4 million charge for stock based compensation. The gross profit from services would have been $5.8 million or 29.3% for the year ended December 31, 2004 had this charge not occurred, or an increase instead of $0.3 million from the year ended December 31, 2005 compared to the year ended December 31, 2004.

DeLeeuw Associates contributed a 34.1% gross profit for the year ended December 31, 2005 as compared to a 33.0% gross profit for the year ended December 31, 2004. Exclusive of DeLeeuw Associates, the Company contributed a 21.5% gross profit for the year ended December 31, 2005 as compared to a 25.1% gross profit for the year ended December 31, 2004 (had the aforementioned charge for stock based compensation not occurred).

Exclusive of DeLeeuw Associates, billable hours declined by 25.7% due to a 19.0% reduction in the number of consultants on billing for the year ended December 31, 2005 compared to the same period for the prior year. The decrease in billable hours, along with a 22% increase in average pay rate, accounted for the decrease in gross profit. The decrease in billable hours is attributable to a reduction in the number of consultants utilized, resulting from unutilized consultant time for significant portions of the year ended December 31, 2005. This cost had to be absorbed by the Company while the consultants were not utilized. The increase in average pay reflects a reduction in the use of lower skilled consultants, resulting in an average higher pay rate.

Related party services

Gross profit for related party services was $0.5 million, or 13.8% of related party services revenue, for the year ended December 31, 2005, compared to $0.5 million, or 12.8% of related party services revenue, for the year ended December 31, 2004, respectively. Gross profit was flat due to a 11.6% increase in billable rates, which was impacted by an 18.2% increase in average pay rate, as well as a 16.5% reduction in billable hours. The decrease in billable hours is attributable to a reduction in the number of consultants utilized, while the increase in average pay reflects a reduction in the use of lower skilled consultants, resulting in an average higher pay rate.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses were $4.5 million, or 16.4% of revenue for the year ended December 31, 2005, compared to $3.2 million, or 13.4% of revenue for the year ended December 31, 2004, representing an increase of $1.3 million, or 5.5% of revenue, as compared to the prior year.  $0.7 million of this increase relates to increased payroll expense, of which $0.4 million relates to the reclassification of a senior executive of the Company from general and administrative expense to sales and marketing expense and $0.3 million of the increase relates to increases in salaries and commissions. Additionally, $0.2 million of the increase relates to increased advertising, public relations and trade show expense during the year as the Company has continued to increase its visibility in the industry and the marketplace, $0.2 million relates to the acquisition of ISI in 2005, and the remaining $0.2 million primarily relates to increased professional fees, travel and subscriptions.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs were $6.4 million, or 23.2% of revenue for the year ended December 31, 2005 compared to $6.1 million, or 25.5% of revenue for the year ended December 31, 2004, representing an increase of $0.3 million, or 1.4% of revenues, as compared to the prior year. General and administrative expense increased by $0.4 million as a result of the ISI and McKnight Associates acquisitions that occurred during 2005. Additionally, the Company recorded charges of $0.5 million in 2005 due to issuances of stock at below market prices, professional fees and insurance expense increased by $0.2 million, and other expenses increased by $0.1 million. These increases were partially offset by a $0.2 million reduction in bad debt expense, a $0.3 million reduction in current year expense due to costs associated with the addition of certain employees of Software Forces and the LCS reverse merger in 2004, and $0.4 million reduction due to the reclassification of a senior executive of the Company.

Goodwill and intangibles impairment

Impairment of goodwill of $1.3 million for the year ended December 31, 2005 resulted from the Company’s annual impairment review of the goodwill for the ISI and McKnight Associates acquisitions which occurred in 2005. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There were no specific events or changes in circumstances in either of the two acquired companies that would have required an interim impairment charge. The Company performed its annual impairment review as of December 31, 2005 and determined that a goodwill impairment charge of $0.8 million was required relating to the goodwill associated with the ISI acquisition and $0.5 million related to the goodwill associated with the McKnight Associates acquisition. The $12.2 million impairment charge for the year ended December 31, 2004 resulted from an $11.5 million impairment of the DeLeeuw Associates goodwill and a $0.7 million impairment of goodwill recorded for other Company assets.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.9 million for the year ended December 31, 2005 compared to $0.5 million for the year ended December 31, 2004, representing an increase of $0.4 million as compared to the prior year. $0.2 million of this increase relates to amortization of intangibles associated with the McKnight Associates acquisition which occurred in 2005. The remaining $0.2 million increase relates to the amortization of the deferred financing costs being amortized for a full year in 2005 as opposed to four months in 2004.

 Interest Expense

The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on outstanding convertible line of credit notes. Amortization of the discount on debt issued of $2.9 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively, is also recorded as interest expense. In 2004, a $1.2 million charge for a beneficial conversion feature was also recorded as interest expense. Interest expense recorded was $4.2 million for the year ended December 31, 2005 compared to $5.0 million for the year ended December 31, 2004. This increase is primarily related to the Laurus, Sands and Taurus financing transactions described below in the Liquidity and Capital Resources section.

Other income (expense)

The Company recorded interest income of $69,000 and no other income for the year ended December 31, 2005, compared to interest income of $22,000 and other income of $7,300 for the year ended December 31, 2004. The Company recorded equity income in its investments in DeLeeuw International (Turkey) and Leading Edge Communications Corporation of approximately $5,000 for the year ended December 31, 2005 and $6,000 for the year ended December 31, 2004.

The Company adjusts the fair value of its financial instruments relating to its warrant and embedded derivative liabilities each quarter and records a gain or loss on the instruments. During the year ended December 31, 2005, the Company recorded a $8.4 million gain on the financial instruments and during the year ended December 31, 2004, the Company recorded a $0.6 million loss on the financial instruments. For accounting purposes, the Company recorded the renegotiation of the Laurus debt instruments in July 2005 and November 2005 as early extinguishments of debt and recorded the remaining discount and liability to gain or loss on the early extinguishments of debt. See Footnote 10 of the Notes to the Consolidated Financial Statements for further discussion.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $10.1 million and $8.0 million during the years ended December 31, 2005 and 2004, respectively. This allowance was recorded because, based on the weight of available information, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

Years Ended December 31, 2004 and 2003

Revenue

Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing and data management. They are reflected in the chart below as a percentage of overall revenues:

Category of Services	Percentage of Revenues for the year ended
	December 31,
	2004	2003
Strategic Consulting	35.9%	17.3%
Business Intelligence	22.7%	22.2%
Data Warehousing	16.7%	14.8%
Data Management	23.4%	45.7%
Software	1.0%	0.0%
Other	0.3%	0.0%

Strategic consulting revenues increased from 17.3% to 35.9% of total revenues for the years ended December 31, 2003 and 2004, respectively. This is primarily attributable to the $5.4 million, or 62.8% of strategic consulting revenues, derived from DeLeeuw Associates which was acquired by the Company in March 2004. After the acquisition of DeLeeuw Associates, the CSI core business flowed all strategic consulting work through DeLeeuw Associates. Excluding DeLeeuw Associates, strategic consulting revenues as a percent of total revenue for the year ended December 31, 2004 were 16.1%, a decrease of 1.2% from the 17.3% in the comparable prior year period. During 2004, the Company obtained new business and increased existing client business in this segment by 4.1% of total 2004 revenues, however, due to the acquisition of a new software business segment in 2004 which resulted in a larger revenue base attributable to a new business segment, the overall percentage of comparable year-to-year revenues (excluding the 2004 impact of the DeLeeuw Associates acquisition) declined.

Business intelligence services revenues were 22.7% of total revenues for the year ended December 31, 2004, increasing by 0.5% of revenues as compared to 22.2% for the comparable prior year period. While the percentage of total revenues attributable to this category increased in 2004 as compared to the prior year, the increase is primarily due to the acquisition of DeLeeuw Associates, which substantially increased revenues in the strategic consulting line of business. On an absolute dollar basis, revenues in this category of $5.4 million for the year ended December 31, 2004 increased by $2.2 million, or 68.8%, from $3.2 million for the year ended December 31, 2003.

Data warehousing revenues represented 16.7% of total revenues for the year ended December 31, 2004, increasing by 1.9% of total revenues from 14.8% for the year ended December 31, 2003. While the percentage of total revenues attributable to this category remained constant in 2004 as compared to the prior year, this is primarily due to the acquisition of DeLeeuw Associates which substantially increased revenues in the strategic consulting line of business. On an absolute dollar basis, however, revenues in this category of $4.0 million for the year ended December 31, 2004 increased by $1.8 million, or 81.8%, from $2.2 million for the year ended December 31, 2003.

Data management revenues decreased as a percentage of total revenues by 22.4% of revenues, from 45.7% for the year ended December 31, 2003 to 23.4% for the year ended December 31, 2004. While the percentage of total revenues attributable to this category declined in 2004 as compared to the prior year, 15.4% of the decline is due to the acquisition of DeLeeuw Associates which substantially increased revenues in the strategic consulting line of business and 5.4% of the decline is due to a shift in the mix of the Company’s business from the data management line of business to the strategic consulting, business intelligence and data warehousing lines of business in 2004. In absolute dollars, 2004 revenues in the data management line of business of $5.7 million, decreased by $0.9 million, or 13.6%, from $6.6 million for the year ended December 31, 2003.

The Company’s revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the year ended December 31, 2004 were $23.9 million, an increase of $9.5 million, or 66.0%, over revenues of $14.4 million for the year ended December 31, 2003.

Services

Revenues from services for the year ended December 31, 2004 were $19.8 million, an increase of $5.8 million, or 41.4%, over revenues of $14.0 million for the year ended December 31, 2003. $5.5 million, or 27.3% of 2004 services revenues relates to revenues derived from DeLeeuw Associates which was acquired by the Company in March 2004. The remaining $0.4 million of increased 2004 revenue as compared to the prior year relates to an increase in the average billing rates coupled with a reduction in hours billed. The Company experienced a 15.9% increase in the average billing rate in 2004 as compared to the prior year, exclusive of the impact of the DeLeeuw Associates acquisition. This is a direct result of the increased revenues in the strategic consulting and business intelligence segments, both of which command higher billing rates than the other segments. Hours billed for time and material based work in 2004 were approximately 16.2% less than hours billed in 2003. This decline is partially due to resources that were utilized on a substantial fixed-price project that was undertaken by the Company during 2004. Additionally, the Company experienced some attrition in the consulting workforce coupled with increased nonbillable time due to gaps in the completion of ongoing assignments versus the start dates of new assignments.

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

Software

Software revenues are derived from the sale of third-party software to our clients as part of a consulting engagement. Revenues from software for the year ended December 31, 2004 were $0.2 million as compared to zero in the prior year.

Cost of revenue

Cost of revenue primarily includes payroll and benefits costs for the Company’s consultants as well as the cost of software that is sold or licensed by the company.   Cost of revenue was $18.8 million, or 78.9% of revenue for the year ended December 31, 2004, compared to $10.3 million, or 71.5% of revenue for the year ended December 31, 2003.

Services

Cost of services was $15.4 million, or 77.8% of services revenue for the year ended December 31, 2004, compared to $10.0 million, or 71.2% of services revenue for the year ended December 31, 2003. Cost of revenue for DeLeeuw Associates, which was acquired by the Company on March 4, 2004, for the period March 4, 2004 through December 31, 2004 was $3.7 million, or 18.6% of services revenues. Additionally, during 2004, the Company recorded a stock-based compensation charge of $1.4 million, or 7.0% of services revenues, to cost of services. Cost of services for the Company (excluding DeLeeuw Associates and the stock-based compensation charge) for the year ended December 31, 2004 were $10.3 million, an increase of $0.3 million, or 3.0%, as compared to $10.0 million for the year ended December 31, 2003. This increase is attributed to a 15.7% average increase in compensation cost, in 2004, for the Company’s consulting force as compared to the prior year. This increase is primarily attributable to hiring highly skilled consultants in the strategic consulting, data warehousing and business intelligence lines of business.

Related party services

Cost of related party services was $3.3 million, or 87.2% of related party services revenue for the year ended December 31, 2004, compared to $0.3 million, or 82.5% of related party services revenue for the year ended December 31, 2003. The increase in 2004 results from a full year of costs related to the consultants which are providing services for this related party in 2004, versus six weeks of cost incurred in the prior year. Further, the increase in 2004 reflects the cost of six higher level consultants hired for specialized work during the year and annual increases for the consulting force.

Software

Cost of software was $0.1 million, or 72.6% of software revenue for the year ended December 31, 2004, compared to zero for the year ended December 31, 2003.

Gross Profit

Gross profit was $5.0 million, or 21.1% of revenue for the year ended December 31, 2004, compared to $4.1 million, or 28.5% of revenue for the year ended December 31, 2003.

As a percentage of total gross profit for the years ended December 31, 2004 and 2003, services contributed 87.0% and 98.4%, respectively, related party services contributed 9.7% and 1.6%, respectively, software contributed 3.3% and zero, respectively.

The gross profit percentage for the year ended December 31, 2004, was 33.2% and 17.5% for DeLeeuw Associates and ongoing operations of the Company, respectively. The Company’s gross profit percentage for the year ended December 31, 2003 was 28.5%. There is no comparable prior year amount for DeLeeuw Associates as they were acquired by the Company in 2004.

Services

Gross profit from services was $4.4 million, for the year ended December 31, 2004, an increase of $0.4 million, or 10.0%, as compared to $4.0 million for the year ended December 31, 2003. As a percent of services revenues, gross profit of 22.2% for the year ended December 31, 2004 represented a decrease of 6.6% points as compared to 28.8% of services revenues for the year ended December 31, 2003. The Company recorded a $1.4 million stock-based compensation charge during 2004 which reduced gross profit by 7.0% of services revenues. Excluding this charge, the 2004 gross profit percentage would have been 29.3%, an increase of 0.5% as compared to the prior year. This increase is the result of the gross profit attributable to DeLeeuw Associates, which had a gross profit percentage of 33.2% for the ten months ended December 31, 2004.

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

Software

Gross profit resulting from software was $0.1 million, or 27.4% of software revenue for the year ended December 31, 2004, compared to zero for the year ended December 31, 2003.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses were $3.2 million, or 13.4% of revenue for the year ended December 31, 2004, compared to $1.6 million, or 10.8% of revenue for the year ended December 31, 2003.  $0.4 million of the increase in selling and marketing expenses during the year ended December 31, 2004 is attributed to the costs related to operating DeLeeuw Associates which was acquired during 2004.  $0.7 million of the increase resulted from increased payroll and related costs associated with the increased headcount in the Company’s existing sales force.  The remaining $0.5 million is reflected in the addition of six additional employees and a Director of Marketing and Corporate Communications both through new hires and retaining existing employees of the acquired companies as part of our strategy to gain new clients and increase revenue.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs were $6.1 million, or 25.5% of revenue for the year ended December 31, 2004 compared to $2.7 million, or 18.8% of revenue for the year ended December 31, 2003. $1.2 million of the increase in general and administrative expenses during the year ended December 31, 2004 is attributed to the costs of operating DeLeeuw Associates subsequent to the acquisition during 2004.  Additionally, $1.4 million is attributed to an increase in general and administrative payroll costs as the result of hiring a chief financial officer during the fourth quarter of 2003 and increasing the salaries of other Company officers to compensate them competitively with other public companies the size of the Company. $0.5 million represents an increase in development headcount by twelve employees during 2004, as compared to 2003, to support the increased size of the business and the increased compliance requirements inherent in becoming a public company. Professional fees related to legal and accounting increased by $0.3 million primarily due to work related to the Company’s public filing requirements.

Goodwill impairment

Impairment of goodwill of $12.2 million for the year ended December 31, 2004 resulted primarily from the Company’s annual impairment review for the DeLeeuw Associates acquisition which occurred in 2004. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There were no specific events or changes in circumstances in the acquired company that would have required an interim impairment charge. The Company performed its annual impairment review as of December 31, 2004 and determined that an impairment charge of $12.2 million was required consisting of $11.5 million related to the goodwill previously recorded for DeLeeuw Associates, and $0.7 million related to goodwill recorded for other assets. There were no goodwill impairment charges recorded during the year ended December 31, 2003.

Depreciation and amortization

  Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years.   Depreciation and amortization expenses were $0.5 million for the year ended December 31, 2004 compared to $0.2 million for the year ended December 31, 2003. This increase in depreciation and amortization during the year ended December 31, 2004 is attributed to amortization of the acquired DeLeeuw Associates intangible assets and to depreciation on newly acquired assets.

 Interest Expense

The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on the outstanding convertible line of credit notes. Amortization of the discount on debt issued of $0.9 million is also recorded as interest expense. Interest expense recorded was $5.0 million for the year ended December 31, 2004 compared to $0.1 million for the year ended December 31, 2003. This increase is primarily related to the Laurus and Sands financing transactions described below in the Liquidity and Capital Resources section.

Other income (expense)

The Company recorded interest income of $22,000 and other income of approximately $7,300 for the year ended December 31, 2004, compared to interest income of $5,000 for the year ended December 31, 2003. The Company recorded equity income in its investment in DeLeeuw International (Turkey) of approximately $5,000 for the year ended December 31, 2004.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $9.0 million during the year ended December 31, 2004. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

No income tax expense or benefit was recorded in the prior year as the Company was an “S” Corporation through September 30, 2003. Pro forma income taxes for the prior year would have been an income tax benefit of $0.2 million using the effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $0.2 million as of December 31, 2005 compared to $1.0 million as of December 31, 2004. The Company’s cash balance is primarily derived from customer remittances, bank borrowings and acquired cash and is used for general working capital needs.

The Company’s working capital deficit is ($7.0 million) as of December 31, 2005 compared to ($13.9 million) as of December 31, 2004. The Company’s working capital position has improved during the current year primarily due to gains resulting from the fair value adjustments to the financial instruments during the current year. However, the losses generated by the Company have resulted in the need for $2.0 million of additional borrowings against the Company’s line of credit, a $1.0 million loan on a short term note payable, $1.3 million raised through the sale of Company common stock, and an additional $1.4 million of loans to the Company by the Chief Executive Officer and the Chief Operating Officer of the Company.

        Cash used in operating activities during the year ended December 31, 2005 was approximately $3.6 million, a decrease in cash used in operating activities of $0.8 million from the year ended December 31, 2004.  Cash used in operating activities primarily relates to cash used as a result of operating losses of approximately $3.9 million and a decline in accounts payable of approximately $0.6 million relating to the sale of Evoke Software Corporation, which is partially offset by payables acquired related to the acquisitions of McKnight Associates and Integrated Strategies.  Partially offsetting this cash decline is a approximately $1.0 million reduction in accounts receivable, also resulting from the sale of Evoke, partially offset by acquired receivables from the acquisitions of McKnight Associates and Integrated Strategies and the timing of collections from customers.

Cash used by investing activities was $2.5 million during the year ended December 31, 2005. This was due to payments of $2.2 million made primarily as acquisition payments for Integrated Strategies and $1.0 for McKnight Associates. This was offset by $0.6 million of cash received as part of the Evoke acquisition.

Cash provided by financing activities was $5.3 million during the year ended December 31, 2005. During 2005, $1.8 million was raised from stockholders, and $1.0 million was raised from the issuance of a short-term note payable, additional line of credit borrowings of $1.9 million and $1.2 million was raised from the sale of Company common stock. $0.7 million of principal payments on long-term debt and on capital lease obligations, of which $0.4 million of payments were made on stockholder loans, were made by the Company during this time period.

 There are currently no material commitments for capital expenditures.

The Company also expects to incur costs, in 2006, of approximately $0.3 million in order to improve its internal controls surrounding financial reporting and disclosure and in ensuring compliance with Sarbanes-Oxley requirements.

As of December 31, 2005 and 2004, the Company had accounts receivable due from LEC of approximately $0.6 million and $0.8 million, respectively. There are no known collections problems with respect to LEC.

For the years ended December 31, 2005 and 2004, we invoiced LEC $3.7 million and $3.8 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.  The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. We feel confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 100 clients.

In 2004 and 2005, the Company experienced negative cash flow and operating losses, therefore it effectuated the following transactions to support the Company:

Taurus

In May 2004, pursuant to the complete conversion of a $2.0 million unsecured convertible line of credit note issued in October 2003 at $1.80 per share and a conversion price adjustment in September 2004 at $1.575, certain investors represented by Taurus Advisory Group, LLC (“Taurus”) received 1,269,841 shares of our common stock, plus interest paid in cash. The Taurus investors also received a warrant to purchase 277,778 shares of our common stock, which has an exercise price of $1.575 per share and expires in June 2009. Further in May 2004, we raised an additional $2.0 million pursuant to a new five-year unsecured promissory note with Taurus. In June 2004, we replaced the May 2004 note by issuing a five-year $2.0 million unsecured convertible line of credit note with Taurus. The note accrues interest at an annual rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.575 per share.

In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 5, 2005. The maturity date for this note has been extended to May 6, 2006. The second note is dated July 22, 2005 and originally matured on September 22, 2005. The maturity date for this note has been extended to April 22, 2006. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

In December 2005, the Company obtained a $1 million short term loan from certain investors represented by Taurus. This note bears interest at 8% per annum. The note is dated December 19, 2005 and initially matured on January 31, 2006. The maturity date for this note has been extended to June 1, 2006. In conjunction with this note, these investors received a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.675 per share in December 2005, a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.75 per share in February 2006 and a warrant to purchase 554,000 shares of our common stock with an exercise price of $1.30 per share in March 2006. These warrants expire in December 2008, January 2009 and February 2009, respectively. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

On February 2, 2006, the Company entered into a Securities Purchase Agreement with Taurus, pursuant to which the Company issued 19,000 shares of the Company’s newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). Each share of Series A Preferred has a stated value of $100.00. The Company utilized the proceeds ($1.9 million) to repurchase shares of its common stock from WHRT I Corp. (see above). The Series A Preferred has a cumulative annual dividend equal to five percent (5%), which is payable semi-annually in cash or common stock, at the election of the Company, and is convertible into shares of the Company’s common stock at any time at a price equal to $0.50 per share (subject to adjustments related to stock splits, reclassifications, combinations, dividends, change of control or the issuance of pari passu securities). In addition, the Series A Preferred has no voting rights, but has liquidation preferences and certain other privileges. All shares of Series A Preferred not previously converted shall be redeemed by the Company, in cash or common stock, at the election of Taurus, on February 1, 2011. Pursuant to the Securities Purchase Agreement, Taurus was also granted a warrant to purchase 1,900,000 shares of the Company’s common stock exercisable at a price of $0.60 per share (subject to adjustments related to stock splits, reclassifications, combinations, dividends, change of control or the issuance of pari passu securities), exercisable for a period of five years.

Laurus

In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”), whereby we had access to borrow up to $6.0 million based upon eligible accounts receivable. We paid $0.75 million in brokerage and transaction closing related costs.

On February 1, 2006, the Company restructured its financing with Laurus by entering into financing agreements with Laurus which removed all conversion features in the originally issued notes, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the “Option”) at an exercise price of $.001 per share. We had no obligation to meet financial covenants under the notes. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July 2005) at a 5% premium. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of January 31, 2006) plus 1.0%, with a floor of 5.0%. Payments and interest will be made in equal monthly amounts until maturity of the Notes on December 31, 2007, at which time the 5% premium will also be due. In addition, payments of principal on the Term Note will be made in equal monthly amounts until maturity of the Notes on December 31, 2007. A common stock purchase warrant issued to Laurus in August 2004 provides Laurus with the right to purchase 800,000 shares of our common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011.

    In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the “Formula Amount” (as defined therein). The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s common stock underlying the Option, as well as the shares of the Company’s common stock and the shares of the Company’s common stock underlying the warrants held by Laurus, within 90 days. As of the date of this filing, Laurus owns approximately 809,525 shares of the Company’s common stock, an option to purchase up to 3,080,000 shares of the Company's common stock at an exercise price of $.001 per share and the aforementioned warrant.

As a result of the issuance of warrants, the Company has recorded a discount on debt (valued at $2.2 million as of December 31, 2005) and a liability. The discount is being amortized over the remaining term of the debt instrument, and the liability is being adjusted to fair value using an option-pricing model. Additionally, the convertible notes contain an embedded derivative pertaining to the conversion feature in the notes, and the Company has recorded a discount and a liability to reflect this derivative.

Laidlaw/Sands

In September 2004, we issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”) three subordinated secured convertible promissory notes equaling $1.0 million (the “Notes”), each with an annual interest rate of 8% expiring September 22, 2005. The Notes were secured by substantially all corporate assets, subordinate to Laurus. The Notes are convertible into shares of our common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5.0 million or greater (a “Qualified Financing”). The conversion price of the shares of our common stock issuable upon conversion of the Notes shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. Since no Qualified Financing had been consummated by September 8, 2005, Sands is entitled to elect to convert the Notes at a fixed conversion price of $2.10 per share. In the event that we issue stock or derivatives convertible into our stock for a price less than the aforementioned fixed conversion price, then the fixed conversion price is reset using a weighted average dilution calculation. We also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of our common stock. The exercise price of the shares of our common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. The latest that the Warrants may expire is September 8, 2008.

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued to Sands three amended subordinated secured convertible promissory notes equaling $1.08 million, each with an annual interest rate of 12% expiring on January 1, 2007. The Company also issued Sands three common stock purchase warrants (the “Additional Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Additional Warrants shall be equal to a price per share of common stock equal to one hundred twenty percent (120%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Financing has been consummated by December 15, 2006, then Sands may elect to exercise the Additional Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is December 15, 2009.

As of April 7, 2006, Mr. Scott Newman, President, Chief Executive Officer and Chairman, Mr. Glenn Peipert, Executive Vice President, Chief Operating Officer and Director, and Mr. Robert C. DeLeeuw, Senior Vice President, have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to a maximum amount of $1.5 million, based upon their ability to sell their Company common stock. Mr. Newman guaranties up to approximately $0.9 million, Mr. Peipert guaranties up to approximately $0.4 million and Mr. DeLeeuw guaranties approximately $0.2 million. We believe that these written commitments provide us with the legal right to request and receive such advances from any of these officers. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 8% per annum. As of December 31, 2005, Mr. Newman’s outstanding loan balance to the Company was approximately $0.9 million, and Mr. Peipert’s outstanding loan balance to the Company was approximately $0.9 million. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 8% per annum, and each has a term expiring on April 30, 2007. As of the date of this filing, the entire $1.5 million was still available pursuant to the guaranties outlined above.

The following is a summary of the debt instruments outstanding as of March 31, 2006

Lender	Type of facility	Outstanding as of March 31, 2006 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Laurus Master Fund, Ltd.	Line of Credit	$5,752,000	$0
Laurus Master Fund, Ltd.	Term Note	$955,000	$0
Sands Brothers Venture Capital LLC	Convertible Promissory Note	$54,000	$0
Sands Brothers Venture Capital III LLC	Convertible Promissory Note	$918,000	$0
Sands Brothers Venture Capital IV LLC	Convertible Promissory Note	$108,000	$0
Taurus Advisory Group, LLC investors	Convertible Promissory Note	$3,500,000	$0
Taurus Advisory Group, LLC investors	Series A Convertible Preferred Stock	$1,900,000	$0
Scott Newman	Promissory Note	$ 863,000	$0
Glenn Peipert	Promissory Note	$ 909,000	$0
TOTAL		$14,959,000	$0

The Company has generated losses that exceeded expectations during 2004 and continued throughout 2005. To that extent, the Company has experienced continued negative cash flow which has created a liquidity issue for the Company. To address this issue, in addition to the various transactions above, in November 2004, the Company entered into a Stock Purchase Agreement (the “Agreement”) with a private investor, CMKX-treme, Inc.  Pursuant to the Agreement, CMKX-treme, Inc. agreed to purchase 833,333 shares of common stock for a purchase price of $1.75 million.  Under the terms of the Agreement, CMKX-treme, Inc. initially purchased 238,095 shares of common stock for $0.5 million, and it was required to purchase the remaining 595,238 shares of common stock for $1.25 million by December 31, 2004. As of March 17, 2005, CMKX-treme, Inc. remitted final payment for the remaining 595,238 shares.

In 2004, the Company completed various financing transactions through the issuance of common stock, as well as the issuance of notes and warrants convertible into our common stock, while a registration statement was on file with the Securities and Exchange Commission but had not yet been declared effective. Those transactions were with the following entities:

• Taurus Advisory Group, LLC	$4.0 million
• Laurus Master Fund, Ltd.	$11.0 million
• Sands Brothers International Ltd.
(3 affiliated entities)	$1.0 million

Even though all stockholders, noteholders and warrantholders have been advised of their rights to rescind those financing transactions and they each have waived their rights to rescind those transactions, there is a remote possibility that each of those transactions could be reversed. In such an event, the Company could be adversely affected and may have an obligation to fund such rescissions.

Although the Company has negative working capital at December 31, 2005 and March 31, 2006, and has incurred significant operating losses, the Company believes existing cash plus funds provided by operations, borrowing capacity under the line of credit and projected borrowing against, or the guarantees of the primary stockholders should be sufficient to fund operations through January 1, 2007. Nevertheless, the Company is presently exploring various financing alternatives, including debt or additional sales of equity securities in order to finance the core business of the Company and help provide adequate working capital for operations. There is no assurance that funds will be provided by operations or that such additional financing will be available, or if available, will be available on acceptable terms. Should the Company experience significant shortfalls in planned revenues, or experience unforeseen fixed expenses, the Company believes it has the ability to make additional reductions to variable expenses to extend its capital. Any decision or ability to obtain financing through debt or through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

Off-balance sheet arrangements

 The Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Contractual Obligations

At December 31, 2005, the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following table (amounts in table are noted in millions):

		Less than 1
Contractual Obligations	Total	year	1-3 years	4-5 years
Long-term debt	$3.9	$0.5	$1.4	$2.0
Related Party Debt	1.8	-	1.8	-
Capital lease obligations	0.1	0.1	-	-
Operating leases	2.0	0.5	1.1	0.4
Employment agreements	3.9	3.9	-	-
Total	$11.7	5.0	$4.3	$2.4

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such a valuation requires us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies, and estimating cash flows from projects when completed and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. These estimates may change as additional information becomes available regarding the assets acquired and liabilities assumed. Additionally, in accordance with “EITF 99-12,” the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed to and announced.

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

Allowances for Doubtful Accounts

We make judgments regarding our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected. During 2005, $56,123 of uncollectible accounts receivable were written off of the accounts receivable against the allowance for doubtful accounts.

Discount on Debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments. The discount is classified as a deferred financing cost.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable are also approximate fair value.

We review the terms of convertible debt and equity instruments we issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the control of the company and, accordingly, we are required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If freestanding options or warrants were issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the remaining proceeds received are then allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

The discount from the face value of the convertible debt instrument resulting from the allocation of part of the proceeds to embedded derivative instruments and/or freestanding options or warrants is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Equity investments

Prior to the Company’s acquisition of DeLeeuw in 2004, DeLeeuw had acquired a non-controlling interest in DeLeeuw International (a company formed under the laws of Turkey). The Company accounts for its share of the income (losses) of this investment under the equity method.

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

Recent Pronouncements

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

 ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements of the Company and the accompanying notes thereto, and the independent auditor’s report required by this item are included as part of this Form 10-KSB and immediately follow the signatures page of this Form 10-KSB.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 1, 2004, Ehrenkrantz Sterling & Co., LLC (“Ehrenkrantz”) merged with the firm of Friedman Alpren & Green LLP. The new entity, Friedman LLP (“Friedman”), was retained by us, and our Board of Directors approved this decision on June 7, 2004. For the period since Ehrenkrantz's appointment through June 7, 2004, there have been no disagreements with Ehrenkrantz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ehrenkrantz would have caused them to make reference thereto in their report. In addition, for the period since Ehrenkrantz's appointment through June 7, 2004, we did not consult with Friedman regarding any matter that was the subject of a "disagreement" with Ehrenkrantz, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or with regard to any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as such consultations as may have been made with former employees of Ehrenkrantz who are now employees of Friedman.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2005 because of the material weaknesses identified and described below.

Control Activities:

1. The Company did not maintain effective controls over the accounting for embedded derivatives in certain financial instruments. Specifically the Company did not have controls designed and in place to ensure the completeness, accuracy and evaluation of embedded derivatives in its financing transactions with Laurus Master Fund, Ltd. and with three entities affiliated with Sands Brothers International Limited. The instruments included, among other things, convertible notes, freestanding warrant agreements and registration rights agreements. The warrant agreements are subject to registration rights agreements which require that the Company register the shares within a specified period of time and, in the event this is not done, provides for significant liquidated damages. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company previously recorded a liability for these warrants. However, although the convertible notes are also subject to the registration rights agreements and are not “conventionally convertible,” the Company had not previously recorded a liability for the derivative associated with the conversion feature. Additionally, in July 2005, the Company renegotiated its financing with Laurus. As part of this transaction, the Company repaid $4.3 million to Laurus, issued an option to purchase Company stock at $0.015 per share and increased the availability under the revolving line of credit by $500,000. Since future cash flows under the new agreement with Laurus are more than 10% different than under the 2004 agreement with Laurus, it has been determined that this transaction should have been accounted for as an early extinguishment of debt as opposed to a modification of existing debt.

The deficiency resulted in a restatement of its financial statements for the three and nine months ended September 30, 2004, the year ended December 31, 2004, the three months ended March 31, 2005, the three and six months ended June 30, 2005 and the three and nine months ended September 30, 2005 as appropriate to properly account for the above transactions.

2. The Company did not maintain effective controls to ensure the completeness, accuracy and valuation over the accounting for business combinations, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations and with our 2004 acquisitions of DeLeeuw Associates, Inc. and Evoke Software Corporation. We misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 99-12. As a result, we were required in April 2005 to restate our financial statements for the three months ended March 31, 2004, for the three and six months ended June 30, 2004 and for the three and nine months ended September 30, 2004. Management determined that the disclosure controls and procedures for these three quarters were not effective.

3. The Company did not maintain effective controls over the period end financial reporting process. Specifically, controls were not designed and in place to ensure that to the Company identified certain transactions, primarily contractual, and accounted for them in the proper periods. This does not relate to the subject matter of the material weaknesses described above, yet combined with the above-referenced material weaknesses, constitute in the aggregate a material weakness in our internal control over financial reporting.

4. The Company did not maintain effective controls over the accounting for income taxes to ensure amounts disclosed are accurately accounted for in accordance with GAAP. Specifically, the Company did not have controls designed and functioning to ensure that accounting personnel prepared the necessary disclosures required by FASB No. 109 “Accounting for Income Taxes.”

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In light of the need for these restatements and the material weaknesses described above, management began in the second quarter of our 2005 fiscal year, and continuing through the period covered by this report, to undertake a review of our disclosure, financial information and internal controls and procedures regarding these areas for future complex financing transactions and acquisitions. This review has included efforts by our management and directors, as well as the use of additional outside resources, as follows:

• Senior accounting personnel and our chief financial officer will continue to review any complex financing transaction in order to evaluate, document and approve its accounting treatment in accordance with EITF 00-19 and EITF 00-27;

• Senior accounting personnel and our chief financial officer will continue to review any future acquisition or divestiture in order to evaluate, document and approve its accounting treatment in accordance with SFAS 141 and EITF 99-12;

• We will augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions; and

• We will incorporate the applicable parts of the action plan described below.

In conjunction with the measures outlined below, we believe these actions will strengthen our internal control over our review of complex financing transactions. We also believe these actions have sufficiently strengthened our internal control over our valuation and purchase accounting of acquisitions, and this material weakness should be resolved. Management does not anticipate any extra cost from this change over our review of complex financing transactions and in its valuation and purchase accounting of future acquisitions. Management established an action plan in the first quarter of 2005 that it believes will correct the aggregated material weaknesses described above. Our estimated costs related to the correction of these material weaknesses is approximately $0.25 million, most notably related to our conversion to the Great Plains accounting system during the third quarter of 2004. Other measures included in our action plan are as follows:

• Our Disclosure Committee, formed in the second quarter of 2005, consists of our chief executive officer, chief operating officer, senior vice president of sales, general counsel and controller, chaired by our chief financial officer. The Disclosure Committee is comprised of these key members of senior management who have knowledge of significant portions of our internal control system, as well as the business and competitive environment in which we operate. One of the key responsibilities of each Disclosure Committee member is to review quarterly reports, annual reports and registration statements to be filed with the SEC as each progress through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions;

• A process has been established whereby material agreements are reviewed by the legal and sales departments and an executive management member that includes determination of appropriate accounting and disclosure;

• Our accounting and legal departments are working closely and in conjunction to accurately account for period-end financial reporting and complex financing transactions;

• We are constantly assessing our existing environment and continue to make further changes, as appropriate, in our finance and accounting organization to create clearer segregation of responsibilities and supervision, and to increase the level of technical accounting expertise including the use of outside accounting experts;

• There has been closer monitoring of the preparation of our monthly and quarterly financial information. We have instituted regular quarterly meetings to review each department’s significant activities and respective disclosure controls and procedures;

• Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee; and

• We have conducted quarterly reviews of the effectiveness of our disclosure controls and procedures, and we have enhanced our quarterly close process to include detailed analysis in support of the financial accounts, and improved supervision over the process.

We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of the third quarter of 2006, although there can be no assurance that we will do so.

Given the presence of material weaknesses in our internal control over financial reporting, there is a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We have expanded our year-end closing procedures. We have expanded our review of embedded derivative in our financial instruments. We have expanded our review of accounting for business combinations. All of the above mentioned procedures have been designed to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) the report does not contain any untrue statements of a material fact or omits any material fact and (ii) the consolidated financial statements and other financial information included in this report for the year ended December 31, 2005 have been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations and cash flows.

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

We are in the process of developing a comprehensive remediation plan to address our deficiencies and expect that this plan will extend into the third quarter of the 2006 fiscal year. The following list describes remedial actions that have been implemented since our last Annual Report:

• Senior accounting personnel and our chief financial officer continue to review any complex financing transaction in order to evaluate, document and approve its accounting treatment in accordance with EITF 00-19 and EITF 00-27;

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

• There has been closer monitoring of the preparation of our monthly and quarterly financial information. We have instituted regular quarterly meetings to review each department’s significant activities and respective disclosure controls and procedures; and

• Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee.

ITEM 8B. OTHER INFORMATION

Not applicable.

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

Our directors and executive officers are as follows:

Name	Year First Elected As an Officer Or Director	Age	Position(s) Held
Scott Newman	2004	46	President, Chief Executive Officer and Chairman
Glenn Peipert	2004	45	Executive Vice President, Chief Operating Officer and Director
Mitchell Peipert	2004	47	Vice President, Chief Financial Officer, Secretary and Treasurer
Robert C. DeLeeuw	2004	49	Senior Vice President and President of DeLeeuw Associates, LLC
William McKnight	2005	40	Senior Vice President - Data Warehousing
Lawrence K. Reisman*	2004	46	Director
Joseph Santiso**	2005	61	Director
*Chair of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

** Member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

SCOTT NEWMAN has been our President, Chief Executive Officer and Chairman since January 2004. Mr. Newman founded the former Conversion Services International, Inc. in 1990 (before its merger with and into LCS Group, Inc.) and is our largest stockholder. He has over twenty years of experience providing technology solutions to major companies internationally. Mr. Newman has direct experience in strategic planning, analysis, design, testing and implementation of complex big-data solutions. He possesses a wide range of software and hardware architecture/discipline experience, including, client/server, data discovery, distributed systems, data warehousing, mainframe, scaleable solutions and e-business. Mr. Newman has been the architect and lead designer of several commercial software products used by Chase, Citibank, Merrill Lynch and Jaguar Cars. Mr. Newman advises and reviews data warehousing and business intelligence strategy on behalf of our Global 2000 clients, including AT&T Capital, Jaguar Cars, Cytec and Chase. Mr. Newman is a member of the Young Presidents Organization, a leadership organization that promotes the exchange of ideas, pursuit of learning and sharing strategies to achieve personal and professional growth and success. Mr. Newman received his B.S. from Brooklyn College in 1980.

GLENN PEIPERT has been our Executive Vice President, Chief Operating Officer and Director since January 2004. Mr. Peipert held the same positions with the former Conversion Services International, Inc. since its inception in 1990 and is our second largest stockholder. Mr. Peipert has over two decades of experience consulting to major organizations about leveraging technology to enable strategic change. He has advised clients representing a broad cross-section of rapid growth industries worldwide. Mr. Peipert has hands on experience with the leading data warehousing products. His skills include architecture design, development and project management. He routinely participates in architecture reviews and recommendations for our Global 2000 clients. Mr. Peipert has managed major technology initiatives at Chase, Tiffany, Morgan Stanley, Cytec and the United States Tennis Association. He speaks nationally on applying data warehousing technologies to enhance business effectiveness and has authored multiple white papers regarding business intelligence. Mr. Peipert is a member of the Institute of Management Consultants, as well as TEC International, a leadership organization whose mission is to increase the effectiveness and enhance the lives of chief executives and those they influence. Mr. Peipert is the brother of Mitchell Peipert, our Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Peipert received his B.S. from Brooklyn College in 1982.

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

ROBERT C. DELEEUW has been our Senior Vice President and the President of our wholly owned subsidiary, DeLeeuw Associates, LLC, since March 2004 and is our third largest stockholder. Mr. DeLeeuw founded DeLeeuw Associates, LLC, formerly known as DeLeeuw Associates, Inc., in 1991. Mr. DeLeeuw has over twenty-five years experience in banking and consulting. During this time, he has managed and supported some of the largest merger projects in the history of the financial services industry and has implemented numerous large-scale business and process change programs for his clients. He has been published in American Banker, Mortgage Banking Magazine, The Journal of Consumer Lending and Bank Technology News where he has also served as a member of the Editorial Advisory Board. Mr. DeLeeuw received his B.S. from Rider University in 1979 and received his M.S. in Management from Stevens Institute of Technology in 1986.

WILLIAM MCKNIGHT has been our Senior Vice President - Data Warehousing since July 2005. Mr. McKnight founded McKnight Associates, Inc. in 1998. Prior to forming his company, from 1992-1998, Mr. McKnight held various information technology management positions at Visa, and Anthem Blue Cross Blue Shield. From 1990-1992, Mr. McKnight was a consultant for Platinum Technology, and he was a developer of the DB2 product at IBM from 1987-1990. Mr. McKnight received his B.S. in Computer Science from Southern College in 1987 and received his M.B.A. from Santa Clara University in 1994.

LAWRENCE K. REISMAN has been a Director of our company since February 2004 and is the Chair of the Audit Committee, the Compensation Committee and the Nominating and the Corporate Governance Committee. Mr. Reisman is a Certified Public Accountant who has been the principal of his own firm, The Accounting Offices of L.K. Reisman, since 1986. Prior to forming his company, Mr. Reisman was a tax manager at Coopers & Lybrand and Peat Marwick Mitchell. He routinely provides accounting services to small and medium-sized companies, which services include auditing, review and compilation of financial statements, corporate, partnership and individual taxation, designing accounting systems and management consulting services. Mr. Reisman received his B.S. and M.B.A. in Finance from St. John’s University in 1981 and 1985, respectively.

JOSEPH SANTISO has been a Director of our company since May 2005 and was appointed by the Board to sit on the Board's Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee in May 2005. Mr. Santiso founded and is President of The BCI Group, which consists of Breakthrough Concepts Inc., BCI Systems Inc. and BCI Knowledge Inc., since 1991. Prior to founding BCI, Mr. Santiso was the Chief Accounting Officer for Citibank Stock Transfer Services Division, a Financial Analyst in the Comptrollers Department of the Operational Services Division at Irving Trust and a Professor of Accounting at Jersey City State College. Mr. Santiso received his B.S. from Pace University in 1973 with a major in Accounting and Finance.

Directors do not receive compensation for their duties as directors.

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics which is applicable to all our directors, officers, employees, agents and representatives, including our principal executive officer and principal financial officer, principal accounting officer or controller, or other persons performing similar functions. We have made available on our website copies of our Code of Conduct and Ethics and charters for the committees of our Board and other information that may be of interest to investors.

Director Independence

The Board has reviewed each of the directors' relationships with the Company in conjunction with Section 121(A) of the listing standards of the American Stock Exchange ("AMEX") and has affirmatively determined that two of our directors, Lawrence K. Reisman and Joseph Santiso, are independent of management and free of any relationship that would interfere with the independent judgment as members of the Audit Committee. The Company is in the process of interviewing independent director candidates so the Board of Directors will have a majority of independent directors.

Committees of the Board of Directors

The Board of Directors has established three standing committees: (1) the Audit Committee, (2) the Compensation Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Board. Copies of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee's' charters are posted on the Company's website. Mr. Reisman and Mr. Santiso are the members of each of such committees. Mr. Reisman serves as the Chair of each of such committees.

Audit Committee

The Audit Committee was formed in April 2005. The Audit Committee has met once since its formation and each member of the Audit Committee was present at such meeting, and acted by unanimous written consent four times. The Audit Committee is responsible for matters relating to financial reporting, internal controls, risk management and compliance. These responsibilities include appointing, overseeing, evaluating and approving the fees of our independent auditors, reviewing financial information which is included in our Annual Report on Form 10-KSB/A, discussions with management and the independent auditors the results of the annual audit and our quarterly financial statements, reviewing with management our system of internal controls and financial reporting process and monitoring our compliance program and system.

The Audit Committee operates pursuant to a written charter, which sets forth the functions and responsibilities of this committee. A copy of the charter can be viewed on our website. All members of this committee are independent directors under the SEC rules. The Board of Directors has determined that Lawrence K. Reisman, the committee’s chairman, meets the SEC criteria of an “audit committee financial expert”, as defined in Item 401(e) of Regulation S-B.

Compensation Committee

The Compensation Committee was formed in May 2005 and did not meet during fiscal 2005. The Compensation Committee is responsible for matters relating to the development, attraction and retention of the Company’s management and for matters relating to the Company’s compensation and benefit programs. As part of its responsibilities, this committee evaluates the performance and determines the compensation of the Company’s Chief Executive Officer and approves the compensation of our senior officers.

The Compensation Committee operates under a written charter that sets forth the functions and responsibilities of this committee. A copy of the charter can be viewed on our website.

Pursuant to its charter, the Compensation Committee must be comprised of at least two (2) Directors who, in the opinion of the Board of Directors, must meet the definition of “independent director” within the rules and regulations of the SEC. The Board of Directors has determined that all members of this committee are independent directors under the SEC rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for providing oversight on a broad range of issues regarding our corporate governance practices and policies and the composition and operation of the Board of Directors. These responsibilities include reviewing potential candidates for membership on the Board and recommending to the Board nominees for election as directors of the Company. The Nominating and Corporate Governance Committee was formed in May 2005 and did not meet during fiscal 2005. A complete description of the Nominating and Corporate Governance Committee’s responsibilities is set forth in the Nominating and Corporate Governance written charter. A copy of the charter is available to stockholders on the Company’s website. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules and regulations of the SEC. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. There are no minimum qualifications for consideration for nomination to be a director of the Company. The nominating committee will assess all director nominees using the same criteria. Nominations made by stockholders must be made by written notice received by the Secretary of the Company within 30 days of the date on which notice of a meeting for the election of directors is first given to stockholders. The Nominating and Corporate Governance Committee and the Board of Directors carefully considers nominees regardless of whether they are nominated by stockholders, the Nominating and Corporate Governance Committee or existing board-members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the past fiscal year, and, if applicable, written representations that Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended December 31, 2005, 2004 and 2003: (i) individuals who served as, or acted in the capacity of, our principal executive officer for the fiscal year ended December 31, 2005; and (ii) our other most highly compensated executive officer, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 2005 and who were employed at the end of fiscal year 2005.

SUMMARY COMPENSATION TABLE*

					Long Term Compensation
		Annual Compensation(1)			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	(#)	($)	($)

Scott Newman President, Chief Executive Officer and Chairman	2005	500,000	—	—	—	—	—	39,809 (2)
	2004	500,000	—	—	—	—	—	38,054 (2)
	2003	244,452	—	—	—	—	—	206,686 (3)

Glenn Peipert Executive Vice President, Chief Operating Officer and Director	2005	375,000	—	—	—	250,000	—	40,779 (2)
	2004	375,000	—	—	—	—	—	38,054 (2)
	2003	223,016	—	—	—	—	—	171,309 (4)
Mitchell Peipert, Vice President, Chief Financial Officer, Treasurer and Secretary	2005	209,375	—	—	—	150,000	—	24,129 (2)
	2004	190,000	—	—	—	300,000	—	14,413 (2)
	2003	10,000	—	—	—	—	—	1,133 (2)
Robert C. DeLeeuw, Senior Vice President	2005 2004	350,000 329,400	— —	56,695 (5) —	— —	250,000 —	— —	17,736 (2) 592 (6)
William McKnight, Senior Vice President -Data Warehousing	2005	125,047	—	—	—		—	10,494 (2)

_________________________

*	Salary reflects total compensation paid to these executives (both before and after the merger described in Item 1).

(1)
The annual amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary reported for each named executive officer and has therefore been omitted, unless otherwise stated above.

(2)	Amounts shown reflect payments related to medical, dental and life insurance and car payments.

(3)
Amounts shown reflect distributions resulting from the operating entity’s past tax status as a Subchapter S corporation of $153,738 in 2003, as well as $66,262 in 2003 of expenses, which include auto, travel and equipment purchases paid for by the Company.

(4)
Amounts shown reflect distributions resulting from the operating entity’s past tax status as a Subchapter S corporation of $101,988 in 2003, as well as $63,645 in 2003 of expenses, which include auto, travel and equipment purchases paid for by the Company.

(5)	Incentive compensation received based on profibility of business units under Mr. DeLeeuw’s control.

(6)	Amounts shown reflect payment related to life insurance.

Option/SAR Grants During Fiscal 2005

Name	Number of securities underlying options/SARs granted (#) (1)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration Date
Glenn Peipert	250,000 (2)	9.3%	$0.83	November 15, 2010
Robert C. DeLeeuw	250,000 (2)	9.3%	$0.83	November 15, 2010
Mitchell Peipert	100,000 (3)	3.7%	$0.83	November 15, 2015

(1) All options were granted under the Company's 2003 Incentive Plan. All of the above options were granted on November 16, 2005.

(2) One-third of such options vest upon the one year month anniversary of the grant date, one-third vest on the two year anniversary of the grant date, and one-third vest on the three year anniversary of the grant date.

(3) One-third of such options vest upon the six month anniversary of the grant date, one-third vest on the eighteen month anniversary of the grant date, and one-third vest on the thirty month anniversary of the grant date.

AGGREGATE OPTIONS EXERCISEABLE IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
	Number of Securities Underlying Unexercised Options at December 31, 2005 (1)		Value of Unexercised In-the-Money Options at December 31, 2005 (1)
Name and Principal Position	Exercisable	Unexercisable	Exercisable	Unexercisable
Glenn Peipert, Executive Vice President, Chief Operating Officer and Director	0	250,000	$0	$0
Robert C. DeLeeuw, Senior Vice President	0	250,000	$0	$0
Mitchell Peipert Vice President , Chief Financial Officer, Secretary and Treasurer	100,000	350,000	$0	$0

(1) As of December 30, 2005 the market value of a share of common stock was $0.53. No shares were exercised by executive officers or directors in fiscal year ended December 31, 2005.

2003 Incentive Plan

General

The 2003 Incentive Plan was approved at a special meeting of our stockholders on January 23, 2004. The Plan authorizes us to issue 6,666,667 shares of common stock for issuance upon exercise of options, and such shares have been reserved. It also authorizes the issuance of stock appreciation rights, referred to herein as SARs. The Plan authorizes us to grant:

•	incentive stock options to purchase shares of our common stock,
•	non-qualified stock options to purchase shares of common stock, and
•	SARs and shares of restricted common stock.

The Plan may be amended, terminated or modified by our Board of Directors or our Stock Option Committee at any time, subject to stockholder approval as required by law, rule or regulation. No such termination, modification or amendment may affect the rights of an optionee under an outstanding option or the grantee of an award.

Objectives

The objective of the Plan is to provide incentives to our officers, other key employees, consultants, professionals and non-employee directors to achieve financial results aimed at increasing stockholder value and attracting talented individuals to CSI. Persons eligible to be granted incentive stock options under the Plan will be those employees, consultants, professionals and non-employee directors whose performance, in the judgment of the Stock Option Committee of our Board of Directors, can have a significant effect on our success.

Oversight

The Stock Option Committee, consisting of our independent directors Lawrence K. Reisman (chairman) and Joseph Santiso, administers the Plan by making determinations regarding the persons to whom options should be granted and the amount, terms, conditions and restrictions of the awards. The Board or the Stock Option Committee also has the authority to interpret the provisions of the Plan and to establish and amend rules for its administration subject to the Plan’s limitations.

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

Expiration Date. Any option granted under the Plan will expire at the time fixed by the Board or the Stock Option Committee, which cannot be more than ten (10) years after the date it is granted or, in the case of any person who owns more than 10% of the combined voting power of all classes of our stock or of any parent or subsidiary corporation, not more than five years after the date of grant.

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

The Board or the Stock Option Committee may grant SARs in connection with all or any part of an option granted under the Plan, either concurrently with the grant of the option or at any time thereafter, and may also grant SARs independently of options.

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

If the shares are not held for the required period of time, the employee will recognize ordinary income to the extent the fair market value of the stock at the time the option is exercised exceeds the option price, but limited to the gain recognized on sale. The balance of any such gain will be a short-term capital gain. Exercise of an option with previously owned stock is not a taxable disposition of such stock. An employee generally must include in alternative minimum taxable income the amount by which the price such employee paid for an incentive stock option is exceeded by the option’s fair market value at the time his or her rights to the stock are freely transferable or are not subject to a substantial risk of forfeiture.

As of December 31, 2005, options to purchase a total of 4,883,114 shares of common stock were outstanding at exercise prices ranging from $0.825 to $3.45 per share. Generally, one-third of the options granted vest on the first anniversary, one-third of the options granted vest on the second anniversary and one-third of the options granted vest on the third anniversary. All options expire on the ten year anniversary of their grant date.

All options described above have been issued pursuant to the 2003 Incentive Plan described above.

Employment Agreements

Scott Newman, our President and Chief Executive Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Newman of $500,000 and an annual bonus to be awarded by our Compensation Committee. No bonus was awarded in 2005. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Newman’s employment is terminated other than with good cause, he will receive a lump sum payment of 2.99 times his base salary.

Glenn Peipert, Executive Vice President and Chief Operating Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $375,000 and an annual bonus to be awarded by our Compensation Committee. No bonus was awarded in 2005. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert’s employment is terminated other than with good cause, he will receive a lump sum payment of 2.99 times his base salary.

Mitchell Peipert, Vice President, Chief Financial Officer, Treasurer and Secretary, agreed to a three-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $200,000 and an annual bonus to be awarded by our Compensation Committee. No bonus was awarded in 2005. In August 2005, Mr. Peipert received an increase to his annual salary to $225,000. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert’s employment is terminated other than with good cause, he will receive a lump sum payment of 2.99 times his base salary.

Robert C. DeLeeuw, Senior Vice President and President of our wholly owned subsidiary, DeLeeuw Associates, LLC, agreed to a three-year employment agreement dated as of February 27, 2004. The agreement provides for an annual salary to Mr. DeLeeuw of $350,000 and an annual bonus to be awarded by our Compensation Committee. No bonus was awarded in 2005. The agreement also provides for health, life and disability insurance. In the event that Mr. DeLeeuw’s employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) one year's base salary or (2) the period from the date of termination through the expiration date.

William McKnight, Senior Vice President - Data Warehousing, agreed to a three-year employment agreement dated as of July 22, 2005. The agreement provides for an annual salary to Mr. McKnight of $250,000 and an annual bonus to be awarded by our Compensation Committee. No bonus was awarded in 2005. The agreement also provides for health, life and disability insurance. In the event that Mr. McKnight’s employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) one year's base salary or (2) the period from the date of termination through the expiration date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of March 31, 2006, based on 49,997,834 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Scott Newman(3)	19,613,056	39.2%
Glenn Peipert(4)	9,346,032	18.7%
Mitchell Peipert(5)	250,000	*
Robert C. DeLeeuw(6)	5,333,334	10.7%
William McKnight(7)	909,091	1.8%
Lawrence K. Reisman(8)	20,000	*
Joseph Santiso(9)	0
All directors and officers as a group (7 persons)	35,471,513	70.6%

*	Represents less than 1% of the issued and outstanding Common Stock.

(1)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)	All addresses are c/o Conversion Services International, Inc., 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.

(3)	Mr. Newman is the Company’s President, Chief Executive Officer and Chairman of the Board.

(4)
Mr. Glenn Peipert is the Company’s Executive Vice President, Chief Operating Officer and Director. Does not include an option to purchase 250,000 shares of common stock granted on November 16, 2005 and expiring on November 16, 2010 at an exercise price of $.83 per share, which vest as follows: (i) 83,333 on November 16, 2006; (ii) 83,333 on November 16, 2007; (iii) 83,334 on November 16, 2008.

(5)
Mr. Mitchell Peipert is the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer. Consists of an option to purchase 300,000 shares of common stock granted on March 29, 2004 at an exercise price of $2.475 per share, 200,000 of which have vested and 100,000 of which shall vest on March 29, 2007. The option grant expires on March 28, 2014. Consists of an option to purchase 150,000 shares of common stock granted on November 16, 2005 at an exercise price of $.83 per share, 50,000 of which have vested, 50,000 of which vest on May 16, 2007 and 50,000 of which vest on May 16, 2008.

(6)
Mr. DeLeeuw is the Company’s Senior Vice President and the President of the Company’s wholly owned subsidiary, DeLeeuw Associates, LLC. Does not include an option to purchase 250,000 shares of common stock granted on November 16, 2005 and expiring on November 16, 2010 at an exercise price of $.83 per share, which vest as follows: (i) 83,333 on November 16, 2006; (ii) 83,333 on November 16, 2007; (iii) 83,334 on November 16, 2008. Does not include an option to purchase 1,000,000 shares of common stock granted on January 9, 2006 and expiring on January 9, 2011 at an exercise price of $.46 per share, which vest as follows: (i) 333,333 on January 9, 2007; (ii) 333,333 on January 9, 2008; (iii) 333,334 on January 9, 2009.

(7)	Mr. McKnight is the Company’s Senior Vice President - Data Warehousing.

(8)
Mr. Reisman is a Director. Consists of an option to purchase 20,000 shares of common stock granted on May 28, 2004 at an exercise price of $3.00 per share, 10,000 of which have vested and 10,000 of which vest on May 28, 2006. Does not include an option to purchase 10,000 shares of common stock granted on May 28, 2004 at an exercise price of $3.00 per share, which vest on May 28, 2007. The option grant expires on May 27, 2014. Does not include an portion to purchase 20,000 shares of common stock granted on November 16, 2005 at an exercise price of $.83 which vest as follows: (i) 6,666 on November 16, 2006; (ii) 6,667 on November 16, 2007; (iii) 6,667 on November 16, 2008

(9)
Mr. Santiso is a Director. Does not include an option to purchase 10,000 shares of common stock granted on November 16, 2005 at an exercise price of $0.83 per share, which vest as follows: (i) 3,333 on November 16, 2006; (ii) 3,333 on November 16, 2007; (iii) 3,334 on November 16, 2008.

Equity Compensation Plan Disclosure

The following table sets forth certain information as of December 31, 2005 regarding securities:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved by Security Holders	4,883,114	$1.43	1,783,553

Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	4,883,114	$1.43	1,783,553

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On November 8, 2004, Mr. Scott Newman entered into a stock purchase agreement with a private investor, CMKX-treme, Inc.  Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 188,889 shares of common stock for a purchase price of $250,000.  As of April 10, 2006, the shares have not been issued to CMKX-treme, Inc. because it has not yet remitted payment for the shares.

On November 8, 2004, Mr. Glenn Peipert entered into a stock purchase agreement with a private investor, CMKX-treme, Inc.  Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 377,778 shares of common stock for a purchase price of $500,000.  As of June 9, 2005, CMKX-treme, Inc. remitted final payment for the shares.

On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell will receive an aggregate amount of $0.25 million as compensation for services provided to the Company. During 2005, an aggregate amount of $175,000 was paid to Mr. Mitchell for services provided under this consulting agreement.

As of November 16, 2004, Mr. Newman and Mr. Peipert repaid in full to the Company loans in the aggregate of approximately $0.2 million, including accrued interest. These loans bore interest at 3% per annum and were due and payable by December 31, 2005.

As of April 7, 2006, Mr. Scott Newman, President, Chief Executive Officer and Chairman, Mr. Glenn Peipert, Executive Vice President, Chief Operating Officer and Director, and Mr. Robert C. DeLeeuw, Senior Vice President, have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to a maximum amount of $1.5 million, based upon their ability to sell their Company common stock. Mr. Newman guaranties up to approximately $0.9 million, Mr. Peipert guaranties up to approximately $0.4 million and Mr. DeLeeuw guaranties approximately $0.2 million. We believe that these written commitments provide us with the legal right to request and receive such advances from any of these officers. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 8% per annum. As of December 31, 2005, Mr. Newman’s outstanding loan balance to the Company was $0.9 million, and Mr. Peipert’s outstanding loan balance to the Company was $0.9 million. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 8% per annum, and each has a term expiring on April 30, 2007. As of the date of this filing, the entire $1.5 million was still available pursuant to the guaranties outlined above.

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

2.7 Asset Purchase Agreement, dated July 18, 2005 by and among the registrant, Similarity Vector Technologies (Sivtech) Limited (d/b/a Similarity Systems), Similarity Systems Inc. and Evoke Software Corporation (filed as Exhibit 2.1 on Form 8-K on September 27, 2004).

2.8 Agreement and Plan of Merger, dated July 22, 2005 among the Registrant., McKnight Associates, Inc., McKnight Associates, Inc. and William McKnight (filed as Exhibit 2 on Form 8-K on July 28, 2005).

2.9 Agreement and Plan of Merger, dated July 29, 2005 by and among the Registrant, ISI Merger Corp., Integrated Strategies, Inc., ISI Consulting LLC, Adam Hock and Larry Hock (filed as Exhibit 2 on Form 8-K on August 3, 2005).

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

3.4  Certificate of Merger, dated January 30, 2004, relating to the merger of LCS Acquisition Corp. and Conversion Services International, Inc. (filed as Exhibit 2.3 on Form 8-K on February 17, 2004).

3.5  Amended and Restated Bylaws (filed as Exhibit 3.3 on Form 8-K on February 17, 2004).

3.6  Certificate of Merger (Delaware) of McKnight Associates, Inc. (filed as Exhibit 3.1 on Form 8-K on July 28, 2005).

3.7 Articles of Merger (Texas) of McKnight Associates, Inc. (filed as Exhibit 3.1 on Form 8-K on July 28, 2005).

3.8 Certificate of Merger of Integrated Strategies, Inc. and ISI Consulting, LLC with and into ISI Merger Corp. (filed as Exhibit 3.1 on Form 8-K on August 3, 2005).

4.1 Common Stock Purchase Warrant, dated August 16, 2004, in favor of Laurus Master Fund, Ltd. (filed as Exhibit 4.7 on Form 10-QSB on August 23, 2004).

4.2 Secured Convertible Minimum Borrowing Note, dated August 16, 2004 (filed as Exhibit 4.4 on Form 10-QSB on August 23, 2004).

4.3 Secured Revolving Note, dated August 16, 2004 (filed as Exhibit 4.5 on Form 10-QSB on August 23, 2004).

4.4 Secured Convertible Term Note, dated August 16, 2004 (filed as Exhibit 4.6 on Form 10-QSB on August 23, 2004).

4.5 Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital LLC (filed as Exhibit 10.1 on Form 8-K on September 27, 2004).

4.6 Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital III LLC (filed as Exhibit 10.2 on Form 8-K on September 27, 2004).

4.7 Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital IV LLC (filed as Exhibit 10.3 on Form 8-K on September 27, 2004).

4.8 Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital LLC (filed as Exhibit 4.1 on Form 8-K on September 27, 2004).

4.9 Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital III LLC (filed as Exhibit 4.2 on Form 8-K on September 27, 2004).

4.10 Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital IV LLC (filed as Exhibit 4.3 on Form 8-K on September 27, 2004).

4.11 Promissory Note, dated July 29, 2005, in favor of Adam Hock and Larry Hock (filed as Exhibit 10.1 on Form 8-K on August 3, 2005)

4.12 Subordinated Promissory Note, dated July 29, 2005, in favor of Adam Hock and Larry Hock (filed as Exhibit 10.2 on Form 8-K on August 3, 2005)

4.13 Option to purchase shares of common stock, dated July 28, 2005, (filed as Exhibit 4.1 on Form 8-K on August 3, 2005).

4.14 Amended and Restated Revolving Note, dated August 16, 2004, in favor of Laurus Master Fund, Ltd. (filed as Exhibit 10.1 on Form 8-K on August 3, 2005).

4.15 Amended and Restated Secured Convertible Term Note, dated August 16, 2004, in favor of Laurus Master Fund, Ltd. (filed as Exhibit 10.2 on Form 8-K on August 3, 2005).

4.16 Amended and Restated Secured Revolving Note, dated August 16, 2004, as amended and restated on July 28, 2005 in favor of Laurus Master Fund, Ltd (filed as Exhibit 10.1 on Form 8-K on December 6, 2005).

4.17 Amended and Restated Secured Convertible Term Note, dated August 16, 2004, as amended and restated on July 28, 2005 in favor of Laurus Master Fund, Ltd (filed as Exhibit 10.2 on Form 8-K on December 6, 2005).

4.18 Amended and Restated Secured Convertible Minimum Borrowing Note, dated August 16, 2004, as amended and restated on July 28, 2005 in favor of Laurus Master Fund, Ltd (filed as Exhibit 10.3 on Form 8-K on December 6, 2005).

4.19 Option to purchase shares of common stock, dated February 1, 2006 (filed as Exhibit 4.1 on Form 8-K on February 7, 2006).

4.20 Secured Non-Convertible Revolving Note, dated February 1, 2006, in favor of Laurus Master Fund, Ltd (filed as Exhibit 10.1 on Form 8-K on February 7, 2006).

4.21 Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant (filed as Exhibit 4.1 on Form 8-K on February 8, 2006).

4.22 Common Stock Purchase Warrant, dated February 2, 2006 (filed as Exhibit 10.3 on Form 8-K on February 8, 2006).

10.1  Employment Agreement among the Company and Scott Newman, dated March 26, 2004 (filed as Exhibit 10.1 on Form 8-K/A on April 1, 2004).

10.2  Employment Agreement among the Company and Glenn Peipert, dated March 26, 2004 (filed as Exhibit 10.2 on Form 8-K/A on April 1, 2004).

10.3  Employment Agreement among the Company and Mitchell Peipert, dated March 26, 2004 (filed as Exhibit 10.3 on Form 8-K/A on April 1, 2004).

10.4 Employment Agreement among the Company and Robert DeLeeuw, dated March 26, 2004 (filed as Exhibit 10.4 on Form SB-2/A on September 30, 2004).

10.5 2003 Incentive Plan (filed as Exhibit 4.1 to Form S-8 filed on November 11, 2005).

10.6 Security Agreement, dated August 16, 2004, among the Registrant, DeLeeuw Associates, LLC, CSI Sub Corp. (DE), Evoke Software Corporation and Laurus Master Fund, Ltd. (filed as Exhibit 4.1 on Form 10-QSB on August 23, 2004).

10.7 Stock Pledge Agreement, dated August 16, 2004, among the Registrant and Laurus Master Fund, Ltd. (filed as Exhibit 4.8 on Form 10-QSB on August 23, 2004).

10.8 Securities Purchase Agreement, dated August 16, 2004, among the Registrant and Laurus Master Fund, Ltd. (filed as Exhibit 4.2 on Form 10-QSB on August 23, 2004).

10.9 Registration Rights Agreement, dated August 16, 2004, among the Registrant and Laurus Master Fund, Ltd. (filed as Exhibit 4.3 on Form 10-QSB on August 23, 2004).

10.10 Security Agreement, dated September 22, 2004, among the Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (filed as Exhibit 10.4 on Form 8-K on September 27, 2004).

10.11 Subordination Agreement, dated September 22, 2004, among the Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC and Laurus Master Fund, Ltd. (filed as Exhibit 10.5 on Form 8-K on September 27, 2004).

10.12 Registration Rights Agreement, dated September 22, 2004, among the Company, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (filed as Exhibit 4.4 on Form 8-K on September 27, 2004).

10.13 Consulting Agreement with Morgan Stanley & Co., Incorporated (filed as Exhibit 10.18 on Form SB-2/A on January 19, 2005).

10.14 Consulting Agreement with Cellco Partnership (now known as Verizon Wireless) (filed as Exhibit 10.19 on Form SB-2/A on January 19, 2005).

10.15  Restricted Account Agreement by and among the Registrant, North Fork Bank and Laurus Master Fund, Ltd. (filed as Exhibit 10.11 on Form 10-KSB/A on July 26, 2005).

10.16 Employment Agreement dated July 22, 2005 by and between the Registrant and William McKnight (filed as Exhibit 10.1 on Form 8-K on July 28, 2005).

10.17 Omnibus Amendment, dated July 28, 2005 (filed as Exhibit 10.3 on Form 8-K on August 3, 2005).

10.18 Joinder, dated July 28, 2005 (filed as Exhibit 10.4 on Form 8-K on August 3, 2005).

10.19 Reaffirmation and Ratification Agreement, dated July 28, 2005 (filed as Exhibit 10.5 on Form 8-K on August 3, 2005).

10.20 Overadvance Letter, dated July 28, 2005 (filed as Exhibit 10.6 on Form 8-K on August 3, 2005).

10.21 Omnibus Amendment, dated November 30, 2005 (filed as Exhibit 10.4 on Form 8-K on December 6, 2005).

10.22 Reaffirmation and Ratification Agreement, dated November 30, 2005 (filed as Exhibit 10.5 on Form 8-K on December 6, 2005).

10.23 Security Agreement dated February 1, 2006 by and among Laurus Master Fund, Ltd., the Registrant, DeLeeuw Associates, LLC, CSI Sub Corp. (DE), Integrated Strategies, Inc., CSI Sub Corp. II (DE), and McKnight Associates, Inc. (filed as Exhibit 10.3 on Form 8-K on February 7, 2006).

10.24  Stock Pledge Agreement, dated February 1, 2006 (filed as Exhibit 10.4 on Form 8-K on February 7, 2006).

10.25 Overadvance Side Letter dated February 1, 2006 (filed as Exhibit 10.5 on Form 8-K on February 7, 2006).

10.26 Stock Purchase Agreement dated February 2, 2006 by and between the Registrant and Taurus Advisory Group, LLC (filed as Exhibit 10.1 on Form 8-K on February 8, 2006).

10.27 Registration Rights Agreement dated February 2, 2006 by and between the Registrant and Taurus Advisory Group, LLC (filed as Exhibit 10.1 on Form 8-K on February 8, 2006).

14.1 Code of Conduct and Ethics (filed as Exhibit 14 on Form SB-2, filed on November 24, 2004).

21*  Subsidiaries of the Company.

23.1* Consent of Friedman LLP, Independent Registered Public Accounting Firm.

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
____________________
* filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2005	December 31, 2004
Audit Fees	$319,748	$281,975
Audit Related Fees	$8,700	$212,480
Tax Fees	$78,850	$36,799
All Other Fees	$-	$-

	$407,298	$531,254

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
East Hanover, New Jersey

We have audited the accompanying consolidated balance sheets of Conversion Services International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Services International, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 22 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004.

/s/ Friedman LLP

East Hanover, New Jersey
April 20, 2006

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
	2005	2004
ASSETS		(as Restated, see Notes 1 and 22 )
CURRENT ASSETS
Cash	$176,073	$1,028,146
Restricted cash	-	83,375
Accounts receivable, net of allowance for doubtful accounts of $489,070 and $209,582 in 2005 and 2004, respectively	3,194,375	4,349,229
Accounts receivable from related parties; (Note 21)	569,908	781,100
Prepaid expenses	142,432	309,459
TOTAL CURRENT ASSETS	4,082,788	6,551,309

PROPERTY AND EQUIPMENT, at cost, net; (Note 6)	417,469	587,575

OTHER ASSETS
Restricted cash	-	4,269,377
Goodwill	7,239,566	4,690,972
Intangible assets, net of accumulated amortization of $740,350 and $911,142 in 2005 and 2004, respectively; (Note 7)	1,862,964	3,627,096
Deferred financing costs, net of accumulated amortization of $467,604 and $126,767 in 2005 and 2004, respectively; (Note 8)	425,705	766,542
Discount on debt issued, net of accumulated amortization of $678,917 and $941,212 in 2005 and 2004, respectively; (Note 9)	4,177,428	8,217,278
Equity investments	149,117	144,460
Other assets	123,432	13,420
	13,978,212	21,729,145

Total Assets	$18,478,469	$28,868,029

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit; (Note 10)	$4,713,312	$3,733,403
Current portion of long-term debt	495,122	120,834
Accounts payable and accrued expenses	2,519,446	3,777,940
Short term note payable; (Note 11)	1,063,990	1,000,000
Deferred revenue	41,121	1,327,222
Financial instruments; (Note 12)	2,209,733	10,515,091
TOTAL CURRENT LIABILITIES	11,042,724	20,474,490

LONG-TERM DEBT, net of current portion, (Note 13)	3,042,914	6,659,449
RELATED PARTY NOTE PAYABLE; (Note 21)	1,772,368	307,981
DEFERRED TAXES	363,400	-
Total Liabilities	16,221,406	27,441,920

MINORITY INTEREST	-	131,587

COMMITMENTS AND CONTINGENCIES; (Note 20)	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 85,000,000 shares authorized;
54,093,916 and 51,472,140 issued and outstanding in 2005 and 2004, respectively	54,094	51,472
Additional paid in capital	42,264,407	36,814,064
Accumulated deficit	(40,061,438)	(35,576,312)
Accumulated other comprehensive income	-	5,298
Total Stockholders' Equity	2,257,063	1,294,522

Total Liabilities and Stockholders' Equity	$18,478,469	$28,868,029

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004
		(as Restated, see Notes 1 and 22)
REVENUE:
Services	$23,392,464	$19,755,370
Related party services	3,731,198	3,837,065
Software	123,198	184,882
Support and maintenance	225,133	42,979
Other	157,916	72,810
	27,629,909	23,893,106
COST OF REVENUE:
Services (inclusive of stock-based compensation of zero and $1.4 million at December 31, 2005 and 2004, respectively)	17,316,494	15,367,477
Related party services	3,215,909	3,345,318
Software	-	134,182
Support and maintenance	-	-
Other	-	-
	20,532,403	18,846,977
GROSS PROFIT	7,097,506	5,046,129

OPERATING EXPENSES
Selling and marketing	4,521,054	3,210,790
General and administrative (inclusive of stock-based compensation of $0.5 million and $0.1 million at December 31, 2005 and 2004, respectively)	6,418,245	6,086,017
Goodwill and intangibles impairment	1,321,543	12,247,234
Depreciation and amortization	911,772	468,235
	13,172,614	22,012,276
LOSS FROM OPERATIONS	(6,075,108)	(16,966,147)

OTHER INCOME (EXPENSE)
Equity in earnings from investments	4,657	5,684
Financial instruments	8,424,493	(551,241)
Loss on early extinguishment of debt	(1,607,763)	-
Other income	-	7,300
Interest income	69,166	22,355
Interest expense	(4,201,823)	(5,024,449)
	2,688,730	(5,540,351)
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(3,386,378)	(22,506,498)
INCOME TAXES	-	190,800
NET LOSS FROM CONTINUING OPERATIONS	(3,386,378)	(22,697,298)

DISCONTINUED OPERATIONS (Note 4):
Gain on disposal of discontinued operations	$49,148	$-
Loss from discontinued operations	(1,153,119)	(12,650,908)
	(1,103,971)	(12,650,908)
NET LOSS	$(4,490,349)	$(35,348,206)

Basic net loss per share from continuing operations	$(0.06)	$(0.49)
Basic net loss per share from discontinued operations	$(0.02)	$(0.27)
Basic net loss per share	$(0.08)	$(0.76)

Diluted net loss per share from continuing operations	$(0.06)	$(0.49)
Diluted net loss per share from discontinued operations	$(0.02)	$(0.27)
Diluted net loss per share	$(0.08)	$(0.76)

Weighted average shares used to compute net loss per share:
Basic	52,919,340	46,548,065
Diluted	52,919,340	46,548,065

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional	Retained	Other	Total
	Common	Capital	Paid-in	Earnings	Comprehensive	Stockholders'	Comprehensive
	Shares	Stock	Capital	(Deficit)	Income	Equity	Loss

Balance, December 31, 2003	66,667	$67	$1,447,183	$(228,106)	$-	$1,219,144
Net loss	-	-	-	(35,348,206)		(35,348,206)	(35,348,206)
Foreign currency translation	-	-	-	-	5,298	5,298	5,298
Effect of Conversion Services International recapitalization	(66,667)	(67)	67	-	-	-
Relative fair value of warrants issued	-	-	500,000	-	-	500,000
Issuance of Common Stock in connection with the reverse merger into LCS Golf.	39,533,333	39,533	(39,533)	-	-	-
Issuance of Common Stock in connection with the acquisition of DeLeeuw Associates, Inc.	5,333,333	5,333	15,834,667	-	-	15,840,000
Issuance of Common Stock in connection with the conversion of debt into Company stock.	1,269,841	1,270	1,998,730	-	-	2,000,000
Issuance of Common Stock in connection with the acquisition of Evoke Software Corporation.	5,097,537	5,098	12,379,000	-	-	12,384,098
Issuance of Common Stock in connection with a stock purchase agreement.	238,095	238	499,762	-	-	500,000
Compensation expense for stock and stock option grants	-	-	1,479,902	-	-	1,479,902
Discount on debt issued	-	-	1,500,000	-	-	1,500,000
Unsecured convertible line of credit beneficial conversion feature	-	-	1,214,286	-	-	1,214,286
Total comprehensive loss	-	-	-	-	-	-	(35,342,908)
Balance, December 31, 2004, as restated (See Notes 1 and 22)	51,472,139	$51,472	$36,814,064	$(35,576,312)	$5,298	$1,294,522

Net loss	-	-	-	(4,490,349)	-	(4,490,349)	(4,490,349)
Foreign currency translation	-	-	-	-	(75)	(75)	(75)
Sale of Evoke Software Corp.	-	-	-	5,223	(5,223)	-
Issuance of Common Stock in connection with a stock purchase agreement.	595,238	595	1,249,405	-	-	1,250,000
Issuance of Common Stock in connection with a conversion of debt to equity.	476,190	476	999,524	-	-	1,000,000
Issuance of Common Stock in connection with a legal settlement.	21,368	21	80,107	-	-	80,128
Issuance of Common Stock in connection with the Evoke Software Corp. acquisition.	286,204	287	429,019	-	-	429,306
Issuance of Common Stock in connection with the acquisition of McKnight Associates	909,091	909	1,771,818	-	-	1,772,727
Issuance of Common Stock in connection with a stock option exercise.	333,334	334	776,333	-	-	776,667
Issuance of fractional shares resulting from the 1:15 reverse stock split.	352	-	-	-	-	-
Compensation expense for stock and stock option grants.	-	-	33,026	-	-	33,026
Relative fair value of warrants issued.	-	-	111,111	-	-	111,111
Total comprehensive loss	-	-	-	-	-	-	(4,490,424)
Balance, December 31, 2005	54,093,916	$54,094	$42,264,407	$(40,061,438)	$-	$2,257,063

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004
		(as Restated, see Notes 1 and 22)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,490,349)	$(35,348,205)
Net loss from discontinued operations	(1,103,971)	$(12,650,908)
Net loss from continuing operations	$(3,386,378)	$(22,697,297)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization of leasehold improvements	137,798	132,890
Amortizaton of intangible assets	433,137	217,503
Amortization of discount on debt	2,873,617	941,212
Amortization of relative fair value of warrants issued	110,105	60,652
Amortization of deferred financing costs	340,837	134,402
Excess of derivative value over notional amount of debt	449,275	2,305,360
Beneficial conversion feature associated with convertible debt instruments	-	1,214,286
Deferred taxes	-	190,800
Goodwill impairment	1,321,543	12,247,235
Stock and stock option based compensation	542,460	1,479,902
(Gain) loss on change in fair value of financial instruments	(8,424,493)	551,240
Loss on early extinguishment of debt	1,607,763	-
Allowance for doubtful accounts	92,862	91,823
Write-off deferred loan costs	-	45,213
Loss on disposal of equipment	-	88,190
Income from equity investments	(4,657)	(5,684)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,042,245	(1,040,154)
(Increase) decrease in accounts receivable from related parties	211,192	(388,100)
(Increase) decrease in prepaid expenses	69,419	(95,574)
(Increase) decrease in other assets	(108,375)	14,721
Increase (decrease) in accounts payable and accrued expenses	(550,502)	1,639,815
Increase (decrease) in deferred revenue	(75,546)	116,667
Net cash used in operating activities of continuing operations	(3,317,698)	(2,754,898)
Net cash used in operating activities of discontinued operations	(302,260)	(1,692,381)
Net cash used in operating activities	(3,619,958)	(4,447,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(31,498)	(143,582)
Investment in DeLeeuw Associates, net of cash acquired	-	(2,010,266)
Investment in Evoke Software Corp., net of cash acquired	-	334,073
Investment in McKnight Associates, Inc., net of cash acquired	(946,412)
Investment in Integrated Strategies, Inc., net of cash acquired	(2,175,820)
Equity investment in Leading Edge Communications Corp.	-	(83,000)
Net cash used in investing activities of continuing operations	(3,153,730)	(1,902,775)
Net cash used in investing activities of discontinued operations	-	(4,251)
Net proceeds from the sale of discontinued operations	644,958	-
Net cash used in investing activities	(2,508,772)	(1,907,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances under line of credit	1,838,307	1,950,704
Principal payment on short-term notes	(76,054)
Issuance of short-term note payable	1,000,000	1,000,000
Issuance of long-term note payable	-	4,730,623
Issuance of long-term note payable to stockholders	1,767,914	307,981
Deferred loan costs	-	(893,309)
Principal payments on long-term debt	(4,348,695)	(665,085)
Proceeds from sale of Company common stock	1,255,000	500,000
Principal payments on capital lease obligations	(117,778)	(85,595)
Proceeds from repayment of stockholder loans	-	203,623
Principal payments on stockholder loans	(381,561)	-
Restricted cash	4,334,375	(83,375)
Net cash provided by financing activities	5,271,508	6,965,567

Effect of exchange rate changes on cash and cash equivalents	5,149	5,298

NET (DECREASE) INCREASE IN CASH	(852,073)	616,560
CASH, beginning of period	1,028,146	411,586

CASH, end of period	$176,073	$1,028,146

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004
		(as Restated, see Notes 1 and 22)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$558,419	$276,680
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
During 2005 and 2004, the Company entered into various capital lease arrangements for computer and trade show equipment in the amount of $55,782 and $249,241, respectively.

On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Accounts receivable	$-	$975,000
Approved vendor status	-	539,000
Tradename	-	722,000
Goodwill	-	15,844,000
Investment in limited liability company	-	56,000
Current liabilities	-	(286,000)

On June 28, 2004, the Company acquired substantially all of the assets and liabilities of Evoke Software Corporation. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Cash	$-	$497,000
Accounts receivable	-	580,000
Customer contracts (six year life)	-	1,962,000
Tradename (indefinite life)	-	651,000
Computer software (three year life)	-	1,381,000
Goodwill	-	10,269,000
Prepaid expenses	-	78,000
Other assets	-	11,000
Furniture and equipment	-	184,000
Deferred revenue	-	(1,254,000)
Deferred compensation	-	(443,000)
Other liabilities	-	(1,302,000)
Minority interest	-	(199,000)

On July 18, 2005, the company sold certain assets and liabilities of Evoke to Similarity Systems. The following assets and liabilities of Evoke were sold to Similarity Systems:

Cash	$8,000	$-
Accounts receivable, net	692,000	-
Prepaid expenses	100,000	-
Property and equipment, net	77,000	-
Other assets	5,000	-
Deferred revenue	(1,649,995)	-
Accrued expenses	(163,000)	-

On July 22, 2005, the Company acquired all of the outstanding shares of McKnight Associates, Inc. The components and allocations of the purchase price were based on the fair value of the assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Cash	$116,000	$-
Accounts receivable	298,000	-
Customer relationships (2.5 year life)	685,000	-
Order backlog (5 month life)	50,000	-
Proprietary presentation format (3 year life)	173,000	-
Goodwill	1,865,000	-
Accounts payable and accrued expenses	(105,000)	-
Deferred tax liability	(363,000)	-

On July 29, 2005, the Company acquired all of the outstanding shares of Integrated Strategies, Inc. The components and allocations of the purchase price were based on the fair value of the assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Cash	$119,000	$-
Accounts receivable	661,000	-
Prepaid expenses	2,000	-
Fixed assets	2,000	-
Other assets	13,000	-
Goodwill	1,800,000	-
Accounts payable and accrued expenses	(173,000)	-
Notes payable	(241,000)

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Policies

Organization and Business

Conversion Services International, Inc. (“CSI”) was incorporated in the State of Delaware and has been conducting business since 1990. CSI and its wholly owned subsidiaries (together the “Company”) are principally engaged in the information technology services industry in the following areas: strategic consulting, business intelligence, data warehousing, and data management, on credit, to its customers principally located in the northeastern United States.
•	On November 1, 2002, the Company acquired the operations of Scosys, Inc. (“Scosys”). Scosys is engaged in the information technology services industry.
•
On January 30, 2004, the Company became a public company through its merger with a wholly owned subsidiary of LCS Group, Inc. Although LCS Group, Inc. (now known as Conversion Services International, Inc.) was the legal survivor in the merger and remains the Registrant with the Securities and Exchange Commission, the merger was accounted for as a reverse acquisition, whereby the Company was considered the accounting “acquirer” of LCS Group, Inc. for financial reporting purposes, as the Company’s stockholders controlled approximately 76% of the post transaction combined company. Among other matters, reverse merger accounting requires LCS Group, Inc. to present in all financial statements and other public filings, prior historical and other information of the Company, and a retroactive restatement of the Company’s historical stockholders’ equity. The retroactive restatement took place subsequent to the merger on January 30, 2004.

•
On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. and merged the company into DeLeeuw Associates, LLC (“DeLeeuw”), a subsidiary of CSI. DeLeeuw is a management consulting firm specializing in integration, reengineering and project management.

•
On May 1, 2004, the Company acquired a 49% interest in Leading Edge Communications Corporation (“LEC”), a provider of enterprise software and services solutions for technology infrastructure management.

•
On June 28, 2004, the Company acquired substantially all the assets of Evoke Software Corporation and the stock of Evoke’s foreign subsidiaries (“Evoke”), a provider of data discovery, profiling and quality management software. On July 18, 2005, the Company sold certain assets and liabilities of Evoke to Similarity Systems. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

•
On July 22, 2005, the Company acquired McKnight Associates, Inc. and merged the company into McKnight Associates, Inc. (“McKnight”), a subsidiary of CSI. McKnight is a management consulting firm specializing in data warehousing projects for a variety of clients worldwide.

•
On July 29, 2005, the Company acquired Integrated Strategies, Inc. and merged the company into Integrated Strategies, Inc. (“ISI”), a subsidiary of CSI. ISI is a management consulting firm specializing in integration and project management.

•	Doorways, Inc. is a wholly owned subsidiary of the Company that is currently dormant.
•	LEC Corporation of NJ is a wholly owned subsidiary of the Company that incurs an insignificant amount of payroll expense and has no other operations.
•	CSI Sub Corp. (DE) is a wholly owned subsidiary of the Company and is the primary operating entity for the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Doorways, Inc., DeLeeuw, Integrated Strategies, Inc., McKnight Associates, LEC Corporation of NJ, and CSI Sub Corp. (DE). All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method. The results of Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp. and now known as CSI Sub Corp. II (DE)) have been included in these consolidated financial statements as a component of discontinued operations. Substantially all assets of Evoke were sold to Similarity Systems in July 2005. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

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

Business Combinations

Business combinations are accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires the purchase method of accounting for business combinations be followed and in accordance with EITF No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”). In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Additionally, in accordance with EITF 99-12, the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed to and announced.

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and adjusts the allowance for doubtful accounts, when deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions. During 2005 and 2004, $56,123 and $114,785 of uncollectible accounts receivable were written off against the allowance for doubtful accounts, respectively.

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

Goodwill represents the amounts paid in connection with the acquisitions of Scosys, DeLeeuw, Integrated Strategies and McKnight Associates. Additionally, as part of the Scosys, DeLeeuw and McKnight acquisitions, the Company acquired identifiable intangible assets. The Company performed its annual impairment review as of December 31, 2005 and has determined that goodwill related to both the Integrated Strategies and McKnight Associates acquisitions was impaired at that date and, accordingly, recorded impairment charges of approximately $836,000 and $485,000, respectively. The Company performed its annual impairment review as of December 31, 2004 and determined that goodwill and certain intangible assets were impaired at that date and, accordingly, recorded an impairment charge of approximately $12,247,000 primarily relating to goodwill associated with the DeLeeuw acquisition.

Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five years. The approved vendor status intangible asset is being amortized over an estimated life of forty months. The proprietary presentation format intangible asset is being amortized over an estimated life of three years. The customer relationship intangible asset is being amortized over an estimated life of thirty months. The order backlog intangible asset is being amortized over an estimated life of five months.

Deferred financing costs

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments, which currently range from one to three years.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments. The discount is classified as a deferred financing cost.

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

The Company follows EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the year ended December 31, 2004, the Company granted 650,000 stock options to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recognizing the fair value of these options as expense over the three year vesting period of the options.

Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have changed to the pro forma amounts indicated below:

	Year ended	Year ended
	December 31, 2005	December 31, 2004
Net loss:
As reported	$(4,490,349)	$(35,348,206)
Add: Stock based compensation expense recorded	33,026	1,466,777
Less: Compensation expense per SFAS 123	(1,243,073)	(2,998,232)
Pro forma	$(5,700,396)	$(36,879,661)
Net loss per share:
As reported
Basic	$(0.08)	$(0.76)
Diluted	(0.08)	(0.76)
Pro forma
Basic	$(0.11)	$(0.79)
Diluted	(0.11)	(0.79)

There were no options granted prior to 2004. The per share weighted average fair value of stock options granted during 2004 was $0.16 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	2.5%
Expected volatility	148.0%
Expected option life (years)	3.0

The per share weighted average fair value of stock options granted during 2005 was $0.71 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.34%
Expected volatility	186.6%
Expected option life (years)	3.0

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2005, LEC and Comsys accounted for approximately 14% and 12% of the Company’s accounts receivable balance, respectively.

The Company maintains its cash with a high credit quality financial institution. Each account is secured by the Federal Deposit Insurance Corporation up to $100,000.

Advertising

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $380,000 and $152,000 for the years ended December 31, 2005 and 2004, respectively.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2005, the Company had not entered into any transactions which were considered hedges under SFAS 133.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable are also approximate fair value.

We review the terms of convertible debt and equity instruments we issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the control of the company and, accordingly, we are required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If freestanding options or warrants were issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the remaining proceeds received are then allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

The discount from the face value of the convertible debt instrument resulting from the allocation of part of the proceeds to embedded derivative instruments and/or freestanding options or warrants is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Equity investments

Prior to the Company’s acquisition of DeLeeuw in 2004, DeLeeuw had acquired a non-controlling interest in DeLeeuw International (a company formed under the laws of Turkey). The Company accounts for its share of the income (losses) of this investment under the equity method.

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

Foreign Currency Translation

Local currencies are the functional currencies for Evoke’s foreign subsidiaries. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rates during the period. Translation gains and losses not reflected in earnings are reported as a component of stockholders’ equity. Foreign currency translation gains (losses) are included as a component of the gain (loss) from discontinued operations.

Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation gains and losses which have been excluded from net income. The Company has reported the components of comprehensive income on the consolidated statements of stockholders’ equity.

Restatement of Previously Issued Financial Statements

We have amended the annual reports for the year ended December 31, 2004 and quarterly reports of the quarters ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 to revise the accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. (“Laurus”) and Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively “Sands”) during 2004.

As a result of the restatement, warrants and options have been reclassified as derivative liabilities. The warrants and options had previously been measured based on a relative fair method and are now measured at their full fair value and will be marked to market on each balance sheet date.

Embedded derivatives contained in the convertible debenture and the secured line of credit are now bifurcated from the host debt and measured at fair value and classified as derivative liabilities. These embedded derivatives will also be marked to market on each balance sheet date.

The resulting debt discount will be amortized over the period of the convertible debt and the secured line of credit as interest and other expenses in our accompanying consolidated statements of operations.

The effect on our accompanying consolidated balance sheet as of December 31, 2004 was an increase in liabilities by $6,555,091 and corresponding decrease in stockholders' equity of $6,748,621. The effect on our consolidated statements of operations for the year ended December 31, 2004 was an increase in our net loss of $2,077,192. Basic and diluted earning per share for the year ended December 31, 2004 changed from loss per share $0.71 to $0.76, which gives effect to the 1:15 reverse stock split on September 21, 2005.

For the impact of the restatement for the periods noted above, see Note 22 of the Consolidated Financial Statements.

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

Note 2: Liquidity

The Company has incurred net losses and negative cash flows from operating activities for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, and has an accumulated deficit of $40.1 million at December 31, 2005.

As of December 31, 2005, the Company had a cash balance of approximately $0.2 million. As of March 31, 2006, Company had cash on hand and amounts available under its line of credit of approximately $2.7 million.

Our primary liquidity needs are for working capital and debt service (see Notes 11, 12 and 13 to the consolidated financial statements). Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. Certain short term note holders have agreed to extend their maturity dates of the Notes on a month-to-month basis until the Company raises sufficient funds to pay the Notes in full. Amounts outstanding under the Notes at December 31, 2005 was $1.5 million. In addition, Mr. Scott Newman, Mr. Glenn Peipert and Mr. Robert C. Deleeuw have agreed to personally support our cash requirements to enable us to fufill our obligations through June 1, 2007, to the extent necessary, up to $1.5 million based on their ability to sell their Company common stock in order to provide the necessary financing.

Although the Company has negative working capital at December 31, 2005 and March 31, 2006, and has incurred significant operating losses, the Company believes existing cash plus funds provided by operations, borrowing capacity under the line of credit and projected borrowing against, or the guarantees of the primary stockholders should be sufficient to fund operations through January 1, 2007. Nevertheless, the Company is presently exploring various financing alternatives, including debt or additional sales of equity securities in order to finance the core business of the Company and help provide adequate working capital for operations. There is no assurance that funds will be provided by operations or that such additional financing will be available, or if available, will be available on acceptable terms. Should the Company experience significant shortfalls in planned revenues, or experience unforeseen fixed expenses, the Company believes it has the ability to make additional reductions to variable expenses to extend its capital. Any decision or ability to obtain financing through debt or through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

Note 3:  Recently Issued Accounting Pronouncements

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in Note 1 – Accounting Policies. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (““APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004 and we will adopt this provision, as applicable, during fiscal year 2006.

In February 2006, the FASB issued SFAS 155 - “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.  The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.  The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

Note 4 - Mergers and acquisitions

Acquisition of McKnight Associates

On July 22, 2005, the Company entered into (and simultaneously consummated) a merger agreement with McKnight Associates. In consideration of this merger agreement, the Company paid the following consideration: $500,000 in cash, the commitment to pay an additional $250,000, in cash, by June 2006 (the Company paid Mr. McKnight $125,000 in March 2006), the issuance of 909,091 shares of the Company common stock, plus the assumption of substantially all of the liabilities of McKnight.

The components of the purchase price were allocated to the various assets and liabilities of McKnight Associates as follows:

COMPONENTS OF PURCHASE PRICE (in thousands):

Value of common stock	$1,773
Cash consideration	922
Acquisition costs	24
$2,719

ALLOCATION OF PURCHASE PRICE (in thousands):

Cash	(116)
Accounts receivable	(298)
Goodwill	(1,865)	(indefinite life)
Customer relationship	(685)	(2.5 year estimated life)
Order backlog	(50)	(5 month estimated life)
Proprietary presentation format	(173)	(3 year estimated life)
Deferred tax liability	363
Accounts payable and accrued expenses	105
	$-

Acquisition of Integrated Strategies

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

Exclusive of contingent consideration, the components of the purchase price were allocated to the various assets and liabilities of Integrated Strategies as follows:

COMPONENTS OF PURCHASE PRICE (in thousands):

Cash	$2,148
Promissory notes	241
Acquisition costs	28
	$2,417
ALLOCATION OF PURCHASE PRICE (in thousands):
Cash	(119)
Accounts receivable	(661)
Prepaid expenses	(3)
Property and equipment, net	(2)
Goodwill	(1,792)	(Indefinite life)
Other assets	(13)
Accounts payable and accrued expenses	173
	$-

The pro forma consolidated statements of operations for the years ended December 31, 2004 and 2005, respectively, set forth below gives effect to the acquisitions of McKnight Associates, Inc. and Integrated Strategies, Inc. as if they occurred on January 1, 2004.

	Year ended	Year ended
	December 31, 2005	December 31, 2004
Revenues	$32,440,262	$32,083,229
Net Loss	$(3,487,152)	$(22,449,341)
Net Loss per share	$(0.07)	$(0.48)

Note 5 - Discontinued Operations

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

The 821,053 shares and the earnout noted above as consideration to be received by the Company are both contingent upon certain post-closing events. However, as a result of Informatica Corporation’s acquisition of Similarity Systems in February 2006, the Company received $2,050,000 as a final payment on all future consideration related to our agreement with Similarity.

Total assets and liabilities of Evoke, as of the date of the sale, were as follows:

Cash	$35,026
Accounts receivable, net	692,459
Prepaid expenses	101,115
Property and equipment, net	77,878
Intangible assets, net	1,694,044
Other assets	4,850
$2,605,372
Accounts payable and accrued expenses	$(503,238)
Deferred revenue	(1,649,995)
Due to CSI	(1,482,312)
Minority interest	(75,067)
$(3,710,612)

The Company is liquidating the portion of Evoke that was not acquired by Similarity Systems. As a result of the divestiture and liquidation of the Evoke subsidiary, the Company recorded a charge for uncollectible intercompany receivables to Evoke amounting to $1,482,312. Transaction costs related to the sale were $44,000. The Company reported a gain on disposal of the Evoke subsidiary of $49,148 which is included as a component of other income (expense).

The Evoke revenue by line of business, and loss from discontinued operations is as follows:

	For the year ended December 31,
	2005	2004
Revenue:
Services	$58,184	$132,834
Software	646,269	108,623
Support and maintenance	862,118	1,031,953
Other	5,512
	$1,572,083	$1,273,410
Net loss	$(1,153,119)	$(12,650,908)

Note 6 - Property and equipment
Property and equipment consisted of the following:
	December 31,	December 31,
	2005	2004
Computer equipment	$998,339	$979,494
Furniture and fixtures	161,543	232,648
Leasehold improvements	92,459	216,306
	1,252,341	1,428,448
Accumulated depreciation	(834,872)	(840,873)
	$417,469	$587,575

Depreciation and amortization expense related to property and equipment totaled $0.1 million and $0.1 million for 2005 and 2004, respectively.

Note 7 - Intangible assets

	December 31,	December 31,	Amortization
	2005	2004	period
Customer contracts	$414,000	$1,876,424	5 years
Computer software	-	1,381,000	3 years
Approved vendor status	538,814	538,814	40 months
Customer relationships	685,000	-	2.5 years
Tradename	722,000	722,000	Indefinite
Proprietary presentation format	173,000	-	3 years
Order backlog	50,500	-	5 months
Proprietary rights and rights to the name of Scosys, Inc.	20,000	20,000	Indefinite
	2,603,314	4,538,238
Accumulated amortization	(740,350)	(911,142)
	$1,862,964	$3,627,096

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

Amortization of Intangible assets

2006	576,107
2007	488,385
2008	56,472
Thereafter	-
$1,120,964

Note 8 - Deferred financing costs

The Company has incurred and capitalized financing costs in connection with two financing transactions consummated during 2004. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Laurus Master Fund	$766,270	$766,270
Sands Brothers	127,039	127,039
	$893,309	$893,309
Accumulated amortization	(467,604)	(126,767)
	$425,705	$766,542

Note 9 - Discount on debt

The Company has recorded the discounts on its debt instruments due to both warrant issuances and embedded derivatives contained in convertible notes as deferred charges. These deferred charges are being amortized to interest expense over the life of the related debt instruments, which currently range from one to five years. The following illustrates the components of the discount on debt and their applicable amortization period:

	December 31,	December 31,
	2005	2004	Amortization period
Laurus Master Fund	$2,276,345	$6,658,490	36 months
Sands Brothers	1,080,000	1,000,000	12-15 months
Taurus Advisory Group	1,500,000	1,500,000	5 years
	4,856,345	9,158,490
Accumulated amortization	(678,917)	(941,212)
	$4,177,428	$8,217,278

Note 10 - Line of credit

In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”), whereby we had access to borrow up to $6.0 million based upon eligible accounts receivable. A portion of Laurus’s revolving line of credit was used to pay off all outstanding borrowings from North Fork Bank. This revolving line, effectuated through a $2.0 million convertible minimum borrowing note and a $4.0 million revolving note, provided for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and matured in three years. We had no obligation to meet financial covenants under the $2.0 million convertible minimum borrowing note or the $4.0 million revolving note. This line of credit is secured by substantially all the corporate assets. Both the $2.0 million convertible minimum borrowing note and the $4.0 million revolving note provided for conversion at the option of the holder of the amounts outstanding into our common stock at a fixed conversion price of $2.10 per share.

Additionally, in exchange for a $5,000,000 secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus had established a $5.0 million account to be used only for acquisition targets identified by us that were approved by Laurus in Laurus’ sole discretion. We had no obligation to meet financial covenants under the $5.0 million secured convertible term note. This note was convertible into our common stock at a fixed conversion price of $2.10 per share. This note was to mature in three years. We issued Laurus a common stock purchase warrant that provided Laurus with the right to purchase 800,000 shares of our common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011. We paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance being provided to us by Laurus.

In May 2005, Laurus elected to convert $1,000,000 of debt underlying the minimum borrowing note into the Company’s common stock. As a result of this conversion, the Company obtained $1,000,000 of additional borrowing capacity under its revolving line of credit and in return, issued 476,191 shares of Company common stock to Laurus.

In July 2005, the Company entered into amendments of the notes dated August 16, 2004 between the Company and Laurus. Pursuant to the amendment, the Company released $4,327,295 (the “Funds”) to Laurus, which was being held in the Restricted Account (which was available to the Company for acquisitions) and issued an amended and restated convertible note in the principal amount of $749,000. In satisfaction of the balance of the accrued interest and any liquidated damages to which it was entitled pursuant the Registration Rights Agreement entered into in August 2004, the Company issued an option to purchase 333,334 shares of the Company’s common stock at a purchase price of $0.015 per share. Laurus fully exercised this option to purchase Company stock on August 1, 2005. Laurus also agreed to extend the required filing date and effective date of the Registration Statement. For accounting purposes, the Company recorded this transaction as an early extinguishment of debt and recognized the remaining discount on debt and liability as a component of other income (expense).

The Company also issued an amended and restated convertible secured revolving note in the principal amount of $4.5 million in favor of Laurus which amended the $4 million Revolving Note executed in August 2004. In connection with this note, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus made a loan to the Company in excess of the amount available using the Company accounts receivable as collateral in the principal amount of $2.7 million. The Company utilized the $2.7 million which was advanced to it by Laurus to acquire McKnight Associates, Inc., Integrated Strategies, Inc. and ISI Consulting, LLC. Except as noted above, all terms of the August 2004 agreements continued to remain in effect.

On November 30, 2005, the Company (i) amended and restated the convertible term note in the principal amount of $749,000 by reducing the conversion rate of such note from $2.10 to $1.00, (ii) amended and restated the secured revolving convertible note by increasing the principal amount available from $4,500,000 to $5,500,000 and reducing the conversion rate from $2.10 to $1.00, and (iii) amended and restated the secured convertible minimum borrowing note in the principal amount of $2,000,000 by reducing the fixed conversion price from $2.10 to $0.65.

As a result of the issuance of warrants, the Company has recorded a discount on debt (valued at $2.2 million as of December 31, 2005) and a liability. The discount is being amortized over the remaining term of the debt instrument, and the liability is being adjusted to fair value using an option-pricing model. Additionally, the convertible notes contain embedded derivatives pertaining to the conversion feature, conversion reset provision, redemption option and variable interest rate feature in the notes, and the Company has recorded a discount on debt and a liability to reflect the fair value of these derivatives.

The note and related agreements contain several events of default which include:

•	failure to pay interest, principal payments or other fees when due;
•	failure to pay taxes when due unless such taxes are being contested in good faith;
•	breach by us of any material covenant or term or condition of the notes or any agreements made in connection therewith;
•	default on any indebtedness to which we or our subsidiaries are a party;
•	breach by us of any material representation or warranty made in the notes or in any agreements made in connection therewith;
•	attachment is made or levy upon collateral securing the Laurus debt which is valued at more than $150,000 and is not timely mitigated.
•	any lien created under the notes and agreements is not valid and perfected having a first priority interest;
•	assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;
•	bankruptcy or insolvency proceeding instituted by or against us and not dismissed within 30 days;
•	the inability to pay debts as they become due or cease business operations;
•	sale, assignment, transfer or conveyance of any assets except as permitted;
•	a person or group becomes beneficial owner of 35% on fully diluted basis of the outstanding voting equity interest or the present directors cease to be the majority on the Board of Directors;
•	indictment or threatened criminal indictment, or commencement of threatened commencement of any criminal or civil proceeding against the Company or any executive officer; and
•
common stock suspension for five consecutive days or five days during any 10 consecutive days from a principal market, provided that we are unable to cure such suspension within 30 days or list our common stock on another principal market within 60 days.

If we default on the notes and the holder demands all payments due and payable, the cash required to pay such amounts would most likely come out of working capital, which may not be sufficient to repay the amounts due. The default payment shall be 130% of the outstanding principal amount of the note (reduced to 115% in February 2006), plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable thereunder. In addition, since we rely on our working capital for our day to day operations, such a default on the note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. Further, our obligations under the notes are secured by substantially all of our assets. Failure to fulfill our obligations under the notes and related agreements could lead to loss of these assets, which would be detrimental to our operations. As of April 17, 2006, the Company does not believe that it is in default of any of the provisions of the Laurus agreements.

As of December 31, 2005, approximately $4.7 million was outstanding under the revolving line of credit and Overadvance Letter Agreement. The interest rate on the revolving line and the overadvance letter was 8.25% as of December 31, 2005.

Note 11 - Short Term Notes Payable

In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 5, 2005. The maturity date for this note has been extended to May 6, 2006. The second note is dated July 22, 2005 and originally matured on September 22, 2005. The maturity date for this note has been extended to April 22, 2006. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

In July 2005, in conjunction with the acquisition of Integrated Strategies, the Company issued a short term note in the principal amount of $165,000 payable to Adam Hock and Larry Hock, the former principle stockholders of Integrated Strategies. This note bears interest at 5% per annum and matures on October 28, 2006.

In December 2005, the Company obtained a $1,000,000 short term loan from certain investors represented by Taurus. This note bears interest at 8% per annum. The note is dated December 19, 2005 and initially matured on January 31, 2006. The maturity date for this note has been extended to June 1, 2006. These investors received a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.675 per share. The warrant expires in December 2008. As of December 31, 2005, the Company had borrowed $500,000 under this note. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 277,777 shares of Company common stock to be $111,111. This relative fair value has been recorded as a reduction of the $1,000,000 liability and an addition to additional paid-in capital. This amount is being amortized to interest expense over the term of the debt instrument. The assumptions used in the relative fair value calculation are as follows: Company stock price on December 19, 2005 of $0.54 per share; exercise price of the warrants of $0.675 per share; three year term; volatility of 162.52%; annual rate of dividends of 0%; and a risk free interest rate of 4.5%.

Note 12 - Financial Instruments

Laurus

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $2,394,000 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 36 months.

In order to correct the consolidated financial statements so that they comply with US generally accepted accounting principles, the Company previously restated the consolidated financial statements as of December 31, 2004 to reclassify the Laurus warrants from additional paid in capital to liabilities and interest expense effective September 2004 to reflect that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock”, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Laurus credit facility, Laurus was paid a fee of $749,000, in August 2004, and received a seven-year warrant to purchase up to 800,000 shares of the Company’s common stock at prices ranging from $4.35 to $5.25 per share. The warrant, which is exercisable immediately, was valued at $2,394,000 using a Black-Scholes option pricing model. The value of the warrant and the fees paid to Laurus were recorded as a discount to the note and are being amortized over the term of the loan using the effective interest method.

The Laurus notes were amended in July 2005 and this amendment was accounted for as an extinguishment of the debt, however, it has been determined that the proper accounting treatment is to account for the transaction as an early extinguishment of debt. In order to correct the financial statements so that they comply with US generally accepted accounting principles, the Company has restated the consolidated financial statements and this amendment to the note was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, the unamortized discounts, of the warrants and the compound embedded derivatives, aggregating $4,954,482 and the fair value of the 333,333 options to purchase Company common stock issued in connection with the amendment, amounting to approximately $772,000, were included in the Company’s determination of the debt extinguishment recorded in the third quarter of fiscal year 2005. The $244,000 aggregate gain from these transactions accounted for as an early extinguishment of debt included in other income (expense) for the year ended December 31, 2005.

The Laurus agreements were amended again in November 2005 and this amendment was treated as an early extinguishment of debt by the Company. The unamortized discounts aggregating $3,291,000 and the fair value of the warrant and embedded derivative liability amounting to $1,439,000 were included in the Company’s determination of the debt extinguishment recorded in the fourth quarter of fiscal 2005. The aggregate loss of $1,852,000 from these transactions were accounted for as an extinguishment of debt is included in other expenses for the year ended December 31, 2005.

The Company determined the fair value of the warrants as of the following issuance dates:

As of August 16, 2004, the Company used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of return of 3.89%; and a volatility of 150.0%. Using these assumptions, the Black-Scholes option-pricing model yielded a value of $1,199,000 for the warrants with a $4.35 exercise price, $598,000 for the warrants with a $4.65 exercise price, and $597,000 for the warrants with a $5.25 exercise price for an aggregate fair value of $2,394,000.

The Company performed the same calculation as of September 30, 2004 to revalue the warrants as of that date. In using the Black-Scholes option-pricing model, the Company used an expected life of 6.87 years; an underlying stock price of $3.45 per share; no dividends; a risk free rate of 3.79% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of September 30, 2004 equaled $2,622,000.

The Company performed the same calculation as of December 31, 2004 to revalue the warrants as of that date. In using the Black-Scholes option-pricing model, the Company used an expected life of 6.62 years; an underlying stock price of $3.67 per share; no dividends; a risk free rate of 3.94% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2004 equaled $2,781,000. The change in fair value of the warrants resulted in an amount of $387,000 and included as part of financial instruments for the year ended December 31, 2004.

For the year ended December 31, 2005, the Company performed the Black-Scholes calculation to revalue the warrants as of that date. In using this model, the Company used an expected life of 5.62 years; an underlying stock price of $0.41 per share; no dividends; a risk free rate of 4.36% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2005 equaled $264,000. The change in fair value of the warrants resulted in an amount of ($2,517,000) and is included as a charge to financial instruments for the year ended December 31, 2005.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

The Company is also restating the consolidated financial statements to record an embedded derivative liability rather than the beneficial conversion feature previously recorded of $4,100,000 as of December 31, 2004.

Using a probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability was computed at $4,265,000, $4,519,000 and $725,000 at August 16, 2004 (date of inception), December 31, 2004 and December 31, 2005, respectively. The model replicated the economics of the notes and applied different events based on various conditions likely to occur over the life of the note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the convertible notes.

  Sands

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,563,000 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option, and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

In order to correct the financial statements so that they comply with US generally accepted accounting principles, the Company previously restated the consolidated financial statements as of December 31, 2004 to reclassify the Sands warrants from additional paid in capital to liabilities and interest expense effective September 2004 to reflect the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” the Company revalued the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Sands transaction, in September 2004, Sands received a three-year warrant to purchase up to 400,000 shares of the Company’s common stock at $2.10 per share. The warrant, which is exercisable immediately, was valued at $1,742,000 using a Black-Scholes option pricing model. The value of the warrant was recorded as a discount to the note and is being amortized over the term of the loan using the effective interest method.

The Company determined the fair value of the warrants as of the following issuance dates:

As of September 22, 2004, the Company used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (three years); an underlying stock price of $3.30 per share; no dividends; a risk free rate of return of 2.78%; and a volatility of 150.0%. Using these assumptions, the Black-Scholes option-pricing model yielded a fair value of $1,742,000 for the warrants.

The Company performed the same calculation as of September 30, 2004 to revalue the warrants as of that date. In using the Black-Scholes option-pricing model, the Company used an expected life of 3.00 years; an underlying stock price of $3.45 per share; no dividends; a risk free rate of 2.89% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of September 30, 2004 equaled $1,828,000.

The Company performed the same calculation as of December 31, 2004 to revalue the warrants as of that date. In using the Black-Scholes option-pricing model, the Company used an expected life of 3.00 years; an underlying stock price of $3.67 per share; no dividends; a risk free rate of 3.25% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2004 equaled $1,788,000. The change in fair value of the warrants resulted in an amount of was $46,000 and is included as a component of financial instruments for the year ended December 31, 2004.

For the year ended December 31, 2005, the Company performed the Black-Scholes calculation to revalue the warrants as of that date. In using this model, the Company used an expected life of 2.69 years; an underlying stock price of $0.53 per share; no dividends; a risk free rate of 4.37% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2005 equaled $142,000. The change in fair value of the warrants resulted in a decrease of the liability of ($1,646,000) and is included as a component of financial instruments for the year ended December 31, 2005.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

The Company is also restating the consolidated financial statements to record embedded derivatives rather than the beneficial conversion features previously recorded of $571,000 as of September 22, 2004.

Using a probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability was computed at $1,563,000 and $1,428,000 at September 22, 2004 (date of inception) and December 31, 2004, respectively. The note matured on September 22, 2005 and a new note was executed with Sands. Using the probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability was computed at $962,000 and $889,000 at September 22, 2005 (date of inception) and December 31, 2005, respectively. The model replicated the economics of the notes and applied different events based on various conditions likely to occur over the life of the note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the Convertible Notes.

Probability-Weighted Expected Cash Flow Methodology

	Liability
	December 31,	December 31,
Assumption	2005	2004
Risk-free interest rate	4.41%	3.25%
Prime Rate	7.25%	5.25%
Increasing .25% each quarter
Registration Default	0%	0%
Increasing 1% monthly up to 5%
Default status	5%	5%
Increasing .1% monthly
Alternative financing available	0%	0%
Increasing 2.5% monthly up to 25%
Trading volume, gross 22 day volume	$541,800	$363,610
Monthly increase	1%	2%
Annual growth rate of stock price	31.485%	31.725%
Future projected volatility	150%	150%
Reset Provisions occurring	50%	40%
Weighted Average Conversion Reset Price	0.59	1.52

Note 13 - Long Term Debt

Long-term debt consisted of the following:
	December 31,	December 31,
	2005	2004

Secured convertible term note with a maturity date of August 16, 2007 unless converted into common stock at the note holder's option. The initial conversion price is $2.10 per share, however, was reduced to $1.00 per share on November 30, 2005. Interest accrues at a rate of prime plus one percent. As of December 31, 2005, the interest rate on this note was 8.25%. See note 10 - Line of credit, for further description of this transaction.	$651,305	$5,000,000

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
	2,000,000	2,000,000

Senior subordinated secured convertible promissory note with a maturity date of January 1, 2007 unless converted into common stock at the note holder's option. Interest accrues at 12% per annum. A warrant to purchase 400,000 shares of Company common stock was also issued. The exercise price of the warrant is $2.10 per share and the warrant expires on December 15, 2009.	1,080,000	-

Notes payable under capital lease obligations payable to various finance companies for equipment at varying rates of interest, ranging from 18% to 33% as of December 31, 2005, and have maturity dates through 2008.	148,393	221,949
	3,879,698	7,221,949

Relative fair values, at issuance, ascribed to warrants associated with the above debt agreements. This amount is being accreted to the debt instrument over the 5 year term of the related debt agreement.	(341,662)	(441,666)

Subtotal	3,538,036	6,780,283

Less: Current portion of long-term debt, including obligations under capital leases of $104,342 and current portion of long term debt of $390,780 as of December 31, 2005 and current portion of capital leases of $120,834 as of December 31, 2004.	(495,122)	(120,834)

	$3,042,914	$6,659,449

Future annual payments of long-term debt is as follows:

Years Ending December 31,
2005	$-	$120,834
2006	495,122	87,553
2007	1,373,756	5,013,562
2008	10,820	-
2009	2,000,000	2,000,000

	$3,879,698	$7,221,949

Obligations under Capital Leases

The Company has entered into various capital leases that are collateralized by computer equipment and a trade show booth with an original cost of approximately $411,000.

The following schedule lists future minimum lease payments under the capital leases with their present value as of December 31, 2005:

	December 31, 2005	December 31, 2004

Years Ending December 31,
2005	$-	$160,231
2006	122,125	98,907
2007	37,451	14,233
2008	11,523	-
	171,099	273,371
Less: Amount representing interest	(22,706)	(51,422)

	$148,393	$221,949

During 2005, the Company recorded depreciation expense related to equipment under capital leases of approximately $105,000.

On October 29, 2003, the Company made arrangements to obtain a $2.0 million Unsecured Convertible Line of Credit Note. The terms of this note provide for interest accruing on advances at 7% per annum with a maturity date of October 28, 2008, unless converted into Common Stock at the Company’s or the Note holder’s option. In February 2004, the Company borrowed the entire $2.0 million available under this line of credit. In May 2004, pursuant to the complete conversion of this unsecured convertible line of credit note, the participating investor received 1,111,111 shares of our common stock, plus interest. Due to an adjustment in the conversion price in September 2004, participating investors received an additional 158,730 shares of common stock. As a result of the initial conversion and the adjustment, we recorded a beneficial conversion charge of $1.2 million. Further in May 2004, we raised an additional $2.0 million pursuant to a new five-year unsecured promissory note with the same investor. In June 2004, we replaced the May 2004 note by issuing a five-year $2.0 million unsecured convertible line of credit note with the same investor. The note accrues at an annual interest rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.58 per share. In addition, such investor received a warrant to purchase 277,778 shares of our common stock at an exercise price of $1.58 per share. This warrant expires in June 2009. This note also contains beneficial conversion features, and as a result, we recorded a beneficial conversion charge of $1.5 million which is being amortized into income over the life of the debt instrument. Additionally, using the Black-Scholes option pricing model, we determined the fair value of the warrant to be $0.5 million. The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes option pricing model and the following assumptions: contractual term of five years, an average risk free interest rate of 1.33%, a dividend yield of 0%, and volatility of 138.62%. The relative fair value attributed to the warrant issued is amortized over the note’s maturity period (60 months) as interest expense.

In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”) three subordinated secured convertible promissory notes equaling $1.0 million (the “Notes”), each with an annual interest rate of 8% expiring September 22, 2005. The Notes were secured by substantially all corporate assets, but subordinate to Laurus. The Notes were convertible into shares of the Company’s common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a “Qualified Financing”). The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Financing has been consummated by September 8, 2005, then Sands may elect to exercise the Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is September 8, 2008.

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued to Sands three new subordinated secured convertible promissory notes equaling $1.080 million, each with an annual interest rate of 12% expiring on January 1, 2007. The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to one hundred twenty percent (120%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Financing has been consummated by December 15, 2006, then Sands may elect to exercise the Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is December 15, 2009.

The Sands notes contain the following default provisions:

•	failure to pay interest, principal payments or other fees when due;
•	default in the payment when due of any obligation in excess of $100,000;
•	default of covenant in notes remains uncured for 30 days;
•	breach by us of any material representation or warranty made in the notes or in any agreements made in connection therewith;
•	the notes and agreements are no longer a binding obligation of the Company or any lien created under the notes and agreements is not valid and perfected;
•	judgments against the Company in excess of $100,000 are not vacated, satisfied or discharged within 30 days;
•	violation of any law or regulation for more than 30 days after written notice and has a material adverse effect on the Company; and
•	suspension of Company operations and such suspension would reasonably be expected to have a material adverse effect on the Company.

In an event of default under the Sands notes, Sands may declare all obligations immediately due and payable and will have the right to take possession of the Collateral. Further, if an event of default occurs and is continuing beyond any applicable grace period, the unpaid balance of principal and interest from the date of default shall begin and continue to accrue until the payment in full of all unpaid principal and accrued interest hereunder at a default rate equal to 13%. As of April 17, 2006, the Company believes that it is in compliance with all provisions of the Sands notes.

Note 14 - Income Taxes

The Company provides for federal and state income taxes in accordance with current rates applied to accounting income before taxes. The provision for income taxes is as follows:

	Years ended December 31,
	2005	2004
Current - Federal	$-	$-
Current - State	-	-
Deferred - Federal	-	147,800
Deferred - State	-	43,000
	$-	$190,800

The Company’s provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

The company has $10.0 million of capital loss carry-forwards expiring in 2010 and $12.5 million of net operating loss carry-forwards for both federal and state purposes expiring between 2023 and 2025.

	December 31,
	2005	2004
		(As Restated)
Net operating losses	$4,997,000	$1,880,000
Capital loss carryforwards	4,000,000	-
Accounts receivable	196,000	84,000
Property and equipment	(1,000)	(16,000)
Accounts payable and accrued expenses	3,000	32,000
Long-term debt	(394,000)	1,743,000
Goodwill	(34,000)	2,779,000
Intangible assets	(517,000)	620,000
Stock based compensation	605,000	605,000
	$8,855,000	7,727,000
Valuation allowance	(8,855,000)	(7,727,000)
	$-	$-

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $8,855,000 and $7,727,000 for the years ended December 31, 2005 and 2004, respectively, representing a current year change in the valuation allowance of ($1,128,000). This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

Income taxes computed at the federal statutory rate differ from the amounts provided as follows:

	For the year ended December 31,
	2005	2004

Provision for Federal taxes at statutory rate (34%)	(34.0)	(34.0)
State taxes, net of Federal benefit	(3.7)	(2.9)
Permanent difference due to non-deductible items	12.6%	17.1%
Foreign income taxed at different rates	0.0%	0.4%
Valuation allowance applied against income tax benefit	25.1%	20.0%

Income tax provision	0.0%	0.6%

Note 15 - Common Stock Warrants

On June 7, 2004, the Company granted a warrant to purchase 277,778 shares of the Company’s common stock to the Taurus Advisory Group LLC in connection with the issuance of an unsecured convertible line of credit note at an exercise price of $2.10 per share and an expiration date of June 6, 2009. See Note 13 for further discussion regarding this transaction.

On August 16, 2004, the Company granted a warrant to purchase an aggregate of 800,000 shares of the Company’s common stock to Laurus Master Fund, Ltd. in connection with a secured convertible term note, a secured revolving note, and a secured convertible minimum borrowing note. The first 400,000 shares acquired under the warrant have an exercise price of $4.35 per share, the next 200,000 shares acquired have an exercise price of $4.65 per share, and the final 200,000 shares have an exercise price of $5.25 per share. The expiration date of the warrant is August 16, 2011. See Note 10 for further discussion of this transaction.

On September 22, 2004, the Company granted a warrant to purchase an aggregate of 400,000 shares of the Company’s common stock to three affiliates of Sands Brothers Venture Capital. Sands Brothers Venture Capital III LLC received a warrant to purchase 340,000 shares of Company common stock, Sands Brothers Venture Capital LLC received a warrant to purchase 20,000 shares of Company common stock, and Sands Brothers Venture Capital IV LLC received a warrant to purchase 40,000 shares of Company common stock. Each warrant provides for an exercise price equal to forty percent (40%) of the price per share of common stock received by the Company in connection with a financing in excess of a predetermined amount. In the event that the Company does not consummate a financing at this level on or before September 7, 2005, the exercise price adjusts to $2.10 per share. The warrants expire on September 7, 2008. See Note 13 for further discussion of this transaction.

On September 22, 2005, the Company granted a warrant to purchase an aggregate of 400,000 shares of the Company’s common stock to three affiliates of Sands Brothers Venture Capital. Sands Brothers Venture Capital III LLC received a warrant to purchase 340,000 shares of Company common stock, Sands Brothers Venture Capital LLC received a warrant to purchase 20,000 shares of Company common stock, and Sands Brothers Venture Capital IV LLC received a warrant to purchase 40,000 shares of Company common stock. Each warrant provides for an exercise price equal to forty percent (40%) of the price per share of Common Stock received by the Company in connection with the first Qualified Financing occurring after the date of the warrant agreement. In the event the Company does not consummate a Qualified Financing on or before December 15, 2006, the conversion price adjusts to $2.10 per share. The warrants expire on December 15, 2009. See Note 13 for further discussion of the transaction.

On December 19, 2005, the Company granted a warrant to purchase an aggregate of 277,777 shares of the Company’s common stock to Taurus Advisory Group, LLC. The warrant has an exercise price of $0.675 per share. The warrant expires in December 2008. See Note 11 for further discussion of this transaction.

Note 16 - Stock Based Compensation

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

The following summarizes the stock option transactions under the 2003 Plan during 2005:

		Weighted average
	Shares	exercise price
Options outstanding at December 31, 2004	2,751,063	$0.15
Options granted	2,694,500	0.82
Options exercised	-	-
Options canceled	(562,449)	2.71
Options outstanding at December 31, 2005	4,883,114	$1.43

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2005:

		Weighted	Weighted average		Weighted
Range of exercise	Options	average	remaining	Options	average
prices	outstanding	exercise price	contractual life	exercisable	exercise price
$0.600	130,000	$0.600	10.0	-	$0.600
$0.825-0.830	3,142,899	0.830	9.7	593,399	0.825
$2.475-3.45	1,610,215	2.680	8.3	542,178	2.680
	4,883,114			1,135,577

On October 18, 2004, options to purchase 593,399 shares of our common stock were granted to several employees below fair market value at an exercise price of $0.825 per share, when the fair market value on date of grant was $3.15. These options are non-qualified stock options, are all immediately vested, and expire ten years from the date of grant. As a result of this issuance of stock options at a price below fair market value on the date of grant, the Company has recorded a stock-based compensation charge of approximately $1,380,000 during the fourth quarter of 2004.

 Note 17 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

Basic and diluted loss per share were determined as follows:

	For the years ended December 31,
	2005	2004

Net loss from continuing operations (A)	$(3,386,378)	$(22,697,298)
Net loss from discontinued operations (B)	$(1,103,971)	$(12,650,908)
Net loss (C)	$(4,490,349)	$(35,348,206)
Weighted average outstanding shares of common stock (D)	52,919,340	46,548,065
Common stock and common stock equivalents (E)	52,919,340	46,548,065

Basic loss per share:
From continuing operations (A/D)	$(0.06)	$(0.49)
From discontinued operations (B/D)	$(0.02)	$(0.27)
Net loss per share (C/D)	$(0.08)	$(0.76)

Diluted loss per share:
From continuing operations (A/E)	$(0.06)	$(0.49)
From discontinued operations (B/E)	$(0.02)	$(0.27)
Net loss per share (C/E)	$(0.08)	$(0.76)

For the year ended December 31, 2005, 4,883,114 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 2,155,555 warrants which were issued on June 7, 2004, August 16, 2004, September 22, 2004, September 22, 2005 and December 19, 2005 were excluded from the calculation of diluted loss per share for the years ended December 31, 2005 and December 31, 2004 because the effect was antidilutive.

Note 18 - Major Customers

During 2005, the Company had sales to two major customers, LEC, a related party (13.4%) and Bank of America (27.2%), which totaled approximately $11,232,000. Amounts due from these customers included in accounts receivable were approximately $885,000 at December 31, 2005. As of December 31, 2005, LEC and Bank of America accounted for approximately 14.0% and 7.7% of the Company’s accounts receivable balance, respectively.

During 2004, the Company had sales to two major customers, LEC, a related party (16.1%) and Bank of America (16.7%), which totaled approximately $7,828,000. Amounts due from these customers included in accounts receivable were approximately $1,292,000 at December 31, 2004. As of December 31, 2004, LEC and Bank of America accounted for approximately 19.3% and 10.4% of the Company’s accounts receivable balance, respectively.

Note 19 - Employee Benefit Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Although the plan does not require a matching contribution by the Company, the Company may make a contribution. The Company’s contributions to the plan for the years ended December 31, 2005 and 2004 were approximately $81,000 and $44,000, respectively.

Note 20 - Commitments and Contingencies

Legal Proceedings

On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company’s failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company’s failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. On September 30, 2005, the Company filed its answer to complaint and third-party complaint against Scorpio Systems, alleging that Mr. Bhupatiraju embarked on a scheme to circumvent his contractual obligations under the asset purchase agreement, his non-compete agreement with the Company, and in violation of his duties of loyalty and fidelity to his employer (the Company) via Scorpio Systems, among other things. Notwithstanding Mr. Bhupatiraju’s contractual obligations, the Company alleges that he sold the assets of Scosys while at the same time operating and/or owning a competing business, Scorpio Systems. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action and pursue its countersuit.

Employment Agreements

Scott Newman, our President and Chief Executive Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Newman of $500,000 and an annual bonus to be awarded by the Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Newman’s employment is terminated other than with good cause, he will receive a lump sum payment of 2.99 times his base salary.

Glenn Peipert, Executive Vice President and Chief Operating Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $375,000 and an annual bonus to be awarded by the Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert’s employment is terminated other than with good cause, he will receive a lump sum payment of 2.99 times his base salary.

Mitchell Peipert, Vice President, Chief Financial Officer, Treasurer and Secretary, agreed to a three-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $200,000 and an annual bonus to be awarded by the Compensation Committee. In August 2005, Mr. Peipert received an increase to his annual salary to $225,000. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert’s employment is terminated other than with good cause, he will receive a lump sum payment of 2.99 times his base salary.

Robert C. DeLeeuw, Senior Vice President and President of our wholly owned subsidiary, DeLeeuw Associates, LLC, agreed to a three-year employment agreement dated as of February 27, 2004. The agreement provides for an annual salary to Mr. DeLeeuw of $350,000 and an annual bonus to be awarded by the Compensation Committee. The agreement also provides for health, life and disability insurance. In the event that Mr. DeLeeuw’s employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) one year's base salary or (2) the period from the date of termination through the expiration date.

William McKnight, Senior Vice President - Data Warehousing, agreed to a three-year employment agreement dated as of July 22, 2005. The agreement provides for an annual salary to Mr. McKnight of $250,000 and an annual bonus to be awarded by the Compensation Committee. The agreement also provides for health, life and disability insurance. In the event that Mr. McKnight’s employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) one year's base salary or (2) the period from the date of termination through the expiration date.

Lease Commitments

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2010.  Our monthly rent with respect to our East Hanover, New Jersey facility is $26,290. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  DeLeeuw Associates, LLC has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244.  DeLeeuw leases this space which had an original expiration date of December 31, 2005, but has been extended until December 31, 2010.  Our monthly rent with respect to our Charlotte, North Carolina facility is $2,382.

The Company also leases office space at 11 Penn Plaza, New York, NY 10001. The monthly lease payment is approximately $5,000 per month. The current lease expiration date is March 31, 2006, however, this has been extended until March 31, 2007. The monthly lease payment during the lease extension period is approximately $4,300 per month.

Rent expense, including automobile rentals, totaled approximately $462,000 and $420,000 in 2005 and 2004, respectively.

The Company is committed under several operating leases for automobiles that expire during 2007.

Future minimum lease payments due under all operating lease agreements as of December 31, 2005 are as follows:

Years Ending December 31	Office	Automobiles	Total
2006	$414,788	$48,729	$463,517
2007	358,178	17,161	375,339
2008	354,694	–	354,694
2009	355,931	–	355,931
2010	373,821	–	373,821
Thereafter	–	0	–
	$1,857,412	$65,890	$1,923,302

Note 21 - Related Party Transactions

In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the years ended December 31, 2005 and 2004, the Company invoiced LEC $3,731,198 and $3,837,065, respectively, for the services of consultants subcontracted to LEC by the Company. As of December 31, 2005 and 2004, the Company had accounts receivable due from LEC of approximately $570,000 and $781,000, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. The Company feels confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 1000 clients.

On November 8, 2004, Mr. Newman entered into a stock purchase agreement with a private investor, CMKX-treme, Inc.  Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 188,889 shares of common stock for a purchase price of $250,000.  As of April 2, 2006, the shares have not been issued to CMKX-treme, Inc. because it has not yet remitted payment for the shares.

On November 8, 2004, Mr. Peipert entered into a stock purchase agreement with a private investor, CMKX-treme, Inc.  Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 377,778 shares of common stock for a purchase price of $500,000.  As of June 9, 2005, CMKX-treme, Inc. remitted final payment for the shares.

On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell will receive an aggregate amount of $250,000 as compensation for services provided to the Company. During 2005, an aggregate amount of $175,000 was paid to Mr. Mitchell for services provided under this consulting agreement.

As of April 7, 2006, Mr. Scott Newman, President, Chief Executive Officer and Chairman, Mr. Glenn Peipert, Executive Vice President, Chief Operating Officer and Director, and Mr. Robert C. DeLeeuw, Senior Vice President, have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to a maximum amount of $1,500,000, based upon their ability to sell their Company common stock. Mr. Newman guaranties up to $858,000, Mr. Peipert guaranties up to $409,500 and Mr. DeLeeuw guaranties approximately $232,500. We believe that our reliance on such commitments is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitments. We believe that these written commitments provide us with the legal right to request and receive such advances from any of these officers. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 8% per annum. As of December 31, 2005, Mr. Newman’s outstanding loan balance to the Company was $900,000, and Mr. Peipert’s outstanding loan balance to the Company was $900,000. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 8% per annum, and each has a term expiring on April 30, 2007.

Note 22 - Restatements of Previously Reported Financial Information

During 2004, the Company consummated financing transactions with Laurus and with Sands. The documents included, among other things, convertible notes, freestanding warrant agreements and registration rights agreements. The warrant agreements are subject to the registration rights agreement which require that the Company register the shares within a specified period of time and, in the event this is not done, provides for significant liquidated damages. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company previously recorded a liability for these warrants. However, although the convertible notes are also subject to the registration rights agreement and are not “conventionally convertible”, the Company has not previously recorded a liability for the derivative associated with the conversion feature.

Additionally, in July 2005, the Company renegotiated its financing with Laurus. As part of this transaction, the Company repaid $4,300,000 to Laurus, issued an option to purchase Company stock at $0.015 per share, and increased the availability under the revolving line of credit by $500,000. Since future cash flows under the new agreement with Laurus are more than 10% different than under the old agreement with Laurus, it has been determined that this transaction should have been accounted for as an early extinguishment of debt as opposed to a modification of existing debt.

The Board of Directors of the Company determined that the Company would restate its financial statements for the three and nine months ended September 30, 2004, the year ended December 31, 2004, the three months ended March 31, 2005, the three and six months ended June 30, 2005 and the three and nine months ended September 30, 2005 as appropriate to properly account for the above transactions.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30,2004

	Previously	Restatement
	Reported (1)	Adjustment	Restated Total
ASSETS
CURRENT ASSETS
Cash	$882,986	$–	$882,986
Restricted cash	83,375	–	83,375
Accounts receivable, net of allowance for doubtful accounts of $150,755	4,216,357	–	4,216,357
Accounts receivable from related parties	900,942	–	900,942
Prepaid expenses	188,513	–	188,513
Costs in excess of billings	139,565	–	139,565
Deferred tax asset	63,938	–	63,938
Total Current Assets	6,475,676	–	6,475,676

PROPERTY AND EQUIPMENT, at cost, net	697,399	–	697,399

OTHER ASSETS
Restricted Cash	4,251,000	–	4,251,000
Due from stockholders, including accrued interest of $25,696	207,719	–	207,719
Goodwill	27,327,899	–	27,327,899
Intangible assets, net of accumulated amortization of $548,065	5,140,749	–	5,140,749
Deferred Financing costs, net of accumulated amortization of $30,881	850,539	–	850,539
Discount on Debt issued , net of accumulated amortization of $248,122 (2)	9,464,397	(554,029)	8,910,368
Equity investments	113,876	–	113,876
Other assets	4,433	–	4,433
	47,360,612	(554,029)	46,806,583
Total Assets	$54,533,687	$(554,029)	$53,979,658

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Line of Credit	$3,200,000	$–	$3,200,000
Current portion of long-term debt	110,622	–	110,622
Accounts payable and accrued expenses	3,947,987	–	3,947,987
Short term note payable	1,000,000	–	1,000,000
Deferred revenue	1,057,533	–	1,057,533
Financial Instruments (3)	3,840,000	6,645,071	10,485,071

TOTAL CURRENT LIABILITIES	13,156,142	6,645,071	19,801,213

LONG-TERM DEBT, net of current portion	6,670,187	–	6,670,187

DEFERRED TAXES	36,900	–	36,900

Total Liabilities	19,863,229	6,645,071	26,508,300

MINORITY INTEREST	157,104	–	157,104

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Common Stock, $0.001 par value, 85,000,000 shares authorized;
51,234,045 issued and outstanding (4)	768,511	(717,277)	51,234
Additional paid in capital (5)	38,883,178	(3,954,152)	34,929,026
Accumulated deficit	(5,138,335)	(2,527,671)	(7,666,006)
Total Stockholders Equity	34,513,354	(7,199,100)	27,314,254
Total Liabilities and Stockholders Equity	$54,533,687	$(554,029)	$53,979,658

Explanatory Notes: September 2004 Balance sheet

(1)	As previously reported in the Company’s quarterly report on form 10-QSB/A for the period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Discount on debt: Reflects the reversal of the Laurus beneficial conversion feature charges for the conversion feature in the convertible notes and the related amortization, recording the new Laurus discount and amortization based upon the calculation of the embedded derivative for the conversion feature, and reversing the discount for the Sands warrants and then recording the new amount based upon the derivative calculation.

(3)
Financial Instruments:Reflects the reversal of the liability and fair value adjustment previously recorded for the Sands warrants, recording the new liability and fair value adjustment for the Sands warrants, and recording the liability and fair value adjustment related to the embedded derivative for the conversion feature of the Laurus note.

(4)	Common Stock: Reflects the effect of the 1:15 reverse stock split that occurred on September 21, 2005.
(5)	Additional paid-in capital: Reflects the reversal of the beneficial conversion feature related to the conversion feature in the Laurus convertible note and the reverse stock split..

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2004

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total	Previously Reported (1)	Restatement Adjustment	Restated Total
REVENUE	$6,877,872	$–	$6,877,872	$18,655,937	$–	$18,655,937

COST OF SERVICES	4,585,407	–	4,585,407	12,804,332	–	12,804,332

GROSS PROFIT	2,292,465	–	2,292,465	5,851,605	–	5,851,605

OPERATING EXPENSES
Selling and marketing	1,378,434	–	1,378,434	2,745,802	–	2,745,802
General and administrative	1,761,592	–	1,761,592	4,956,671	–	4,956,671
Research and development	270,976	–	270,976	270,976	–	270,976
Depreciation and amortization	458,059	–	458,059	610,411	–	610,411
	3,869,061	–	3,869,061	8,583,860	–	8,583,860
LOSS FROM OPERATIONS	(1,576,596)	–	(1,576,596)	(2,732,255)	–	(2,732,255)

OTHER INCOME (EXPENSE)
Equity in losses from investments	(8,812)	–	(8,812)	(24,900)	–	(24,900)
Other income	289	–	289	7,295	–	7,295
Loss on Financial Instruments (2)	(240,000)	(281,221)	(521,221)	(240,000)	(281,221)	(521,221)
Interest income	1,519	–	1,519	3,391	–	3,391
Interest expense (3)	(997,545)	(2,246,450)	(3,243,995)	(1,802,326)	(2,246,450)	(4,048,776)
	(1,244,549)	(2,527,671)	(3,772,220)	(2,056,540)	(2,527,671)	(4,584,211)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2,821,145)	(2,527,671)	(5,348,816)	(4,788,795)	(2,527,671)	(7,316,466)

INCOME TAXES	623,608	–	623,608	163,730	–	163,730

LOSS BEFORE MINORITY INTEREST	(3,444,753)	(2,527,671)	(5,972,424)	(4,952,525)	(2,527,671)	(7,480,196)

MINORITY INTEREST	42,296	–	42,296	42,296	–	42,296

NET LOSS	$(3,402,457)	$(2,527,671)	$(5,930,128)	$(4,910,229)	$(2,527,671)	$(7,437,900)

Net Loss per share:
Basic	($0.07)	–	($0.12)	($0.01)	–	($0.17)
Diluted	($0.07)	–	($0.12)	($0.01)	–	($0.17)
Shares used to compute net loss per share (4):
Basic	51,113,272		51,113,272	44,939,912		44,939,912
Diluted	51,113,272		51,113,272	44,939,912		44,939,912

Explanatory Notes: September 2004 Income Statement

(1)	As previously reported in the Company’s quarterly report on form 10-QSB/A for the period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Loss on financial instruments: Record the loss on financial instruments related to both the fair value adjustment for the outstanding warrants and the embedded derivative related to the conversion feature in the convertible notes.

(3)	Interest expense: Record adjustments to interest expense for the revised amortization of the discount on debt for both the warrants and the embedded derivatives.
(4)	Shares used to compute net loss per share: Reflects the effect of the 1:15 reverse stock split that occurred on September 21, 2005.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31,2004
	Previously	Restatement
	Reported (1)	Adjustment	Restated Total
ASSETS
CURRENT ASSETS
Cash	$1,028,146	$–	$1,028,146
Restricted cash	83,375	–	83,375
Accounts receivable, net of allowance for doubtful accounts of $290,582	4,349,229	–	4,349,229
Accounts receivable from related parties	781,100	–	781,100
Prepaid expenses	309,459	–	309,459
Total Current Assets	6,551,309	–	6,551,309
PROPERTY AND EQUIPMENT, at cost, net	587,575	–	587,575
OTHER ASSETS
Restricted Cash	4,269,377	–	4,269,377
Goodwill	4,690,972	–	4,690,972
Intangible assets, net of accumulated amortization of $911,142	3,627,096	–	3,627,096
Deferred Financing costs, net of accumulated amortization of $126,767	766,542	–	766,542
Discount on Debt issued , net of accumulated amortization of $941,211 (2)	8,410,808	(193,530)	8,217,278
Equity investments	144,460	–	144,460
Other assets	13,420	–	13,420
	21,922,675	(193,530)	21,729,145
Total Assets	$29,061,559	$(193,530)	$28,868,029
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Line of Credit	$3,733,403	$–	$3,733,403
Current portion of long-term debt	120,834	–	120,834
Accounts payable and accrued expenses	3,777,941	–	3,777,941
Short term note payable	1,000,000	–	1,000,000
Deferred revenue	1,327,222	–	1,327,222
Financial Instruments (3)	3,960,000	6,555,091	10,515,091
TOTAL CURRENT LIABILITIES	13,919,400	6,555,091	20,474,491
LONG-TERM DEBT, net of current portion	6,967,430	–	6,967,430
Total Liabilities	20,886,830	6,555,091	27,441,921
MINORITY INTEREST	131,587	–	131,587
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY
Common Stock, $0.001 par value, 85,000,000 shares authorized;
51,472,140 issued and outstanding (4)	772,082	(720,610)	51,472
Additional paid in capital (5)	40,764,881	(3,950,819)	36,814,062
Accumulated deficit	(33,499,119)	(2,077,192)	(35,576,311)
Accumulated other comprehensive income	5,298	–	5,298
Total Stockholders Equity	8,043,142	(6,748,621)	1,294,521
Total Liabilities and Stockholders Equity	$29,061,559	$(193,530)	$28,868,029

Explanatory Notes: December 2004 Balance sheet

(1)	As previously reported in the Company’s annual report on form 10-KSB/A for the period ended December 31, 2004 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Discount on debt: Reflects the reversal of the Laurus beneficial conversion feature charges for the conversion feature in the convertible notes and the related amortization, recording the new Laurus discount and amortization based upon the calculation of the embedded derivative for the conversion feature, and reversing the discount for the original Sands warrants (dated 9/22/2004) and then recording the new amount based upon the derivative calculation.

(3)
Financial Instruments: Reflects the reversal of the liability and fair value adjustment previously recorded for the Sands warrants, recording the new liability and fair value adjustment for the Sands warrants, and recording the liability and fair value adjustment related to the embedded derivative for the conversion feature of the Laurus note.

(4)	Common Stock: Reflects the effect of the 1:15 reverse stock split that occurred on September 21, 2005.
(5)	Additional paid-in capital: Reflects the reversal of the beneficial conversion feature related to the conversion feature in the Laurus convertible note and the effect of the reverse stock split.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2004
	Previously	Restatement
	Reported (1)	Adjustment	Restated Total
REVENUE:
Services	$19,888,205	$–	$19,888,205
Related party services	3,837,065	–	3,837,065
Software	293,504	–	293,504
Support and maintenance	1,074,933	–	1,074,933
Other	72,810	–	72,810
	25,166,517	–	25,166,517
COST OF SERVICES
Services ( inclusive of stock based compensation of $1.4 million at December 31, 2004)	15,451,392	–	15,451,392
Related party services	3,345,318	–	3,345,318
Software	185,688	–	185,688
Support and maintenance	31,127	–	31,127
Other	–	–	–
	19,013,525	–	19,013,525
GROSS PROFIT	6,152,992	–	6,152,992
OPERATING EXPENSES
Selling and marketing	4,087,617	–	4,087,617
General and administrative ( inclusive of stock–based compensation of $0.1 milliion at December 31, 2004)	6,819,039	–	6,819,039
Research and development	516,425	–	516,425
Goodwill and intangible impairment	23,298,810	–	23,298,810
Depreciation and amortization	1,117,209	–	1,117,209
	35,839,100	–	35,839,100
LOSS FROM OPERATIONS	(29,686,108)	–	(29,686,108)
OTHER INCOME (EXPENSE)
Equity in income (losses) from investments	5,684	–	5,684
Other income	8,531	–	8,531
Loss on Financial Instruments (2)	(360,000)	(191,241)	(551,241)
Interest income	22,388	–	22,388
Interest expense (3)	(3,138,521)	(1,885,951)	(5,024,472)
	(3,461,918)	(2,077,192)	(5,539,110)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(33,148,026)	(2,077,192)	(35,225,218)
INCOME TAXES	190,800	–	190,800
LOSS BEFORE MINORITY INTEREST	(33,338,826)	(2,077,192)	(35,416,018)
MINORITY INTEREST	67,813	–	67,813
NET LOSS	$(33,271,013)	$(2,077,192)	$(35,348,205)
Net Loss per share:
Basic	($0.71)		($0.76)
Diluted	($0.71)		($0.76)
Shares used to compute net loss per share (4):
Basic	46,548,065		46,548,065
Diluted	46,548,065		46,548,065

Explanatory Notes: December 2004 Income Statement

(1)	As previously reported in the Company’s annual report on form 10-KSB/A for the period ended December 31, 2004 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Loss on financial instruments: Record the loss on financial instruments related to both the fair value adjustment for the outstanding warrants and the embedded derivative related to the conversion feature in the convertible notes.

(3)	Interest expense: Record adjustments to interest expense for the revised amortization of the discount on debt for both the warrants and the embedded derivatives.
(4)	Shares used to compute net loss per share: Reflects the effect of the 1:15 reverse stock split that occurred on September 21, 2005.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2005
	Previously	Restatement
	Reported (1)	Adjustment	Restated Total
ASSETS
CURRENT ASSETS
Cash	$1,205,172	$–	$1,205,172
Accounts receivable, net of allowance for doubtful accounts of $259,147	3,676,742	–	3,676,742
Accounts receivable from related parties	782,830	–	782,830
Prepaid expenses	263,114	–	263,114
Total Current Assets	5,927,858	–	5,927,858
PROPERTY AND EQUIPMENT, at cost, net	564,697	–	564,697
OTHER ASSETS
Restricted Cash	4,293,569	–	4,293,569
Goodwill	4,690,972	–	4,690,972
Intangible assets, net of accumulated amortization of $1,191,031	3,347,207	–	3,347,207
Deferred Financing costs, net of accumulated amortization of $222,653	670,656	–	670,656
Discount on Debt issued , net of accumulated amortization of $1,674,264 (2)	7,347,336	136,889	7,484,225
Equity investments	188,184	–	188,184
Other assets	80,088	–	80,088
	20,618,012	136,889	20,754,901
Total Assets	$27,110,567	$136,889	$27,247,456
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Line of Credit	$3,784,623	$–	$3,784,623
Current portion of long-term debt	129,890	–	129,890
Accounts payable and accrued expenses	3,314,514	–	3,314,514
Short term note payable	1,000,000	–	1,000,000
Related party short term note payable	299,554	–	299,554
Deferred revenue	1,783,097	–	1,783,097
Financial Instruments (3)	4,260,000	6,197,169	10,457,169
TOTAL CURRENT LIABILITIES	14,571,678	6,197,169	20,768,847
LONG-TERM DEBT, net of current portion	6,660,087	–	6,660,087
Total Liabilities	21,231,765	6,197,169	27,428,934
MINORITY INTEREST	100,885	–	100,885
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY
Common Stock, $0.001 par value, 85,000,000 shares authorized;
52,067,378 issued and outstanding (4)	781,011	(728,944)	52,067
Additional paid in capital (5)	42,021,747	(3,942,485)	38,079,262
Accumulated deficit	(37,027,539)	(1,388,851)	(38,416,390)
Accumulated other comprehensive income	2,698	–	2,698
Total Stockholders Equity	5,777,917	(6,060,280)	(282,363)
Total Liabilities and Stockholders Equity	$27,110,567	$136,889	$27,247,456

Explanatory Notes: March 2005 Balance Sheet

(1)	As previously reported in the Company’s quarterly report on form 10-QSB/A for the period ended March 31, 2005 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Discount on debt: Reflects the reversal of the Laurus beneficial conversion feature charges for the conversion feature in the convertible notes and the related amortization, recording the new Laurus discount and amortization based upon the calculation of the embedded derivative for the conversion feature, and reversing the discount for the original Sands warrants (dated 9/22/2004) and then recording the new amount based upon the derivative calculation.

(3)
Financial Instruments:  Reflects the reversal of the liability and fair value adjustment previously recorded for the Sands warrants, recording the new liability and fair value adjustment for the Sands warrants, and recording the liability and fair value adjustment related to the embedded derivative for the conversion feature of the Laurus note.

(4)	Common Stock: Reflects the effect of the 1:15 reverse stock split that occurred on September 21, 2005.
(5)	Additional paid-in capital: Reflects the reversal of the beneficial conversion feature related to the conversion feature in the Laurus convertible note and the effect of the reverse stock split.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
March 31, 2005
	Previously	Restatement
	Reported (1)	Adjustment	Restated Total
REVENUE:
Services	$5,015,293	$–	$5,015,293
Related party services	1,096,402	–	1,096,402
Software	293,368	–	293,368
Support and maintenance	432,005	–	432,005
Other	35,470	–	35,470
	6,872,538	–	6,872,538
COST OF SERVICES
Services	3,528,596	–	3,528,596
Related party services	1,011,858	–	1,011,858
Software	44,450	–	44,450
Support and maintenance	13,068	–	13,068
Other	–	–	–
	4,597,972	–	4,597,972
GROSS PROFIT	2,274,566	–	2,274,566
OPERATING EXPENSES
Selling and marketing	1,527,223	–	1,527,223
General and administrative	1,940,135	–	1,940,135
Research and development	241,676	–	241,676
Depreciation and amortization	431,456	–	431,456
	4,140,490	–	4,140,490
LOSS FROM OPERATIONS	(1,865,924)	–	(1,865,924)
OTHER INCOME (EXPENSE)
Equity in income from investments	43,292	–	43,292
Other expense	(2,191)	–	(2,191)
Loss on Financial Instrument (2)	(300,000)	357,922	57,922
Interest income	24,192	–	24,192
Interest expense (3)	(1,458,490)	330,419	(1,128,071)
	(1,693,197)	688,341	(1,004,856)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(3,559,121)	688,341	(2,870,780)
INCOME TAXES	–	–	–
LOSS BEFORE MINORITY INTEREST	(3,559,121)	688,341	(2,870,780)
MINORITY INTEREST	30,702	–	30,702
NET LOSS	$(3,528,419)	$688,341	$(2,840,078)
Basic	($0.07)	–	($0.06)
Diluted	($0.07)	–	($0.06)
Shares used to compute net loss per share (4):
Basic	51,531,664		51,531,664
Diluted	51,531,664		51,531,664

Explanatory Notes: March 2005 Income Statement

(1)	As previously reported in the Company’s quarterly report on form 10-QSB/A for the period ended March 31, 2005 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Loss on financial instruments: Record the loss on financial instruments related to both the fair value adjustment for the outstanding warrants and the embedded derivative related to the conversion feature in the convertible notes.

(3)	Interest expense: Record adjustments to interest expense for the revised amortization of the discount on debt for both the warrants and the embedded derivatives.
(4)	Shares used to compute net loss per share: Reflects the effect of the 1:15 reverse stock split that occurred on September 21, 2005.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2005
	Previously	Restatement
	Reported (1)	Adjustment	Restated Total
ASSETS
CURRENT ASSETS
Cash	$646,006	$–	$646,006
Accounts receivable, net of allowance for doubtful accounts of $216,437	4,305,995	–	4,305,995
Accounts receivable from related parties	1,060,053	–	1,060,053
Prepaid expenses	376,813	–	376,813
Total Current Assets	6,388,867	–	6,388,867
PROPERTY AND EQUIPMENT, at cost, net	539,702	–	539,702
OTHER ASSETS
Restricted Cash	4,327,295	–	4,327,295
Goodwill	4,690,972	–	4,690,972
Intangible assets, net of accumulated amortization of $1,542,122	2,996,116	–	2,996,116
Deferred Financing costs, net of accumulated amortization of $318,539	574,770	–	574,770
Discount on Debt issued , net of accumulated amortization of $2,474,271 (2)	6,283,865	400,353	6,684,218
Equity investments	191,578	–	191,578
Other assets	115,295	–	115,295
	19,179,891	400,353	19,580,244
Total Assets	$26,108,460	$400,353	$26,508,813
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Line of Credit	$3,413,830	$–	$3,413,830
Current portion of long-term debt	133,527	–	133,527
Accounts payable and accrued expenses	3,189,132	–	3,189,132
Short term note payable	1,000,000	–	1,000,000
Related party short term note payable	1,632,325	–	1,632,325
Deferred revenue	1,759,205	–	1,759,205
Financial Instruments (3)	1,920,000	3,998,436	5,918,436
TOTAL CURRENT LIABILITIES	13,048,019	3,998,436	17,046,455
LONG-TERM DEBT, net of current portion	6,671,140	–	6,671,140
Total Liabilities	19,719,159	3,998,436	23,717,595
MINORITY INTEREST	79,943	–	79,943
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY
Common Stock, $0.001 par value, 85,000,000 shares authorized;
52,564,936 issued and outstanding (4)	788,474	(735,909)	52,565
Additional paid in capital (5)	43,019,484	(3,935,520)	39,083,964
Accumulated deficit	(37,502,640)	1,073,346	(36,429,294)
Accumulated other comprehensive income	4,040	–	4,040
Total Stockholders Equity	6,309,358	(3,598,083)	2,711,275
Total Liabilities and Stockholders Equity	$26,108,460	$400,353	$26,508,813

Explanatory Notes: June 2005 Balance Sheet

(1)	As previously reported in the Company’s quarterly report on form 10-QSB/A for the period ended June 30, 2005 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Discount on debt: Reflects the reversal of the Laurus beneficial conversion feature charges for the conversion feature in the convertible notes and the related amortization, recording the new Laurus discount and amortization based upon the calculation of the embedded derivative for the conversion feature, and reversing the discount for the original Sands warrants (dated 9/22/2004) and then recording the new amount based upon the derivative calculation.

(3)
Financial Instruments:  Reflects the reversal of the liability and fair value adjustment previously recorded for the Sands warrants, recording the new liability and fair value adjustment for the Sands warrants, and recording the liability and fair value adjustment related to the embedded derivative for the conversion feature of the Laurus note.

(4)	Common Stock: Reflects the effect of the 1:15 reverse stock split that occurred on September 21, 2005.
(5)	Additional paid-in capital: Reflects the reversal of the beneficial conversion feature related to the conversion feature in the Laurus convertible note and the effect of the reverse stock split.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
June 30, 2005
	Three Months Ended June 30,2005			Six Months Ended June 30,2005
	Previously Reported (1)	Restatement Adjustment	Restated Total	Previously Reported (1)	Restatement Adjustment	Restated Total
REVENUE:
Services	$5,417,199	$–	$5,417,199	$10,432,492	$–	$10,432,492
Related party services	1,075,235	–	1,075,235	2,171,637	–	2,171,637
Software	387,560	–	387,560	680,928	–	680,928
Support and maintenance	496,003	–	496,003	928,008	–	928,008
Other	30,250	–	30,250	65,720	–	65,720
	7,406,247	–	7,406,247	14,278,785	–	14,278,785
COST OF SERVICES
Services	3,860,470	–	3,860,470	7,389,066	–	7,389,066
Related party services	923,596	–	923,596	1,935,454	–	1,935,454
Software	51,512	–	51,512	95,962	–	95,962
Support and maintenance	13,068	–	13,068	26,136	–	26,136
Other	–	–	–	–	–	–
	4,848,646	–	4,848,646	9,446,618	–	9,446,618
GROSS PROFIT	2,557,601	–	2,557,601	4,832,167	–	4,832,167
OPERATING EXPENSES
Selling and marketing	1,566,764	–	1,566,764	3,093,987	–	3,093,987
General and administrative	1,622,275	–	1,622,275	3,562,410	–	3,562,410
Research and development	234,445	–	234,445	476,121	–	476,121
Depreciation and amortization	503,906	–	503,906	935,362	–	935,362
	3,927,390	–	3,927,390	8,067,880	–	8,067,880
LOSS FROM OPERATIONS	(1,369,789)	–	(1,369,789)	(3,235,713)	–	(3,235,713)
OTHER INCOME (EXPENSE)
Equity in income from investments	3,393	–	3,393	46,685	–	46,685
Other expense	(6,335)	–	(6,335)	(8,526)	–	(8,526)
Gain on Financial Instruments (2)	2,340,000	2,198,733	4,538,733	2,040,000	2,556,655	4,596,655
Interest income	33,726	–	33,726	57,918	–	57,918
Interest expense (3)	(1,497,038)	263,464	(1,233,574)	(2,955,528)	593,883	(2,361,645)
	873,746	2,462,197	3,335,943	(819,451)	3,150,538	2,331,087
INCOME (LOSS) BEFORE MINORITY INTEREST	(496,043)	2,462,197	1,966,154	(4,055,164)	3,150,538	(904,626)
MINORITY INTEREST	20,942	–	20,942	51,644	–	51,644
NET INCOME (LOSS)	$(475,101)	$2,462,197	$1,987,096	$(4,003,520)	$3,150,538	$(852,982)
Basic	($0.01)	–	$0.04	($0.08)		($0.02)
Diluted	($0.01)		$0.04	($0.08)		($0.02)
Shares used to compute net income (loss) per share (4):
Basic	52,344,049		52,344,049	51,937,351		51,937,351
Diluted	52,344,049		52,344,049	51,937,351		51,937,351

Explanatory Notes: June 2005 Income Statement

(1)	As previously reported in the Company’s quarterly report on form 10-QSB/A for the period ended June 30, 2005 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Gain (Loss) on financial instruments: Record the gain (loss) on financial instruments related to both the fair value adjustment for the outstanding warrants and the embedded derivative related to the conversion feature in the convertible notes.

(3)	Interest expense: Record adjustments to interest expense for the revised amortization of the discount on debt for both the warrants and the embedded derivatives.
(4)	Shares used to compute net income (loss) per share: Reflects the effect of the 1:15 reverse stock split that occurred on September 21, 2005.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2005
	Previously	Restatement
	Reported (1)	Adjustment	Restated Total
ASSETS
CURRENT ASSETS
Cash	$306,035	$–	$306,035
Accounts receivable, net of allowance for doubtful accounts of $482,864	4,552,728	–	4,552,728
Accounts receivable from related parties	557,559	–	557,559
Prepaid expenses	149,164	–	149,164
Total Current Assets	5,565,486	–	5,565,486
PROPERTY AND EQUIPMENT, at cost, net	433,583	–	433,583
OTHER ASSETS
Goodwill	8,348,130	–	8,348,130
Intangible assets, net of accumulated amortization of $573,780	2,029,534	–	2,029,534
Deferred financing costs, net of accumulated amortization of $403,748	489,561	–	489,561
Discount on debt issued , net of accumulated amortization of $568,270 (2)	3,575,142	2,159,970	5,735,112
Equity investments	189,921	–	189,921
Other assets	123,432	–	123,432
	14,755,720	2,159,970	16,915,690
Total Assets	$20,754,789	$2,159,970	$22,914,759
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Line of credit	$5,322,714	$–	$5,322,714
Current portion of long-term debt	510,304	–	510,304
Accounts payable and accrued expenses	2,775,971	–	2,775,971
Short term note payable	576,054	–	576,054
Related party short term note payable	1,511,848	–	1,511,848
Deferred revenue	26,709	–	26,709
Financial Instruments (3)	3,064,000	4,939,289	8,003,289
TOTAL CURRENT LIABILITIES	13,787,600	4,939,289	18,726,889
LONG-TERM DEBT, net of current portion	3,280,159	–	3,280,159
Deferred Taxes	363,400	–	363,400
Total Liabilities	17,431,159	4,939,289	22,370,448
COMMITMENTS AND CONTINGENCIES	–	–	–
STOCKHOLDERS EQUITY
Common Stock, $0.001 par value, 85,000,000 shares authorized;
54,093,745 issued and outstanding	54,094	–	54,094
Additional paid in capital (4)	44,425,073	(2,278,184)	42,146,889
Accumulated deficit	(41,160,760)	(501,135)	(41,661,895)
Accumulated other comprehensive income	5,223	–	5,223
Total Stockholders Equity	3,323,630	(2,779,319)	544,311
Total Liabilities and Stockholders Equity	$20,754,789	$2,159,970	$22,914,759

Explanatory Notes: September 2005 Balance Sheet

(1)	As previously reported in the Company’s quarterly report on form 10-QSB for the period ended September 30, 2005 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)
Discount on debt: Reflects the reversal of the Laurus beneficial conversion feature charges for the conversion feature in the convertible notes and the related amortization, recording the new Laurus discount and amortization based upon the calculation of the embedded derivative for the conversion feature, and reversing the discount for the original Sands warrants (dated 9/22/2004) and then recording the new amount based upon the derivative calculation. Additionally, the Company recorded the value of the embedded derivative for the new Sands note (dated 9/22/2005) and the early extinguishment of debt due to the renegotiation of the Laurus debt instruments on July 28, 2005.

(3)
Financial Instruments:  Reflects the reversal of the liability and fair value adjustment previously recorded for the Sands warrants, recording the new liability and fair value adjustment for the Sands warrants, recording the liability and fair value adjustment related to the embedded derivative for the conversion feature of the Laurus note, and recording the liabilities for both the fair value of the warrants issued and the embedded derivative for the new Sands note (dated 9/22/2005).

(4)	Additional paid-in capital: Reflects the reversal of the beneficial conversion feature related to the conversion feature in the Laurus convertible note.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2005
	Three Months Ended September 30,2005			Nine Months Ended September 30,2005
	Previously Reported (1)	Restatement Adjustment	Restated Total	Previously Reported (1)	Restatement Adjustment	Restated Total
REVENUE:
Services	$6,721,841	$–	$6,721,841	$17,105,033	$–	$17,105,033
Related party services	899,142	–	899,142	3,070,779	–	3,070,779
Software	–	–	–	81,249	–	81,249
Support and maintenance	46,800	–	46,800	178,333	–	178,333
Other	32,640	–	32,640	93,982	–	93,982
	7,700,423	–	7,700,423	20,529,376	–	20,529,376
COST OF SERVICES
Services	5,045,004	–	5,045,004	12,416,571	–	12,416,571
Related party services	739,770	–	739,770	2,675,224	–	2,675,224
	5,784,774	–	5,784,774	15,091,795	–	15,091,795
GROSS PROFIT	1,915,649	–	1,915,649	5,437,581	–	5,437,581
OPERATING EXPENSES
Selling and marketing	1,122,239	–	1,122,239	3,353,306	–	3,353,306
General and administrative (2)	2,144,261	(771,667)	1,372,594	5,292,449	(771,667)	4,520,782
Depreciation and amortization	256,205	–	256,205	642,691	–	642,691
	3,522,705	(771,667)	2,751,038	9,288,446	(771,667)	8,516,779
LOSS FROM OPERATIONS	(1,607,056)	771,667	(835,389)	(3,850,865)	771,667	(3,079,198)
OTHER INCOME (EXPENSE)
Equity in income (losses) from investments	(1,657)	–	(1,657)	45,028	–	45,028
Gain (Loss) on Financial Instruments (3)	(540,000)	(2,262,611)	(2,802,611)	1,500,000	294,044	1,794,044
Gain on early extinguishment of debt (4)	0	244,265	244,265	–	244,265	244,265
Interest income	11,247	–	11,247	69,165	–	69,165
Interest expense (5)	(1,373,927)	(327,802)	(1,701,729)	(4,329,455)	266,081	(4,063,374)
	(1,904,337)	(2,346,148)	(4,250,485)	(2,715,262)	804,390	(1,910,872)
NET LOSS FROM CONTINUING OPERATIONS	(3,511,393)	(1,574,481)	(5,085,874)	(6,566,127)	1,576,057	(4,990,070)
DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	24,910	–	24,910	24,910	–	24,910
Net loss from discontinued operations	(171,637)	–	(171,637)	(1,120,423)	–	(1,120,423)
	(146,727)	–	(146,727)	(1,095,513)	–	(1,095,513)
NET LOSS	($3,658,120)	($1,574,481)	($5,232,601)	($7,661,640)	$1,576,057	($6,085,583)
Basic net loss per share from continuing operations	($0.07)		($0.10)	($0.13)		($0.10)
Basic net loss per share from discontinued operations	$0.00		$0.00	($0.02)		($0.02)
Basic net loss per share	($0.07)		($0.10)	($0.15)		($0.12)

Diluted net loss per share from continuing operations	($0.07)		($0.10)	($0.13)		($0.10)
Diluted net loss per share from discontinued operations	$0.00		$0.00	($0.02)		($0.02)
Diluted net loss per share	($0.07)		($0.10)	($0.15)		($0.12)

Weighted average shares used to compute net loss per share:
Basic	53,676,751		53,676,751	52,523,523		52,523,523
Diluted	53,676,751		53,676,751	52,523,523		52,523,523

Explanatory Notes: September 2005 Income Statement

(1)	As previously reported in the Company’s quarterly report on form 10-QSB for the period ended September 30, 2005 and filed with the Securities and Exchange Commission on November 21, 2005.
(2)	Reclassification of charge from general and administrative expense to gain on early extinguishment of debt.
(3)
Gain (Loss) on financial instruments: Record the gain (loss) on financial instruments related to both the fair value adjustment for the outstanding warrants and the embedded derivative related to the conversion feature in the convertible notes.

(4)	Gain on early extinguishment of debt: To record the gain associated with the early extinguishment of debt generated by the renegotiation of the Laurus debt instruments on July 28, 2005.
(5)	Interest expense: Record adjustments to interest expense for the revised amortization of the discount on debt for both the warrants and the embedded derivatives.

Note 23 - Subsequent Events

On February 1, 2006, the Company restructured its financing with Laurus again by entering into financing agreements with Laurus, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1,000,000 to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10,000,000 to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the “Option”) at an exercise price of $.001 per share. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July 2005) at a 5% premium. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of January 31, 2006) plus 1.0%, with a floor of 5.0%. Payments of principal and interest will be made in equal monthly amounts until maturity of both notes on December 31, 2007, at which time the 5% premium will also be due.

In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the “Formula Amount” (as defined therein). The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s common stock underlying the Option, as well as the shares of the Company’s common stock and the shares of the Company’s common stock underlying the warrants held by Laurus, within 90 days. As of the date of this filing, Laurus owns approximately 809,525 shares of the Company’s common stock, an option to purchase up to 3,080,000 shares of the Company's common stock at an exercise price of $.001 per share and warrants to purchase 400,000 shares of the Company’s common stock at $4.35 per share, 200,000 shares of the Company’s common stock at $4.65 per share and 200,000 shares of the Company’s common stock at $5.25 per share.

In February 2006, the Company entered into a Securities Purchase Agreement with Taurus Advisory Group LLC, pursuant to which it issued 19,000 shares of the Company’s newly created Series A Convertible Preferred Stock, $0.001 par value. Each shares of Series A preferred stock has a stated value of $100.00. The Company also granted Taurus a warrant to purchase 1,900,000 shares of the Company’s common stock exercisable at a price of $0.60 per share (subject to adjustments related to stock splits, reclassifications, combinations, dividends, change of control or the issuance of pari passu securities). The warrant is exercisable for a period of five years.

In February 2006, the Company repurchased 3,892,355 shares of its common stock from the Company’s largest non-affiliated stockholder, WHRT I Corp. for $1,848,868.80, and such shares were placed back into the Company’s treasury. An additional 253,027 shares of our common stock relating to the escrowed shares were also placed back into treasury. The Company utilized the proceeds from its issuance of its Series A Convertible Preferred Stock in order to finance this common stock repurchase.

In February 2006, the Company received $2,050,000 as a result of Informatica Corporation’s acquisition of Similarity Systems. In July 2005, the Company sold substantially all the assets of its subsidiary, Evoke Software Corporation, to Similarity Systems for cash and future consideration.

In January 2006, the Company granted a stock option to purchase 1,000,000 shares of Company common stock to an executive. The exercise price is $0.46 per share, the options vest over a three year period from the date of grant, expire five years from the date of grant and had a fair value on the grant date of $430,000. Additionally, in April 2006, incentive stock options to purchase 130,000 shares of Company common stock were granted to employees. The exercise price for this grant is $1.05 per share, the options vest over a three year period from the date of grant, expire ten years from the date of grant and had a fair value on the grant date of $135,200.

In December 2005, the Company obtained a $1,000,000 short term loan from certain investors represented by Taurus. This note bears interest at 8% per annum. The note is dated December 19, 2005 and initially matured on January 31, 2006. The maturity date for this note has been extended to June 1, 2006. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes. As of December 31, 2005, $500,000 had been drawn down on this loan. The Company obtained the remaining $500,000 available under this loan in January 2006. In conjunction with this note, these investors received a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.675 per share in December 2005, a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.75 per share in February 2006 and a warrant to purchase 554,000 shares of our common stock with an exercise price of $1.30 per share in March 2006. These warrants expire in December 2008, January 2009 and February 2009, respectively.

In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 5, 2005. The maturity date for this note has been extended to May 6, 2006. The second note is dated July 22, 2005 and originally matured on September 22, 2005. The maturity date for this note has been extended to April 22, 2006. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

On April 18, 2006, the Company received a letter from the American Stock Exchange related to its late filing of this Form 10-KSB. The late filing was in violation of the continued listing standards of the American Stock Exchange. The letter requires the Company to become compliant with the continued listing standards of the American Stock Exchange by June 16, 2006, and the Company believes that it became compliant upon the filing of this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2006

/s/ Scott Newman
Scott Newman
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Newman Scott Newman	President, Chief Executive Officer and Chairman	April 20, 2006

/s/ Mitchell Peipert Mitchell Peipert	Vice President, Chief Financial Officer, Secretary and Treasurer	April 20, 2006

/s/ Glenn Peipert Glenn Peipert	Executive Vice President, Chief Operating Officer and Director	April 20, 2006

/s/ Lawrence K. Reisman Lawrence K. Reisman	Director	April 20, 2006

/s/ Joseph Santiso Joseph Santiso	Director	April 20, 2006