Form 10KSB/A
period 2005-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2006-05-22
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending December 31, 2005
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______ to ______ .
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

Explanatory Note

         This Amendment No. 1 to this Annual Report of Form 10-KSB for the year ended December 31, 2005 was filed in order to restate the consolidated financial statements as of and for the year ended December 31, 2005 to revise the accounting treatment for the recorded gain on financial instruments. An incorrect stock price was previously used in the valuation of the liability for the Laurus common stock warrants and the compound embedded derivative liability at December 31, 2005.

         Parts 1 and 2 have been amended herein to reflect this change. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing.  All information contained in this Amendment No. 1 and the original filing is subject to updating and supplementing as provided in periodic reports subsequent to the original filing date of this Form 10-KSB with the Securities and Exchange Commission.

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

During the fiscal years ended December 31, 2005 and December 31, 2004, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the fiscal year ended December 31, 2005, we reported a net loss in the approximate amount of ($5.1 million). The Company recorded a ($6.1 million) loss from operating activities for the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, we sustained a net loss in the approximate amount of ($35.3 million). The Company recorded a ($17.0 million) loss from operating activities for the fiscal year ended December 31, 2004, of which $12.2 million of the loss resulted from impairment of goodwill and intangibles for the year ended December 31, 2004. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We may continue to generate losses from the ongoing business prior to returning the Company to profitability.

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

Our common stock commenced trading on the AMEX on September 21, 2005. The AMEX (Part 10, Section 1003) requires stockholders’ equity (for continued listing) of at least $2.0 million if a listed company has sustained net losses in its five most recent fiscal years. As of December 31, 2005, our stockholders’ equity was approximately $1.6 million. However, Section 1003 includes an exception to such requirement. Specifically, AMEX will not normally consider suspending a listed company if the company (i) has a total market capitalization of at least $50 million; or total assets and revenue of $50 million each in its last fiscal year, or in two of its last three fiscal years; and (ii) the Company has at least 1.1 million shares publicly held, a market value of publicly held shares of at least $15 million and 400 round lot stockholders. The Company currently meets such exception as well, however there can be no assurance that it will continue to do so, nor that AMEX will not consider the commencement of suspending or removing the Company’s listing on the AMEX.

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

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the Years
	Ended December 31,
	2005	2004
	(as Restated)
Net Revenue	$27,269,909	$23,893,106
Gross Profit	7,097,506	5,046,129
Net loss from continuing operations	(4,014,302)	(22,697,298)
Loss from discontinued operations	(1,103,971)	(12,650,908)
Net loss	(5,118,273)	(35,348,206)
Basic loss per share
From continuing operations	$(0.08)	$(0.49)
From discontinued operations	$(0.02)	$(0.27)
Net loss per share	$(0.10)	$(0.76)
Diluted loss per share:
From continuing operations	$(0.08)	$(0.49)
From discontinued operations	$(0.02)	$(0.27)
Net loss per share	$(0.10)	$(0.76)

	Selected Statement of Financial Position Data for the Years
	Ended December 31,
	2005	2004
	(as Restated)
Working capital	$(7,587,860)	$(13,923,181)
Total assets	18,478,469	28,868,029
Long-term debt	3,042,914	6,659,449
Related party debt	1,772,368	307,981
Total stockholders' equity	1,629,139	1,294,522

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

The Company adjusts the fair value of its financial instruments relating to its warrant and embedded derivative liabilities each quarter and records a gain or loss on the instruments. During the year ended December 31, 2005, the Company recorded a $7.8 million gain on the financial instruments and during the year ended December 31, 2004, the Company recorded a $0.6 million loss on the financial instruments. For accounting purposes, the Company recorded the renegotiation of the Laurus debt instruments in July 2005 and November 2005 as early extinguishments of debt and recorded the remaining discount and liability to gain or loss on the early extinguishments of debt. See Footnote 10 of the Notes to the Consolidated Financial Statements for further discussion.

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

The Company’s working capital deficit is ($7.6 million) as of December 31, 2005 compared to ($13.9 million) as of December 31, 2004. The Company’s working capital position has improved during the current year primarily due to gains resulting from the fair value adjustments to the financial instruments during the current year. However, the losses generated by the Company have resulted in the need for $2.0 million of additional borrowings against the Company’s line of credit, a $1.0 million loan on a short term note payable, $1.3 million raised through the sale of Company common stock, and an additional $1.4 million of loans to the Company by the Chief Executive Officer and the Chief Operating Officer of the Company.

        Cash used in operating activities during the year ended December 31, 2005 was approximately $3.6 million, a decrease in cash used in operating activities of $0.8 million from the year ended December 31, 2004.  Cash used in operating activities primarily relates to cash used as a result of operating losses of approximately $4.0 million and a decline in accounts payable of approximately $0.6 million relating to the sale of Evoke Software Corporation, which is partially offset by payables acquired related to the acquisitions of McKnight Associates and Integrated Strategies.  Partially offsetting this cash decline is a approximately $1.0 million reduction in accounts receivable, also resulting from the sale of Evoke, partially offset by acquired receivables from the acquisitions of McKnight Associates and Integrated Strategies and the timing of collections from customers.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Services International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 22 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004.

As discussed in Note 24 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2005.  The Company used an incorrect stock price and, therefore, incorrectly valued the derivative liability relating to common stock warrants and compound embedded derivatives as of December 31, 2005. As a result, the Company restated its financial instrument liability and the gain on financial instruments.

/s/ Friedman LLP

East Hanover, New Jersey
April 20, 2006,
except for Notes 1, 2, 4, 12, 14, 17, 24 as to which the date is May 22, 2006

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
	2005	2004
ASSETS	(as Restated)	(as Restated, see Notes 1 and 22 )
CURRENT ASSETS
Cash	$176,073	$1,028,146
Restricted cash	-	83,375
Accounts receivable, net of allowance for doubtful accounts of $489,070 and $209,582 in 2005 and 2004, respectively	3,194,375	4,349,229
Accounts receivable from related parties; (Note 21)	569,908	781,100
Prepaid expenses	142,432	309,459
TOTAL CURRENT ASSETS	4,082,788	6,551,309

PROPERTY AND EQUIPMENT, at cost, net; (Note 6)	417,469	587,575

OTHER ASSETS
Restricted cash	-	4,269,377
Goodwill	7,239,566	4,690,972
Intangible assets, net of accumulated amortization of $740,350 and $911,142 in 2005 and 2004, respectively; (Note 7)	1,862,964	3,627,096
Deferred financing costs, net of accumulated amortization of $467,604 and $126,767 in 2005 and 2004, respectively; (Note 8)	425,705	766,542
Discount on debt issued, net of accumulated amortization of $678,917 and $941,212 in 2005 and 2004, respectively; (Note 9)	4,177,428	8,217,278
Equity investments	149,117	144,460
Other assets	123,432	13,420
	13,978,212	21,729,145

Total Assets	$18,478,469	$28,868,029

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit; (Note 10)	$4,713,312	$3,733,403
Current portion of long-term debt	495,122	120,834
Accounts payable and accrued expenses	2,519,446	3,777,940
Short term note payable; (Note 11)	1,063,990	1,000,000
Deferred revenue	41,121	1,327,222
Financial instruments; (Note 12)	2,837,657	10,515,091
TOTAL CURRENT LIABILITIES	11,670,648	20,474,490

LONG-TERM DEBT, net of current portion, (Note 13)	3,042,914	6,659,449
RELATED PARTY NOTE PAYABLE; (Note 21)	1,772,368	307,981
DEFERRED TAXES	363,400	-
Total Liabilities	16,849,330	27,441,920

MINORITY INTEREST	-	131,587

COMMITMENTS AND CONTINGENCIES; (Note 20)	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 85,000,000 shares authorized;
54,093,916 and 51,472,140 issued and outstanding in 2005 and 2004, respectively	54,094	51,472
Additional paid in capital	42,264,407	36,814,064
Accumulated deficit	(40,689,362)	(35,576,312)
Accumulated other comprehensive income	-	5,298
Total Stockholders' Equity	1,629,139	1,294,522

Total Liabilities and Stockholders' Equity	$18,478,469	$28,868,029

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004
	(as Restated)	(as Restated, see Notes 1 and 22)
REVENUE:
Services	$23,392,464	$19,755,370
Related party services	3,731,198	3,837,065
Software	123,198	184,882
Support and maintenance	225,133	42,979
Other	157,916	72,810
	27,629,909	23,893,106
COST OF REVENUE:
Services (inclusive of stock-based compensation of zero and $1.4 million at December 31, 2005 and 2004, respectively)	17,316,494	15,367,477
Related party services	3,215,909	3,345,318
Software	-	134,182
Support and maintenance	-	-
Other	-	-
	20,532,403	18,846,977
GROSS PROFIT	7,097,506	5,046,129

OPERATING EXPENSES
Selling and marketing	4,521,054	3,210,790
General and administrative (inclusive of stock-based compensation of $0.5 million and $0.1 million at December 31, 2005 and 2004, respectively)	6,418,245	6,086,017
Goodwill and intangibles impairment	1,321,543	12,247,234
Depreciation and amortization	911,772	468,235
	13,172,614	22,012,276
LOSS FROM OPERATIONS	(6,075,108)	(16,966,147)

OTHER INCOME (EXPENSE)
Equity in earnings from investments	4,657	5,684
Financial instruments	7,796,569	(551,241)
Loss on early extinguishment of debt	(1,607,763)	-
Other income	-	7,300
Interest income	69,166	22,355
Interest expense	(4,201,823)	(5,024,449)
	2,060,806	(5,540,351)
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(4,014,302)	(22,506,498)
INCOME TAXES	-	190,800
NET LOSS FROM CONTINUING OPERATIONS	(4,014,302)	(22,697,298)

DISCONTINUED OPERATIONS (Note 4):
Gain on disposal of discontinued operations	$49,148	$-
Loss from discontinued operations	(1,153,119)	(12,650,908)
	(1,103,971)	(12,650,908)
NET LOSS	$(5,118,273)	$(35,348,206)

Basic net loss per share from continuing operations	$(0.08)	$(0.49)
Basic net loss per share from discontinued operations	$(0.02)	$(0.27)
Basic net loss per share	$(0.10)	$(0.76)

Diluted net loss per share from continuing operations	$(0.08)	$(0.49)
Diluted net loss per share from discontinued operations	$(0.02)	$(0.27)
Diluted net loss per share	$(0.10)	$(0.76)

Weighted average shares used to compute net loss per share:
Basic	52,919,340	46,548,065
Diluted	52,919,340	46,548,065

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional	Retained	Other	Total
	Common	Capital	Paid-in	Earnings	Comprehensive	Stockholders'	Comprehensive
	Shares	Stock	Capital	(Deficit)	Income	Equity	Loss
				(as Restated)		(as Restated)	(as Restated)
Balance, December 31, 2003	66,667	$67	$1,447,183	$(228,106)	$-	$1,219,144
Net loss	-	-	-	(35,348,206)		(35,348,206)	(35,348,206)
Foreign currency translation	-	-	-	-	5,298	5,298	5,298
Effect of Conversion Services International recapitalization	(66,667)	(67)	67	-	-	-
Relative fair value of warrants issued	-	-	500,000	-	-	500,000
Issuance of Common Stock in connection with the reverse merger into LCS Golf.	39,533,333	39,533	(39,533)	-	-	-
Issuance of Common Stock in connection with the acquisition of DeLeeuw Associates, Inc.	5,333,333	5,333	15,834,667	-	-	15,840,000
Issuance of Common Stock in connection with the conversion of debt into Company stock.	1,269,841	1,270	1,998,730	-	-	2,000,000
Issuance of Common Stock in connection with the acquisition of Evoke Software Corporation.	5,097,537	5,098	12,379,000	-	-	12,384,098
Issuance of Common Stock in connection with a stock purchase agreement.	238,095	238	499,762	-	-	500,000
Compensation expense for stock and stock option grants	-	-	1,479,902	-	-	1,479,902
Discount on debt issued	-	-	1,500,000	-	-	1,500,000
Unsecured convertible line of credit beneficial conversion feature	-	-	1,214,286	-	-	1,214,286
Total comprehensive loss	-	-	-	-	-	-	(35,342,908)
Balance, December 31, 2004, as restated (See Notes 1 and 22)	51,472,139	$51,472	$36,814,064	$(35,576,312)	$5,298	$1,294,522

Net loss	-	-	-	(5,118,273)	-	(5,118,273)	(5,118,273)
Foreign currency translation	-	-	-	-	(75)	(75)	(75)
Sale of Evoke Software Corp.	-	-	-	5,223	(5,223)	-
Issuance of Common Stock in connection with a stock purchase agreement.	595,238	595	1,249,405	-	-	1,250,000
Issuance of Common Stock in connection with a conversion of debt to equity.	476,190	476	999,524	-	-	1,000,000
Issuance of Common Stock in connection with a legal settlement.	21,368	21	80,107	-	-	80,128
Issuance of Common Stock in connection with the Evoke Software Corp. acquisition.	286,204	287	429,019	-	-	429,306
Issuance of Common Stock in connection with the acquisition of McKnight Associates	909,091	909	1,771,818	-	-	1,772,727
Issuance of Common Stock in connection with a stock option exercise.	333,334	334	776,333	-	-	776,667
Issuance of fractional shares resulting from the 1:15 reverse stock split.	352	-	-	-	-	-
Compensation expense for stock and stock option grants.	-	-	33,026	-	-	33,026
Relative fair value of warrants issued.	-	-	111,111	-	-	111,111
Total comprehensive loss	-	-	-	-	-	-	(5,118,348)
Balance, December 31, 2005	54,093,916	$54,094	$42,264,407	$(40,689,362)	$-	$1,629,139

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004
	(as Restated)	(as Restated, see Notes 1 and 22)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,118,273)	$(35,348,205)
Net loss from discontinued operations	(1,103,971)	$(12,650,908)
Net loss from continuing operations	$(4,014,302)	$(22,697,297)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization of leasehold improvements	137,798	132,890
Amortizaton of intangible assets	433,137	217,503
Amortization of discount on debt	2,873,617	941,212
Amortization of relative fair value of warrants issued	110,105	60,652
Amortization of deferred financing costs	340,837	134,402
Excess of derivative value over notional amount of debt	449,275	2,305,360
Beneficial conversion feature associated with convertible debt instruments	-	1,214,286
Deferred taxes	-	190,800
Goodwill impairment	1,321,543	12,247,235
Stock and stock option based compensation	542,460	1,479,902
(Gain) loss on change in fair value of financial instruments	(7,796,569)	551,240
Loss on early extinguishment of debt	1,607,763	-
Allowance for doubtful accounts	92,862	91,823
Write-off deferred loan costs	-	45,213
Loss on disposal of equipment	-	88,190
Income from equity investments	(4,657)	(5,684)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,042,245	(1,040,154)
(Increase) decrease in accounts receivable from related parties	211,192	(388,100)
(Increase) decrease in prepaid expenses	69,419	(95,574)
(Increase) decrease in other assets	(108,375)	14,721
Increase (decrease) in accounts payable and accrued expenses	(550,502)	1,639,815
Increase (decrease) in deferred revenue	(75,546)	116,667
Net cash used in operating activities of continuing operations	(3,317,698)	(2,754,898)
Net cash used in operating activities of discontinued operations	(302,260)	(1,692,381)
Net cash used in operating activities	(3,619,958)	(4,447,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(31,498)	(143,582)
Investment in DeLeeuw Associates, net of cash acquired	-	(2,010,266)
Investment in Evoke Software Corp., net of cash acquired	-	334,073
Investment in McKnight Associates, Inc., net of cash acquired	(946,412)
Investment in Integrated Strategies, Inc., net of cash acquired	(2,175,820)
Equity investment in Leading Edge Communications Corp.	-	(83,000)
Net cash used in investing activities of continuing operations	(3,153,730)	(1,902,775)
Net cash used in investing activities of discontinued operations	-	(4,251)
Net proceeds from the sale of discontinued operations	644,958	-
Net cash used in investing activities	(2,508,772)	(1,907,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances under line of credit	1,838,307	1,950,704
Principal payment on short-term notes	(76,054)
Issuance of short-term note payable	1,000,000	1,000,000
Issuance of long-term note payable	-	4,730,623
Issuance of long-term note payable to stockholders	1,767,914	307,981
Deferred loan costs	-	(893,309)
Principal payments on long-term debt	(4,348,695)	(665,085)
Proceeds from sale of Company common stock	1,255,000	500,000
Principal payments on capital lease obligations	(117,778)	(85,595)
Proceeds from repayment of stockholder loans	-	203,623
Principal payments on stockholder loans	(381,561)	-
Restricted cash	4,334,375	(83,375)
Net cash provided by financing activities	5,271,508	6,965,567

Effect of exchange rate changes on cash and cash equivalents	5,149	5,298

NET (DECREASE) INCREASE IN CASH	(852,073)	616,560
CASH, beginning of period	1,028,146	411,586

CASH, end of period	$176,073	$1,028,146

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

Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have changed to the pro forma amounts indicated below:

	Year ended	Year ended
	December 31, 2005	December 31, 2004
Net loss:	(as Restated)

As reported	$(5,118,273)	$(35,348,206)
Add: Stock based compensation expense recorded	33,026	1,466,777
Less: Compensation expense per SFAS 123	(1,243,073)	(2,998,232)
Pro forma	$(6,328,320)	$(36,879,661)
Net loss per share:
As reported
Basic	$(0.10)	$(0.76)
Diluted	(0.10)	(0.76)
Pro forma
Basic	$(0.12)	$(0.79)
Diluted	(0.12)	(0.79)

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

Note 2: Liquidity

The Company has incurred net losses and negative cash flows from operating activities for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, and has an accumulated deficit of $40.7 million at December 31, 2005.

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

	Year ended	Year ended
	December 31, 2005	December 31, 2004
	(as Restated)
Revenues	$32,440,262	$32,083,229
Net Loss	$(4,115,076)	$(22,449,341)
Net Loss per share	$(0.08)	$(0.48)

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

In order to correct the financial statements so that they comply with US generally accepted accounting principles, the Company has restated the consolidated financial statements and the July 2005 amendment to the note was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, the unamortized discounts, of the warrants and the compound embedded derivatives, aggregating $4,954,482 and the fair value of the 333,333 options to purchase Company common stock issued in connection with the amendment, amounting to approximately $772,000, were included in the Company’s determination of the debt extinguishment recorded in the third quarter of fiscal year 2005. The $244,000 aggregate gain from these transactions accounted for as an early extinguishment of debt included in other income (expense) for the year ended December 31, 2005.

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

For the year ended December 31, 2005, the Company performed the Black-Scholes calculation to revalue the warrants as of that date. In using this model, the Company used an expected life of 5.62 years; an underlying stock price of $0.53 per share; no dividends; a risk free rate of 4.36% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2005 equaled $349,000. The change in fair value of the warrants resulted in an amount of ($2,432,000) and is included as a charge to financial instruments for the year ended December 31, 2005.

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

Using a probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability was computed at $4,265,000, $4,519,000 and $1,267,500 at August 16, 2004 (date of inception), December 31, 2004 and December 31, 2005, respectively. The model replicated the economics of the notes and applied different events based on various conditions likely to occur over the life of the note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the convertible notes.

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

	December 31,
	2005	2004
	(as Restated)	(as Restated)
Net operating losses	$4,997,000	$1,880,000
Capital loss carryforwards	4,000,000	-
Accounts receivable	196,000	84,000
Property and equipment	(1,000)	(16,000)
Accounts payable and accrued expenses	3,000	32,000
Long-term debt	(143,000)	1,743,000
Goodwill	(34,000)	2,779,000
Intangible assets	(517,000)	620,000
Stock based compensation	605,000	605,000
	$9,106,000	7,727,000
Valuation allowance	(9,106,000)	(7,727,000)
	$-	$-

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $9,106,000 and $7,727,000 for the years ended December 31, 2005 and 2004, respectively, representing a current year change in the valuation allowance of ($1,128,000). This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

Income taxes computed at the federal statutory rate differ from the amounts provided as follows:

	For the year ended December 31,
	2005	2004
	(as Restated)
Provision for Federal taxes at statutory rate (34%)	(34.0)%	(34.0)%
State taxes, net of Federal benefit	(4.0)%	(2.9)%
Permanent difference due to non-deductible items	(11.1)%	17.1%
Foreign income taxed at different rates	0.0%	0.4%
Valuation allowance applied against income tax benefit	26.9%	20.0%

Income tax provision	0.0%	0.6%

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

Basic and diluted loss per share were determined as follows:

	For the years ended December 31,
	2005	2004
	(as Restated)
Net loss from continuing operations (A)	$(4,014,302)	$(22,697,298)
Net loss from discontinued operations (B)	$(1,103,971)	$(12,650,908)
Net loss (C)	$(5,118,273)	$(35,348,206)
Weighted average outstanding shares of common stock (D)	52,919,340	46,548,065
Common stock and common stock equivalents (E)	52,919,340	46,548,065

Basic loss per share:
From continuing operations (A/D)	$(0.08)	$(0.49)
From discontinued operations (B/D)	$(0.02)	$(0.27)
Net loss per share (C/D)	$(0.10)	$(0.76)

Diluted loss per share:
From continuing operations (A/E)	$(0.08)	$(0.49)
From discontinued operations (B/E)	$(0.02)	$(0.27)
Net loss per share (C/E)	$(0.10)	$(0.76)

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

Note 24 - Restatement of Previously Reported Financial Information

At December 31, 2005 the Company restated its financial statements to adjust previously reported amounts to properly reflect the recording of the financial instrument liability as of December 31, 2005. The Company had previously used an incorrect year end Company stock price in calculating the valuation of the Laurus common stock warrant and the compound embedded derivative liability as of December 31, 2005.

A summary of the balance sheet and income statement effects of the restatement for the year ended December 31, 2005 is as follows:

	As of December 31, 2005
	As reported	Restated
Financial instruments	$2,209,733	$2,837,657
Total current liabilities	11,042,724	11,670,648
Total liabilities	16,221,406	16,849,330
Accumulated deficit	(40,061,438)	(40,689,362)
Total stockholders' equity	2,257,063	1,629,139

	For the year ended December 31, 2005
	As reported	Restated
Financial instruments	$8,424,493	$7,796,569
Loss before income taxes and discontinued operations	(3,386,378)	(4,014,302)
Net loss from continuing operations	(3,386,378)	(4,014,302)
Net loss	(4,490,349)	(5,118,273)
Basic net loss per share from continuing operations	$(0.06)	$(0.08)
Basic net loss per share	$(0.08)	$(0.10)
Diluted net loss per share from continuing operations	$(0.06)	$(0.08)
Diluted net loss per share	$(0.08)	$(0.10)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2006

/s/ Scott Newman
Scott Newman
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Newman Scott Newman	President, Chief Executive Officer and Chairman	May 22, 2006

/s/ Mitchell Peipert Mitchell Peipert	Vice President, Chief Financial Officer, Secretary and Treasurer	May 22, 2006

/s/ Glenn Peipert Glenn Peipert	Executive Vice President, Chief Operating Officer and Director	May 22, 2006

/s/ Lawrence K. Reisman Lawrence K. Reisman	Director	May 22, 2006

/s/ Joseph Santiso Joseph Santiso	Director	May 22, 2006