Form 10-Q
period 2006-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2006-05-22
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 2006

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From              to

                        Commission File Number: 001-32623


                     CONVERSION SERVICES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                    20-0101495
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)


100 Eagle Rock Avenue, East Hanover, New Jersey                   07936
   (Address of principal executive offices)                    (Zip Code)


                                 (973) 560-9400
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                  Class                                          May 10, 2006
                  -----                                          ------------
Common Stock, $0.001 par value per share                       49,988,634 shares

                     CONVERSION SERVICES INTERNATIONAL, INC.

                                    FORM 10-Q

                    For the three months ended March 31, 2006

                                      INDEX

                                                                            Page
Part I.  Financial Information

           Item 1. Financial Statements                                        2

                    a) Condensed Consolidated Balance Sheets as of
                       March 31, 2006 (unaudited) and December 31, 2005        3

                    b) Condensed Consolidated Statements of Operations
                       for the three months ended March 31, 2006 and
                       2005 (unaudited)                                        4

                    c) Condensed Consolidated Statements of Cash Flows
                       for the three months ended March 31, 2006 and
                       2005 (unaudited)                                        5

                   d)  Notes to Condensed Consolidated Financial
                       Statements (unaudited)                                  7

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        24

           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                                42

           Item 4. Controls and Procedures                                    42

Part II. Other Information                                                    45

           Item 1. Legal Proceedings                                          45

           Item 6. Exhibits                                                   45

Signature                                                                     46

                          PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,     December 31,
                                                            2006            2005
                                                        ------------    ------------
ASSETS
CURRENT ASSETS
  Cash                                                  $  1,367,753    $    176,073
  Accounts receivable, net of allowance for doubtful
    accounts of $401,101 and $489,070 as of March
    31, 2006 and December 31, 2005, respectively           4,090,251       3,194,375
  Accounts receivable from related parties; (Note 22)        495,927         569,908
  Prepaid expenses                                           106,578         142,432
                                                        ------------    ------------
      TOTAL CURRENT ASSETS                                 6,060,509       4,082,788
                                                        ------------    ------------

PROPERTY AND EQUIPMENT, at cost, net; (Note 6)               377,996         417,469

OTHER ASSETS
  Goodwill                                                 7,193,774       7,239,566
  Intangible assets, net of accumulated amortization
    of $884,377 and $740,350 as of March 31, 2006
    and December 31, 2005, respectively; (Note 7)          1,718,937       1,862,964
  Deferred financing costs, net of accumulated
    amortization of $136,604 and $467,604 as of March
    31, 2006 and December 31, 2005, respectively;
    (Note 8)                                                 100,435         425,705
  Discount on debt issued, net of accumulated
    amortization of $862,581 and $678,917 as of March
    31, 2006 and December 31, 2005, respectively;
    (Note 9)                                               2,489,778       4,177,428
  Equity investments                                         152,218         149,117
  Other assets                                               121,565         123,432
                                                        ------------    ------------
                                                          11,776,707      13,978,212
                                                        ------------    ------------

      Total Assets                                      $ 18,215,212    $ 18,478,469
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Line of credit; (Note 10)                             $  5,620,047    $  4,713,312
  Current portion of long-term debt                          628,212         495,122
  Accounts payable and accrued expenses                    2,016,830       2,519,446
  Short term notes payable; (Note 11)                      2,518,938       1,063,990
  Deferred revenue                                            59,518          41,121
  Financial instruments; (Note 12)                         2,620,363       2,837,657
                                                        ------------    ------------
      TOTAL CURRENT LIABILITIES                           13,463,908      11,670,648

LONG-TERM DEBT, net of current portion, (Note 13)          2,120,898       3,042,914
RELATED PARTY NOTE PAYABLE; (Note 22)                      1,783,566       1,772,368
DEFERRED TAXES                                               363,400         363,400
                                                        ------------    ------------
      Total Liabilities                                   17,731,772      16,849,330
                                                        ------------    ------------

SERIES A CONVERTIBLE PREFERRED STOCK, $0.001 par
  value, $100.00 stated value, 20,000,000 shares
  authorized; 19,000 and zero shares issued and
  outstanding at March 31, 2006 and December 31,
  2005, respectively (Note 15)                               809,946              --

COMMITMENTS AND CONTINGENCIES; (Note 21)                          --              --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 85,000,000 shares
    authorized; 49,988,634 and 54,093,916 issued and
    outstanding at March 31, 2006 and December 31,
    2005, respectively                                        54,134          54,094
  Additional paid in capital                              47,062,955      42,264,407
  Treasury stock, at cost, 4,145,382 and zero shares
    in treasury as of March 31, 2006 and December
    31, 2005, respectively                                (1,848,869)             --
  Accumulated deficit                                    (45,594,726)    (40,689,362)
                                                        ------------    ------------
      Total Stockholders' Equity (Deficit)                  (326,506)      1,629,139
                                                        ------------    ------------

      Total Liabilities and Stockholders' Equity
         (Deficit)                                      $ 18,215,212    $ 18,478,469
                                                        ============    ============

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                     2006              2005
                                                 ------------      ------------

REVENUE:
  Services                                       $  6,254,618      $  4,990,765
  Related party services                              585,264         1,096,402
  Software                                                 --            50,000
  Support and maintenance                                  --            75,250
  Other                                                    --            32,698
                                                 ------------      ------------
                                                    6,839,882         6,245,115
COST OF REVENUE:
  Services                                          4,841,858         3,565,884
  Related party services                              554,096           974,571
                                                 ------------      ------------
                                                    5,395,954         4,540,455
                                                 ------------      ------------
GROSS PROFIT                                        1,443,928         1,704,660
                                                 ------------      ------------

OPERATING EXPENSES
  Selling and marketing                             1,183,247         1,083,636
  General and administrative                        1,483,404         1,682,311
  Depreciation and amortization                       214,350           192,830
                                                 ------------      ------------
                                                    2,881,001         2,958,777
                                                 ------------      ------------
LOSS FROM OPERATIONS                               (1,437,073)       (1,254,117)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
  Equity in earnings from investments                   3,101            43,292
  Gain (loss) on financial instruments             (2,215,699)           57,922
  Loss on early extinguishment of debt             (2,311,479)               --
  Other income                                             --                --
  Interest income                                          --            24,192
  Interest expense                                   (978,381)       (1,128,071)
                                                 ------------      ------------
                                                   (5,502,458)       (1,002,665)
                                                 ------------      ------------
LOSS BEFORE INCOME TAXES AND
DISCONTINUED OPERATIONS                            (6,939,531)       (2,256,782)
INCOME TAXES                                               --                --
                                                 ------------      ------------
NET LOSS FROM CONTINUING OPERATIONS                (6,939,531)       (2,256,782)

DISCONTINUED OPERATIONS: (Note 5)
Gain on disposal of discontinued operations         2,050,000                --
Loss from discontinued operations                          --          (583,296)
                                                 ------------      ------------
                                                    2,050,000          (583,296)
                                                 ------------      ------------
NET LOSS                                           (4,889,531)       (2,840,078)
Preferred stock dividends                             (15,833)               --
                                                 ------------      ------------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                     $ (4,905,364)     $ (2,840,078)
                                                 ============      ============

  Basic net loss per share from
    continuing operations                        $      (0.13)     $      (0.05)
  Basic net income (loss) per share from
    discontinued operations                      $       0.04      $      (0.01)
  Basic net loss per share                       $      (0.09)     $      (0.06)

  Diluted net loss per share from
    continuing operations                        $      (0.13)     $      (0.05)
  Diluted net income (loss) per share from
    discontinued operations                      $       0.04      $      (0.01)
  Diluted net loss per share                     $      (0.09)     $      (0.06)
Weighted average shares used to
  compute net income (loss) per share:
  Basic                                            51,658,897        51,531,664
  Diluted                                          51,658,897        51,531,664

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                  2006            2005
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (4,889,531)   $ (2,840,078)
  Net gain (loss) from discontinued operations                   2,050,000    $   (583,296)
    Net loss from continuing operations                       $ (6,939,531)   $ (2,256,782)

  Adjustments to reconcile net loss from continuing
   operations to net cash used in operating activities:
    Depreciation and amortization of leasehold improvements         39,473          35,833
    Amortizaton of intangible assets                               144,027          61,110
    Amortization of debt discounts                                 375,684         233,053
    Amortization of relative fair value of warrants issued         321,599         522,955
    Amortization of deferred financing costs                        30,850          95,886
    Stock and stock option based compensation                      391,800          15,794
    (Gain) loss on change in fair value of financial
     instruments                                                 2,215,699         (57,922)
    Loss on early extinguishment of debt                         2,311,479              --
    Allowance for doubtful accounts                                (87,969)        (11,300)
    Income from equity investments                                  (3,101)        (43,724)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                    (807,907)        373,552
    (Increase) decrease in accounts receivable from
     related parties                                                73,981          (1,730)
    Decrease in prepaid expenses                                    35,853          28,944
    Decrease in goodwill                                            45,792              --
    (Increase) decrease in other assets                              1,865         (66,667)
    Decrease in accounts payable and accrued expenses             (358,528)       (204,323)
    Increase (decrease) in deferred revenue                         18,397         (32,473)
                                                              ------------    ------------
      Net cash used in operating activities of
       continuing operations                                    (2,190,537)     (1,307,794)
    Net cash provided by operating activities of
     discontinued operations                                            --         181,504
                                                              ------------    ------------
      Net cash used in operating activities                     (2,190,537)     (1,126,290)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                 --         (20,367)
                                                              ------------    ------------

      Net cash used in investing activities of
       continuing operations                                            --         (20,367)
      Net proceeds from the sale of discontinued
       operations                                                2,050,000              --
      Net cash provided by (used in) investing activities        2,050,000         (20,367)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances under line of credit                                615,651          51,220
  Proceeds from issuance of short-term note payable                500,000              --
  Proceeds from issuance of long-term note payable                 381,256              --
  Deferred financing costs                                        (110,000)             --
  Principal payments on long-term debt                             (78,020)             --
  Proceeds from sale of Company common stock and
   exercise of stock options                                        33,083       1,250,000
  Acquisition of treasury stock                                 (1,848,869)             --
  Proceeds from sale of Series A Convertible
   Preferred Stock                                               1,900,000              --
  Principal payments on capital lease obligations                  (37,163)        (31,165)
  Principal payments on stockholder loans                          (23,721)         (8,363)
  Restricted cash                                                       --          59,183
                                                              ------------    ------------
      Net cash provided by financing activities                  1,332,217       1,320,875

    Effect of exchange rate changes on cash and cash
     equivalents                                                        --           2,808

NET INCREASE IN CASH                                             1,191,680         177,026
CASH, beginning of period                                          176,073       1,028,146
                                                              ------------    ------------
CASH, end of period                                           $  1,367,753    $  1,205,172
                                                              ============    ============

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                             2006         2005
                                                           --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                   $141,240     $ 11,388
  Cash paid for income taxes                                     --           --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  During 2006 and 2005, the Company entered into various capital lease arrangements for computer and trade show equipment in the amount of $0 and $13,378, respectively.

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

      CSI was formerly known as LCS Group, Inc. ("LCS"). In January 2004, CSI merged with and into a wholly owned subsidiary of LCS. In connection with this transaction, among other things, LCS changed its name to "Conversion Services International, Inc."

Basis of Presentation

      The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

      These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and other reports filed with the Securities and Exchange Commission.

Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Doorways, Inc., DeLeeuw Associates, Inc., Integrated Strategies, Inc., McKnight Associates, Inc., LEC Corporation of NJ and CSI Sub Corp. (DE). All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method. The results of Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp. and now known as CSI Sub Corp. II (DE)) have been included in these condensed consolidated financial statements as a component of discontinued operations. Substantially all assets of Evoke were sold to Similarity Systems in July 2005. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

      Goodwill represents the amounts paid in connection with the acquisitions of the DeLeeuw Associates, Integrated Strategies, McKnight Associates and the assets of Scosys, Inc. Additionally, as part of the Scosys, DeLeeuw Associates and McKnight Associates acquisitions, the Company acquired identifiable intangible assets

      Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five years. The approved vendor status intangible asset is being amortized over an estimated life of forty months. The proprietary presentation format intangible asset is being amortized over an estimated life of three years. The customer relationship intangible asset is being amortized over an estimated life of thirty months. The order backlog intangible asset is being amortized over an estimated life of five months.

Deferred financing costs

      The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments, which currently range from one to three years.

Discount on debt

      The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, events of default and a liquidated damages clause, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments. The discount is classified as a deferred financing cost.

      The Company has also recorded discount on debt due to beneficial conversion feature charges as per EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" related to convertible debt instruments that include beneficial conversion features. The discount on debt is amortized to interest expense over the five-year term of the related debt instrument.

Stock-Based Compensation Expense

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.4 million which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended March 31, 2005 under APB 25.

      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Condensed Consolidated Statement of Operations, other than as related to acquisitions, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards related to performance shares granted subsequent to December 31, 2005 are recognized using the straight line method over the vesting period. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

      The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

      On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the modified prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Concentrations of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At March 31, 2006, LEC and Bank of America accounted for approximately 10.1% and 20.4% of the Company's accounts receivable balance, respectively.

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

Derivatives

      The Company accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At March 31, 2006, the Company had not entered into any transactions which were considered hedges under SFAS 133.

Reclassification

      Certain amounts in prior periods have been reclassified to conform to the 2006 financial statement presentation.

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

Note 2: Liquidity

      The Company has incurred net losses and negative cash flows from operating activities for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, and has an accumulated deficit of ($45.6 million) at March 31, 2006.

      As of March 31, 2006, the Company had a cash balance of approximately $1.4 million and working capital of ($7.4 million).

      The Company has experienced continued losses that exceeded expectations from 2004 through the quarter ended March 31, 2006. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company's liquidity issues. To address the liquidity issue, the Company entered into various debt instruments and during 2005 the Company raised $1.25 million through the sale of common stock in the Company. In order to continue to fund the Company's operations, additional financing may be required and, in the event revenues do not increase to planned levels, the Company may be required to implement various expense reductions in order to resolve the ongoing liquidity issues.

      Our primary liquidity needs are for working capital and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. Certain short term note holders have agreed to extend their maturity dates of the Notes on a month-to-month basis until the Company raises sufficient funds to pay the Notes in full. Amounts outstanding under the Notes at March 31, 2006 was $1.5 million. In addition, Mr. Scott Newman, Mr. Glenn Peipert and Mr. Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to $1.5 million based on their ability to sell their Company common stock in order to provide the necessary financing.

Note 3: Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" (""APB 29"), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004 and we will adopt this provision, as applicable, during fiscal year 2006.

      In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143")" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

Note 4 - Mergers and acquisitions

      On July 22, 2005, the Company acquired McKnight Associates. In consideration of this merger agreement, the Company paid the following consideration: $500,000 in cash, the commitment to pay an additional $250,000, in cash, by June 2006 (the Company paid Mr. McKnight $125,000 in March 2006), the issuance of 909,091 shares of the Company common stock, plus the assumption of substantially all of the liabilities of McKnight.

      On July 29, 2005 the Company acquired Integrated Strategies, Inc. and ISI Consulting, LLC (collectively, "ISI"). In consideration of this merger agreement, the Company paid the following consideration to Adam Hock and Larry Hock, individual majority stockholders of ISI: (i) $2,050,000 in cash (reduced by certain amounts), (ii) the issuance of a promissory note in the amount of $177,937 (which was later reduced to $76,054), (iii) the issuance by the Company of a subordinated promissory note in the amount of $165,000, and (iv) the assumption of substantially all the liabilities of ISI. The agreement also provides for the commitment, subject to certain revenue and profit thresholds (as described in the agreement), to pay additional cash and issue shares of the Company common stock.

      The pro forma consolidated statements of operations for the three months ended March 31, 2005 set forth below gives effect to the acquisitions of McKnight Associates, Inc. and Integrated Strategies, Inc. as if they occurred on January 1, 2005.

                                                              Three months ended
                                                                March 3, 2005
                                                              ----------------
Revenues                                                      $      8,435,949
Net loss                                                      $     (2,171,163)
Net loss per share                                            $          (0.04)

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

      The 821,053 shares and the earnout noted above as consideration to be received by the Company were both contingent upon certain post-closing events. However, as a result of Informatica Corporation's acquisition of Similarity Systems in February 2006, the Company received $2,050,000 as a final payment on all future consideration related to the agreement with Similarity.

Note 6 - Property and equipment

Property and equipment consisted of the following:

                                                    March 31,      December 31,
                                                      2006             2005
                                                  ------------     ------------

Computer equipment                                $    998,339     $    998,339
Furniture and fixtures                                 161,543          161,543
Leasehold improvements                                  92,459           92,459
                                                  ------------     ------------
                                                     1,252,341        1,252,341
Accumulated depreciation                              (874,345)        (834,872)
                                                  ------------     ------------

                                                  $    377,996     $    417,469
                                                  ============     ============

Depreciation and amortization expense related to property and equipment totaled $0.1 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Note 7 - Intangible assets

Intangibles acquired have been assigned as follows:
                                    March 31,     December 31,    Amortization
                                      2006            2005           period
                                  ------------    ------------    ------------

Customer contracts                $    414,000    $    414,000      5 years
Approved vendor status                 538,814         538,814     40 months
Customer relationships                 685,000         685,000     2.5 years
Tradename                              722,000         722,000     Indefinite
Proprietary presentation format        173,000         173,000      3 years
Order backlog                           50,500          50,500      5 months
Proprietary rights and rights
  to the name of Scosys, Inc.           20,000          20,000     Indefinite
                                  ------------    ------------
                                     2,603,314       2,603,314
Accumulated amortization              (884,377)       (740,350)
                                  ------------    ------------

                                  $  1,718,937    $  1,862,964
                                  ============    ============

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

                   Amortization of
                  Intangible Assets
                  -----------------
            2007            576,107
            2008            381,608
            2009             19,222
      Thereafter                 --
                  -----------------
                  $         976,937

Note 8 - Deferred financing costs

      The Company has incurred and capitalized financing costs in connection with two financing transactions consummated during 2004. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

                                         March 31, 2006      December 31, 2005
                                       ------------------    ------------------

Laurus Master Fund                     $          110,000    $          766,270
Sands Brothers                                    127,039               127,039
                                       ------------------    ------------------
                                       $          237,039    $          893,309
Accumulated amortization                         (136,604)             (467,604)
                                       ------------------    ------------------
                                       $          100,435    $          425,705
                                       ==================    ==================

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

                             March 31,     December 31,
                               2006            2005       Amortization period
                           ------------    ------------   -------------------

Laurus Master Fund         $         --    $  2,276,345         36 months
Sands Brothers                1,080,000       1,080,000      12-15 months
Taurus Advisory Group         2,272,359       1,500,000          5 years
                           ------------    ------------
                              3,352,359       4,856,345
Accumulated amortization       (862,581)       (678,917)
                           ------------    ------------
                           $  2,489,778    $  4,177,428
                           ============    ============

See Note 12 for further discussion on Laurus Master Fund early extinguishment of debt.

Note 10 - Line of credit

      In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"), whereby we had access to borrow up to $6.0 million based upon eligible accounts receivable. We paid $0.75 million in brokerage and transaction closing related costs. This transaction was restructured in July 2005 and November 2005.

      On February 1, 2006, the Company restructured its financing with Laurus by entering into financing agreements with Laurus which removed all conversion features in the originally issued notes, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1 million to Laurus (the "Term Note"), (b) issued a secured non-convertible revolving note in the principal amount of $10 million to Laurus (the "Revolving Note", collectively with the Term Note, the "Notes"), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the "Option") at an exercise price of $0.001 per share. The Company has no obligation to meet financial covenants under the notes. The proceeds from the issuance of the Notes were used to refinance the Company's outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July and November 2005) at a 5% premium. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.75% as of March 31, 2006) plus 1%, with a floor of 5.0%. Payments and interest will be made in equal monthly amounts until maturity of the Notes on December 31, 2007, at which time the 5% premium will also be due. In addition, payments of principal on the Term Note will be made in equal monthly amounts until maturity of the Notes on December 31, 2007. A common stock purchase warrant issued to Laurus in August 2004 provides Laurus with the right to purchase 800,000 shares of the Company's common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011. (See Note 12 Financial Instruments for further discussion)

      In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement in the amount of $3,101,084, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the "Formula Amount" (as defined therein). The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company's common stock underlying the Option, as well as the shares of the Company's common stock and the shares of the Company's common stock underlying the warrants held by Laurus, within 90 days. As of the date of this filing, Laurus owns approximately 809,525 shares of the Company's common stock, the option to purchase up to 3,080,000 shares of the Company's common stock and the warrant to purchase 800,000 shares of the Company's common stock.

Note 11 - Short Term Notes Payable

      In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 5, 2005. The maturity date for this note has been extended to June 6, 2006. The second note is dated July 22, 2005 and originally matured on September 22, 2005. The maturity date for this note has been extended to June 22, 2006. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

      In July 2005, in conjunction with the acquisition of Integrated Strategies, the Company issued a short term note in the principal amount of $165,000 payable to Adam Hock and Larry Hock, the former principle stockholders of Integrated Strategies. This note bears interest at 5% per annum and matures on October 28, 2006.

      In December 2005, the Company executed a $1,000,000 short term note from certain investors represented by Taurus. This note bears interest at 8% per annum. The note is dated December 19, 2005 and initially matured on January 31, 2006. As of December 31, 2005, the Company had obtained $500,000 under the note. The remaining $500,000 was received in January 2006. The maturity date for this note has been extended to June 1, 2006. These investors received a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.675 per share The warrant expires in December 2008. These short term note holders have agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.

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

      In connection with the December 2005 short-term loan from Taurus, the Company issued a warrant to purchase 277,777 shares of the Company's common stock to Taurus in February 2006. This warrant has an exercise price of $0.75 per share and expires in January 2009. Using the Black-Scholes option pricing model, the Company calculated the relative fair value of this warrant to purchase 277,777 shares of the Company's common stock to be $169,444. The assumptions used in the relative fair value calculation are as follows: Company stock price on February 1, 2006 of $0.70 per share; exercise price of the warrants of $0.75 per share; three year term; volatility of 170.85%; annual rate of dividends of 0%; and a risk free interest rate of 4.80%. Since the fair value of these warrants at the February 2006 issuance date was calculated to be greater than 10% of the amount of the related loan, the Company considered this transaction to be an early extinguishment of debt. As a result, the unamortized relative fair value of the warrants issued on December 19, 2005 was charged to loss on early extinguishment of debt and the relative fair value as of February 1, 2006 for both the December 19, 2005 warrant issue and the February 1, 2006 warrant issue was recorded as a reduction of the liability and an increase to stockholders' equity.

      In connection with the December 2005 short-term loan from Taurus, the Company issued a warrant to purchase 554,000 shares of the Company's common stock to Taurus in March 2006. This warrant has an exercise price of $1.30 per share and expires in February 2009. Using the Black-Scholes option pricing model, the Company calculated the relative fair value of this warrant to purchase 554,000 shares of the Company's common stock to be $548,460. The assumptions used in the relative fair value calculation are as follows: Company stock price on March 1, 2006 of $1.10 per share; exercise price of the warrants of $1.30 per share; three year term; volatility of 188.69%; annual rate of dividends of 0%; and a risk free interest rate of 4.80%. Since the fair value of these warrants at the March 2006 issuance date was calculated to be greater than 10% of the amount of the related loan, the Company considered this transaction to be an early extinguishment of debt. As a result, the unamortized relative fair value of the warrants issued on December 19, 2005 and February 1, 2006 was charged to loss on early extinguishment of debt and the relative fair value as of March 1, 2006 for the December 19, 2005, February 1, 2006 and the March 1, 2006 warrant issue was recorded as a reduction of the liability and an increase to stockholders' equity.

      In September 2005, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, "Sands") three subordinated secured convertible promissory notes equaling $1.080 million (the "Notes"), each with an annual interest rate of 12% expiring January 1, 2007. The Notes were secured by substantially all corporate assets, but subordinate to Laurus. The Notes were convertible into shares of the Company's common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a "Qualified Financing"). The Company also issued Sands three common stock purchase warrants (the "2005 Warrants") providing Sands with the right to purchase 400,000 shares of the Company's common stock. The exercise price of the shares of the Company's common stock issuable upon exercise of the 2005 Warrants shall be equal to a price per share of common stock equal to one hundred twenty percent (120%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Financing has been consummated by December 15, 2006, then Sands may elect to exercise the 2005 Warrants at a fixed conversion price of $2.10 per share. The latest that the Warrants may expire is December 15, 2009.

      As the result of a prior Note between the Company and Sands, in September 2004, the Company had also issued Sands three common stock purchase warrants (the "2004 Warrants") providing Sands with the right to purchase 400,000 shares of the Company's common stock. The exercise price of the shares of the Company's common stock issuable upon exercise of the 2004 Warrants shall be equal to a price per share of common stock equal to forty percent (40%) of the price of the securities issued pursuant to a Qualified Financing. If no Qualified Financing had been consummated by September 8, 2005, then Sands may have elected to exercise the 2004 Warrants at a fixed conversion price of $2.10 per share. The latest that the 2004 Warrants may expire is September 8, 2008.

      In an event of default under the Sands notes, Sands may declare all obligations immediately due and payable and will have the right to take possession of the collateral. Further, if an event of default occurs and is continuing beyond any applicable grace period, the unpaid balance of principal and interest from the date of default shall begin and continue to accrue until the payment in full of all unpaid principal and accrued interest hereunder at a default rate equal to 13%. As of March 31, 2006, the Company is in compliance with all provisions of the Sands notes.

      On March 31, 2006, in conjunction with the acquisition of McKnight Associates, the Company issued a short term note in the principal amount of $125,000 payable to William McKnight, the former principal stockholder of McKnight Associates. This note bears interest at 8% per annum and matures on June 30, 2006.

Note 12 - Financial Instruments

      Laurus

      The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $2,394,000 at the date of inception. The various embedded derivative features were bundled together as a single, compound embedded derivative instrument and bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features included the conversion feature within the notes, the conversion reset feature, the early redemption option, and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability. The unamortized discount was being amortized to interest expense using the effective interest method over the life of the notes, or 36 months. As of February 2006, an early extinguishment of the debt occurred and, accordingly, the discount on debt and the Compound Embedded Derivative Liability related to this debt were recognized as a component of other income (expense).

      For the year ended December 31, 2005, the Company performed the Black-Scholes calculation to revalue the warrants as of that date. In using this model, the Company used an expected life of 5.62 years; an underlying stock price of $0.53 per share; no dividends; a risk free rate of 4.36% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2005 was approximately $349,000. The change in fair value of the warrants was approximately ($2,432,000) for the year ended December 31, 2005.

      The Company performed the Black-Scholes calculation as of February 1, 2006 to revalue the warrants just prior to the debt amendment which has been accounted for as an early extinguishment of debt. In using this model, the Company used an expected life of 5.54 years; an underlying stock price of $0.70 per share; no dividends; a risk free rate of 4.51% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of February 1, 2006 equaled $468,496.

      The Company performed the Black-Scholes calculation as of March 31, 2006 to revalue the warrants as of that date. In using this model, the Company used an expected life of 5.38 years; an underlying stock price of $1.03 per share; no dividends; a risk free rate of 4.82% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of March 31, 2006 equaled $703,567.

      Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into stockholders' equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

      Using a probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability was computed at $1,267,500, $2,432,994 at December 31, 2005 and February 1, 2006, respectively. The model replicated the economics of the notes and applied different events based on various conditions likely to occur over the life of the note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount. (as unamortized discount) to the notional amounts of the Convertible Notes. At March 31, 2006, due to the February 1, 2006 debt amendment, there were no compound embedded derivative liabilities that needed to be marked to market on the Laurus debt. As of the date of extinguishment, February 1, 2006, the remaining value of the unamortized derivative was recognized as a component of other income (expense).

      Sands

      The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $567,421 at September 22, 2005, the date of inception. Sands was also issued a warrant in conjunction with a prior instrument in September 2004. This warrant was also valued individually as a freestanding derivative financial instrument, and totaled $1,742,093 at September 22, 2004, the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option, and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 15 months.

      For the year ended December 31, 2005, the Company performed the Black-Scholes calculation to revalue the warrants as of that date. In using this model, for the revaluation of the 2004 warrants, the Company used an expected life of 2.69 years; an underlying stock price of $0.53 per share; no dividends; a risk free rate of 4.37% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2005 equaled $141,732. For the revaluation of the 2005 warrants, the Company used an expected life of 3.00 years; an underlying stock price of $0.53 per share; no dividends; a risk free rate of 4.37% and volatility of 150.0%. The resulting aggregate allocated value of these warrants as of December 31, 2005 equaled $190,333.

      For the three months ended March 31, 2006, the Company performed the Black-Scholes calculation to revalue the warrants as of that date. In using this model, for the revaluation of the 2004 warrants, the Company used an expected life of 2.44 years; an underlying stock price of $1.03 per share; no dividends; a risk free rate of 4.82% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of March 31, 2006 equaled $300,170. For the revaluation of the 2005 warrants, the Company used an expected life of 3.00 years; an underlying stock price of $1.03 per share; no dividends; a risk free rate of 4.83% and volatility of 150.0%. The resulting aggregate allocated value of these warrants as of March 31, 2006 equaled $375,965.

      Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into stockholders' equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

      Using a probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability related to the September 2005 Sands Note was computed at $961,854, $889,436 and $1,241,023 at September 22, 2005
(date of inception), December 31, 2005 and March 31, 2006, respectively. The note matures on January 1, 2007. The model replicated the economics of the notes and applied different events based on various conditions likely to occur over the life of the note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability.

Probability-Weighted Expected Cash Flow Methodology

                                                            Liability
                                                   ----------------------------
                                                     March 31,     December 31,
Assumption                                             2006            2005
                                                   ------------    ------------
Risk-free interest rate                                    4.82%           4.41%

Registration Default                                          0%              0%
Increasing 2.5% per month
Default status                                                5%              5%
Increasing .25% monthly
Alternative financing available                               0%              0%
Increasing 5.0% monthly up to 25%

Annual growth rate of stock price                        31.945%         31.485%
Future projected volatility                                 150%            150%
Reset Provisions occurring                                   30%             50%
Weighted Average Conversion Reset Price            $      1.523    $      1.098

Note 13 - Long Term Debt

Long-term debt consisted of the
following:

                                                     March 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------

Secured convertible term note with a
maturity date of August 16, 2007 unless
converted into common stock at the note
holder's option. The initial conversion
price is $2.10 per share, however, was
reduced to $1.00 per share on November
30, 2005. Interest accrues at a rate of
prime plus one percent. As of December
31, 2005, the interest rate on this note
was 8.25%. See note 10 - Line of credit
for further description of this
transaction.                                       $         --    $    651,305

Secured non-convertible term note with a
maturity date of December 31, 2007.
Interest accrues at a rate of prime plus
one percent. As of March 31, 2006, the
interest rate on this note was 8.75%.
See note 10 - Line of credit for further
description of this transaction.                        954,546              --

Convertible line of credit note with a
maturity date of June 6, 2009 unless
converted into common stock at the
Company or the note holder's option.
Interest accrues at 7% per annum. The
original conversion price to shares of
common stock is equal to 75% of the
average trading price for the prior ten
trading days. In September 2004, the
price was reset to $1.58 per share. A
warrant to purchase 277,778 shares of
Company common stock was also issued.
The exercise price of the warrant is
$2.10 per share and the warrant expires
on June 6, 2009. An allocation of the
relative fair value of the warrant and
the debt instrument was performed. The
relative fair value of the warrant was
determined to be $500,000 and is being
amortized to interest expense over the
life of the note. A discount on debt
issued of $1,500,000 was recorded in
September 2004 based on the reset
conversion terms.                                     2,000,000       2,000,000

Senior subordinated secured convertible
promissory note with a maturity date of
January 1, 2007 unless converted into
common stock at the note holder's
option. Interest accrues at 12% per
annum. A warrant to purchase 400,000
shares of Company common stock was also
issued. The exercise price of the
warrant is $2.10 per share and the
warrant expires on December 15, 2009.                        --       1,080,000

Notes payable under capital lease
obligations payable to various finance
companies for equipment at varying rates
of interest, ranging from 18% to 33% as
of December 31, 2005, and have maturity
dates through 2008.                                     111,231         148,393
                                                   ------------    ------------
                                                      3,065,777       3,879,698
Relative fair values, at issuance,
ascribed to warrants associated with the
above debt agreements. This amount is
being accreted to the debt instrument
over the term of the related debt
agreements, which range from three to
five years.                                            (316,667)       (341,662)
                                                   ------------    ------------
Subtotal                                              2,749,110       3,538,036

Less: Current portion of long-term debt,
including obligations under capital
leases of $82,758 and current portion of
long term debt of $545,454 as of March
31, 2006 and current portion of capital
leases of $104,342 as of December 31,
2005.                                                  (628,212)       (495,122)
                                                   ------------    ------------
                                                   $  2,120,898    $  3,042,914
                                                   ============    ============

Future annual payments of long-term debt is as follows:

                                    Years Ending
                                    ------------
                                        2006       $         --    $    495,122
                                        2007            628,212       1,373,756
                                        2008            431,700          10,820
                                        2009              5,865       2,000,000
                                        2010          2,000,000              --
                                                   ------------    ------------
                                                   $  3,065,777    $  3,879,698
                                                   ============    ============

    Obligations under Capital Leases

    The Company has entered into various capital leases that are collateralized by computer equipment and a trade show booth with an original cost of approximately $408,000 and $411,000 as of March 31, 2006 and December 31, 2005, respectively.

    The following schedule lists future minimum lease payments under the capital leases with their present values as of March 31, 2006 and December 31, 2005:

                                            March 31,     December 31,
                                              2006            2005
                                          ------------    ------------

               2006                                 --         122,125
               2007                             95,221          37,451
               2008                             25,494          11,523
               2009                              6,190
                                          ------------    ------------
                                               126,905         171,099
Less: Amount representing interest             (15,674)        (22,706)
                                          ------------    ------------

                                          $    111,231    $    148,393
                                          ============    ============

      During the three months ended March 31, 2006 and 2005, the Company recorded depreciation expense related to equipment under capital leases of approximately $28,000 and $25,100, respectively.

      On October 29, 2003, the Company made arrangements to obtain a $2.0 million Unsecured Convertible Line of Credit Note. The terms of this note provide for interest accruing on advances at 7% per annum with a maturity date of October 28, 2008, unless converted into Common Stock at the Company's or the Note holder's option. In February 2004, the Company borrowed the entire $2.0 million available under this line of credit. In May 2004, pursuant to the complete conversion of this unsecured convertible line of credit note, the participating investor received 1,111,111 shares of our common stock, plus interest. Due to an adjustment in the conversion price in September 2004, participating investors received an additional 158,730 shares of common stock. As a result of the initial conversion and the adjustment, we recorded a beneficial conversion charge of $1.2 million. Further in May 2004, we raised an additional $2.0 million pursuant to a new five-year unsecured promissory note with the same investor. In June 2004, we replaced the May 2004 note by issuing a five-year $2.0 million unsecured convertible line of credit note with the same investor. The note accrues at an annual interest rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.575 per share. In addition, such investor received a warrant to purchase 277,778 shares of our common stock at an exercise price of $1.575 per share. This warrant expires in June 2009. This note also contains beneficial conversion features, and as a result, we recorded a beneficial conversion charge of $1.5 million which is being amortized into income over the life of the debt instrument. Additionally, using the Black-Scholes option pricing model, we determined the fair value of the warrant to be $0.5 million. The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes option pricing model and the following assumptions: contractual term of five years, an average risk free interest rate of 1.33%, a dividend yield of 0%, and volatility of 138.62%. The relative fair value attributed to the warrant issued is amortized over the note's maturity period (60 months) as interest expense.

Note 14 - Income Taxes

      The Company's provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

      The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $11.0 million and $8.9 million for the three months and the year ended March 31, 2006 and December 31, 2005, respectively. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

Note 15 - Series A Convertible Preferred Stock

      In February 2006, the Company entered into a Securities Purchase Agreement with Taurus Advisory Group LLC, pursuant to which it issued 19,000 shares of the Company's newly created Series A Convertible Preferred Stock, $0.001 par value. Each shares of Series A preferred stock has a stated value of $100.00. Each share of preferred stock is convertible into Company common stock at a $0.50 per share conversion price. The Company also granted Taurus a warrant to purchase 1,900,000 shares of the Company's common stock exercisable at a price of $0.60 per share (subject to adjustment). The warrant is exercisable for a period of five years.

      Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 1,900,000 shares of Company common stock to be approximately $1,128,000. This relative fair value has been recorded as a reduction of the $1,900,000 mezzanine equity balance for the preferred stock and an addition to additional paid-in capital. This amount is being amortized to interest expense over the five year life of the preferred stock. The assumptions used in the relative fair value calculation are as follows: Company stock price on February 2, 2006 of $1.49 per share; exercise price of the warrants of $0.60 per share; five year term; volatility of 187.13%; annual rate of dividends of 0%; and a risk free interest rate of 4.82%. Additionally, the Company calculated a beneficial conversion feature charge related to the conversion price for the preferred stock to common stock of approximately $772,000. The beneficial conversion feature is being amortized to interest expense over the five year life of the preferred stock.

Note 16 - Treasury Stock

      In February 2006, the Company repurchased 3,892,355 shares of its common stock from the Company's largest non-affiliated stockholder, WHRT I Corp. for $1,848,868.80, and such shares were placed back into the Company's treasury. An additional 253,027 shares of our common stock relating to the escrowed shares were also placed back into treasury. The Company utilized the proceeds from its issuance of its Series A Convertible Preferred Stock in order to finance this common stock repurchase.

Note 17 - Common Stock Warrants

      In connection with the issuance of 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group LLC ("Taurus") in February 2006, a warrant to purchase 1,900,000 shares of the Company's common stock was issued to Taurus. The warrant is exercisable for a period of five years and has an exercise price of $0.60 per share (subject to adjustments related to stock splits, reclassifications, combinations, dividends, change of control or the issuance of pari passu securities). See Note 15 for further discussion of this transaction.

      In connection with the Taurus short-term loans, the Company issued a warrant to purchase 277,777 shares of the Company's common stock to Taurus in February 2006. This warrant has an exercise price of $0.75 per share and expires in January 2009. Additionally, a warrant to purchase 554,000 shares of the Company's common stock was issued to Taurus in March 2006. This warrant has an exercise price of $1.30 per share and expires in February 2009. See Note 11 for further discussion of this transaction.

Note 18 - Stock Based Compensation

      On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes and net income for the three months ended March 31, 2006 was $0.4 million and $0.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was a reduction of $0.01 per share.

Valuation Assumptions

      In connection with the adoption of SFAS 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $0.39 per share. The fair value of each is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line attribution approach with the following weighted-average assumptions:


                                Three Months Ended

                                  March 31, 2006
                                ------------------

      Expected volatility                  162.82%

      Risk-free interest rate                4.76%

      Expected dividends                        0%

      Expected life (yrs)                      5.0

      In 2006, the Company used the implied volatility for one-year traded options on the Company's stock as the expected volatility assumption required in the Black-Scholes model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, the Company had used its historical stock price volatility, in accordance with SFAS 123, for purposes of calculating its pro forma information. The selection of the implied volatility approach in 2006 was based upon the availability of actively traded options in the Company's stock and the Company's assessment that implied volatility is more representative of future stock price trends than historical volatility.

      The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options and employee stock purchases.

      The dividend yield assumption is based on the Company's history of not paying dividends and the resultant future expectation of dividend payouts.

      The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

      As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

Descriptions of Plans

Stock Option Plans

      The 2003 Incentive Plan ("2003 Plan") authorizes the issuance of up to 6,666,667 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant.

      To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company's income tax return. There were no tax benefits realized by the Company during 2005 or 2004.

      The following summarizes the stock option transactions under the 2003 Plan during 2006:

                                                       Weighted average
                                            Shares      exercise price
                                           ---------   ----------------

Options outstanding at December 31, 2005   4,883,114      $     1.43
Options granted                            1,000,000            0.46
Options exercised                            (40,100)           0.83
Options canceled                            (263,333)           0.96
                                           ---------   ----------------
Options outstanding at March 3l, 2006      5,579,681      $     1.29
                                           =========   ================

      The following table summarizes information concerning outstanding and exercisable Company common stock options at March 31, 2006:

                                      Weighted
                        Number         Average        Weighted          Number         Weighted
   Range of          Outstanding      Remaining        Average       Exerciseble        Average
Exervice Prices     As of 03/31/06   Contractual   Exercise Price   As of 03/31/06   Exercise Price

$0.4600  $0.4600         1,000,000          4.78          $0.4600               0           $0.0000
$0.6000  $0.6000            30,000          9.72          $0.6000               0           $0.0000
$0.8250  $0.8250           553,299          8.55          $0.8250         553,299           $0.8250
$0.8300  $0.8300         2,411,500          9.63          $0.8300               0           $0.0000
$2.4750  $2.4750         1,030,000          7.99          $2.4750         669,998           $2.4750
$3.0000  $3.0000           503,549          8.16          $3.0000         173,079           $3.0000
$3.4500  $3.4500            51,333          8.48          $3.4500          17,549           $3.4500
$0.4600  $3.4500         5,579,681          8.21          $1.2856       1,413,925           $1.9057


Prior to the Adoption of FAS 123(R):

      Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."

      Consistent with the disclosure provisions of SFAS 148, the Company's net income and basic and diluted net income per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         Three Months
                                                        Ending March 31,
                                                              2005
                                                        ----------------
      Net loss:
         As reported                                    $     (2,840,078)
         Less: Compensation expense per SFAS No. 123(R)         (382,646)
                                                        ----------------
         Pro forma net loss                             $     (3,222,724)
                                                        ================

      Net loss per share:
         As reported
            Basic                                                  (0.06)
            Diluted                                                (0.06)
         Pro forma
            Basic                                                  (0.06)
            Diluted                                                (0.06)


There were no options granted pursuant to the option plans during the three months ended March 31, 2005.

      Prior to fiscal 2006, the expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Note 19 - Loss Per Share

      Basic and diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.

      The loss attributable to common stockholders includes the reported net loss plus the additional loss attributable to preferred stock dividends and accretion. Diluted loss per share would additionally reflect the potential dilution that could occur if securities or other contracts to insure common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity; however, due to the reported losses, all such assumed exercises, conversions and issuances would be anti-dilutive for all periods presented and are therefore not considered in the diluted loss per share computations.

      For the three months ended March 31, 2006 and 2005, 5,579,681 and 2,699,399 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share. Additionally, the effect of 4,887,332 warrants which were issued between June 7, 2004 and March 1, 2006 were excluded from the calculation of diluted loss per share for the three months ended March 31, 2006 and 2005.

Note 20 - Major Customers

      During the three months ended March 31, 2006, the Company had sales relating to one major customer, Bank of America, comprising 23.8% of revenues, and totaling approximately $1,634,000. Amounts due from services provided to this customer included in accounts receivable was approximately $1,000,000 at March 31, 2006. As of March 31, 2006, Bank of America accounted for approximately 20.4% of the Company's accounts receivable balance. Effective in February 2006, the administration of our consultants working at Bank of America was outsourced by Bank of America to a third-party vendor. As a result of this outsourcing, the payment terms with this vendor have been extended to 60 days. Previously, Bank of America paid the Company in under 30 days. As a result, the accounts receivable balance related to servicing this client has increased substantially due to this change. The Company is not aware of any collectibility issues with respect to this arrangement. See Note 22.

      During the three months ended March 31, 2005, the Company had sales to one major customer, LEC, a related party (16.0%) which totaled approximately $1,096,000. Amounts due from this customer included in accounts receivable was approximately $783,000 at March 31, 2005. As of March 31, 2005, LEC accounted for approximately 17.6% of the Company's accounts receivable balance.

Note 21 - Commitments and Contingencies

      Legal Proceedings

      On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company's failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company's failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. On September 30, 2005, the Company filed its answer to complaint and third-party complaint against Scorpio Systems, alleging that Mr. Bhupatiraju embarked on a scheme to circumvent his contractual obligations under the asset purchase agreement, his non-compete agreement with the Company, and in violation of his duties of loyalty and fidelity to his employer (the Company) via Scorpio Systems, among other things. Notwithstanding Mr. Bhupatiraju's contractual obligations, the Company alleges that he sold the assets of Scosys while at the same time operating and/or owning a competing business, Scorpio Systems. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action and pursue its countersuit.

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

      The Company also leases office space at 11 Penn Plaza, New York, NY 10001. The monthly lease payment is approximately $5,000 per month. The current extension on this lease expires March 31, 2007. The monthly lease payment during the lease extension period is approximately $4,300 per month.

      Rent expense, including automobile rentals, totaled approximately $100,000 and $91,000 during the three months ended March 31, 2006 and 2005, respectively.

      The Company is committed under several operating leases for automobiles that expire during 2007.

      Future minimum lease payments due under all operating lease agreements as of March 31, 2006 are as follows:

Years Ending March 31                  Office       Automobiles        Total
---------------------               ------------    ------------    ------------
        2007                        $    408,921    $     46,299    $    455,220
        2008                             347,514           5,789         353,303
        2009                             355,005              --         355,005
        2010                             360,405              --         360,405
        2011                             280,368              --         280,368
     Thereafter                               --              --              --
                                    ------------    ------------    ------------
                                    $  1,752,213    $     52,088    $  1,804,301
                                    ============    ============    ============

Note 22 - Related Party Transactions

      In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the three months ended March 31, 2006 and 2005, the Company invoiced LEC $585,264 and $1,096,402, respectively, for the services of consultants subcontracted to LEC by the Company. As of March 31, 2006 and December 31, 2005, the Company had accounts receivable due from LEC of $495,927 and $569,908, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. The Company feels confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 1000 clients.

      As of April 7, 2006, Mr. Scott Newman, President, Chief Executive Officer and Chairman, Mr. Glenn Peipert, Executive Vice President, Chief Operating Officer and Director, and Mr. Robert C. DeLeeuw, Senior Vice President, have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to a maximum amount of $1.5 million, based upon their ability to sell their Company common stock. Mr. Newman guaranties up to $858,000, Mr. Peipert guaranties up to $409,500 and Mr. DeLeeuw guaranties approximately $232,500. We believe that our reliance on such commitments is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitments. We believe that these written commitments provide us with the legal right to request and receive such advances from any of these officers. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 8% per annum. As of March 31, 2006, Mr. Newman's outstanding loan balance to the Company was $0.9 million, and Mr. Peipert's outstanding loan balance to the Company was $0.9 million. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 8% per annum, and each has a term expiring on April 30, 2007.

Note 23 - Subsequent Events

      In April 2006, incentive stock options to purchase 130,000 shares of Company common stock were granted to employees. The exercise price for this grant is $1.05 per share, the options vest over a three year period from the date of grant, and expire ten years from the date of grant.

      In April 2006, the Company paid an aggregate amount of $295,000 to Mr. Newman and Mr. Peipert as a partial repayment of their loans to the Company.

      As of May 22, 2006, an outside investor has agreed to support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to a maximum amount of $500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

      Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of our Business

      Conversion Services International, Inc. provides professional services to the Global 2000, as well as mid-market clientele relating to strategic consulting, data warehousing, business intelligence and data management and, through strategic partners, the sale of software. The Company's services based clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although it has clients in other industries as well. The Company's clients are primarily located in the northeastern United States. The Company is committed to being a leader in data warehousing and business intelligence consulting, enabling it to be a valuable asset and trusted advisor to its customers.

      The Company began operations in 1990. Its services were originally focused on e-business solutions and data warehousing. In the late 1990's, the Company strategically repositioned itself to capitalize on its data warehousing expertise in the fast growing business intelligence/data warehousing space. The Company became a public company via its merger with a wholly owned subsidiary of LCS Group, Inc., effective January 30, 2004.

      The Company's core strategy includes capitalizing on the already established in-house business intelligence/data warehousing ("BI/DW") and strategic consulting technical expertise and its seasoned sales force. This is expected to result in organic growth through the addition of new customers. In addition, this foundation will be leveraged as the Company pursues targeted strategic acquisitions.

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

      In addition to the conditions described above for growing the Company's current business, the Company will continue to grow through acquisitions. One of the Company's objectives is to make acquisitions of companies offering services complementary to the Company's lines of business. This is expected to accelerate the Company's business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company's offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States. These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players. To that end, the service industry has experienced consolidation during the past 24 months and the Company has been a participant in this consolidation. The Company has been active in acquiring companies during the last two years:

o In March 2004, the Company acquired DeLeeuw Associates, a management consulting firm in the information technology sector with core competency in delivering Change Management Consulting, including both Six Sigma and Lean domain expertise to enhance service delivery, with proven process methodologies resulting in time to market improvements within the financial services and banking industries. Historically, the DeLeeuw Associates business was involved in the operational integration of mergers and acquisitions, and would prescribe the systems integration work necessary. DeLeeuw Associates has now begun to sell the expanded suite of services offered by the Company, from operational integration to systems integration.

o In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of Leading Edge Communications Corporation ("LEC"). LEC provides enterprise software and services solutions for technology infrastructure management.

o In June 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke Software Corporation, which designed, developed, marketed and supported software programs for data analysis, data profiling and database migration applications and provides related support and consulting services. In July 2005, the Company divested substantially all of the assets of Evoke Software Corporation. The market for software has changed, and the Company determined that data profiling should no longer be a standalone product and needed to be part of a suite of tools. This is evidenced by the subsequent acquisition of the Evoke software product by Similarity Systems in July 2005 and then Informatica in January 2006.

o In July 2005, the Company acquired McKnight Associates, Inc. Since inception, McKnight Associates has focused on successfully designing, developing and implementing data warehousing and business intelligence solutions for its clients in numerous industries. Mr. William McKnight, the founder of McKnight Associates who joined the Company as Senior Vice President - Data Warehousing, is a well-known industry leader, frequently speaks at national trade shows and contributes to major data management trade publications.

o In July 2005, the Company acquired Integrated Strategies, Inc. ("ISI"). With offices in New York City, ISI is a professional services firm with a solutions-oriented approach to complex business and technical challenges. Similar to our wholly owned subsidiary, DeLeeuw Associates, which is best known for its large-scale merger integration management and business process change programs for the financial services markets, ISI also counts many industry leaders in this sector among its customers. Because of this shared focus, the operations of ISI were essentially folded into DeLeeuw Associates.

      The Company's most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

                                                       Selected Statement of
                                                     Operations Data for the
                                                   three months ended March 31,
                                                 ------------------------------
                                                      2006             2005
                                                 -------------    -------------
Net revenue                                      $   6,839,882    $   6,245,115
Gross profit                                         1,443,928        1,704,660
Net loss from continuing operations                 (6,939,531)      (2,256,782)
Income (loss) from discontinued operations           2,050,000         (583,296)
Net loss                                            (4,889,531)      (2,840,078)
Basic income (loss) per share:
  From continuing operations                     $       (0.13)   $       (0.05)
  From discontinued operations                   $        0.04    $       (0.01)
  Net loss per share                             $       (0.09)   $       (0.06)
Diluted income (loss) per share:
  From continuing operations                     $       (0.13)   $       (0.05)
  From discontinued operations                   $        0.04    $       (0.01)
  Net loss per share                             $       (0.09)   $       (0.06)

                                                Selected Statement of Financial
                                                      Position Data as of
                                                   March 31,      December 31,
                                                     2006             2005
                                                -------------     -------------
Working capital                                 $  (7,403,399)    $  (7,587,860)
Total assets                                       18,215,212        18,478,469
Long-term debt                                      2,120,898         3,042,914
Total stockholders' equity                           (326,506)        1,629,139

Three Months Ended March 31, 2006 and 2005

      Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing and data management. They are reflected in the chart below as a percentage of overall revenues:

                                             Percentage of Revenues for
                                               the three months ended
                                                      March 31,
Category of Services                          2006                2005
                                        ----------------    ----------------
Strategic Consulting                                43.3%               38.6%
Business Intelligence                               23.9%               20.6%
Data Warehousing                                    24.2%               16.1%
Data Management                                      8.6%               14.7%
Software & Support                                   0.0%                9.5%
Other                                                0.0%                0.5%

      Strategic consulting revenues were 43.3% of total revenues for the three months ended March 31, 2006, increasing by 4.7% points as compared to 38.6% of total revenues for the comparable prior year period. During March 2004, the Company acquired DeLeeuw Associates, whose revenue base is entirely in the strategic consulting category of services. In July 2005, the Company acquired Integrated Strategies, Inc. (ISI), whose revenue base is also entirely in the strategic consulting category of services. The DeLeeuw and ISI businesses currently account for all of the Company's strategic consulting revenues. While the DeLeeuw revenues for the three months ended March 31, 2006 were $2.0 million, as compared to $2.2 million for the three months ended March 31, 2005, ISI's revenues were $1.0 million and zero for the three months ended March 31, 2006 and 2005, respectively. Invoicing for DeLeeuw's largest client was $0.2 million less for the three months ended March 31, 2006, compared to the prior year.

      Business intelligence service revenues were 23.9% of total revenues for the year ended December 31, 2005, increasing by 3.3% points as compared to 20.6% of total revenues for the comparable prior year period. On an absolute dollar basis, business intelligence revenues increased by $0.2 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005 to $1.6 million for the three months ended March 31, 2006. This increase is primarily attributable to an increase in average billing rates of 11.0% for the three months ended March 31, 2006 versus the prior period, coupled with a 25.4% increase in billable hours for this line of business. The increase in billing rates is attributable to the utilization of higher skilled consultants, while the increase in billable hours is attributable to the addition in the number of consultants utilized.

      Data warehousing revenues were 24.2% of total revenues for the three months ended March 31, 2006, increasing by 8.1% points as compared to 16.1% of total revenues for the comparable prior year period. On an absolute dollar basis, data warehousing revenues increased by $0.6 million for the three months ended March 31, 2006, partially attributable to $0.3 million of revenues from McKnight Associates for the three months ended March 31, 2006. Although the average number of hours billed decreased by 4.5% for the three months ended March 31, 2006 compared to the same period in the prior year, the average billing rate increased 20.8%. This is attributable to the use of higher skilled consultants on current assignments.

      Data management revenues were 8.6% of total revenues for the three months ended March 31, 2006, decreasing by 6.1% points as compared to 14.7% of total revenues for the comparable prior year period. This category of services is less profitable to the Company than the other service categories and, as a result, is being de-emphasized and the Company's resources are being focused on the more profitable service categories.

      The Company intends to continue to focus on increasing revenues in the strategic consulting, business intelligence and data warehousing lines of business during 2006 and is continuing to de-emphasize the data management line of business since this category is less profitable to the Company than the other service categories.

Three Months ended March 31, 2006 and 2005

Revenue

      The Company's revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the three months ended March 31, 2006 were $6.8 million, an increase of $0.6 million, or 9.5%, as compared to revenues of $6.2 million for the three months ended March 31, 2005.

Services

      Services revenues for the three months ended March 31, 2006 were $6.3 million, an increase of $1.3 million, or 25.3% of services revenues, as compared to services revenues of $5.0 million for the three months ended March 31, 2005, respectively. ISI contributed $1.0 million during the three months ended March 31, 2006. McKnight contributed $0.3 million for the period. The ongoing CSI business increased by $0.2 million, while the DeLeeuw revenues decreased by $0.2 million due to the completion of a project for a large client.

Related party services

      Revenues from related parties for the three months ended March 31, 2006 were $0.6 million, representing a decrease of $0.5 million, or 46.6% as compared to related party revenues of $1.1 million for the three months ended March 31, 2005. The decrease for the three months ended March 31, 2006 compared to the same period in the prior year, is primarily attributed to a 52.0% reduction in billable hours for the three months ended March 31, 2006 versus the same period for the prior year. The decrease in billable hours is attributable to a 46.9% reduction in the number of consultants required by our related party, while the average bill rates only increased by 4.5% for the period as compared to the same period in the prior year.

Cost of revenue

      Cost of revenue primarily includes payroll and benefits costs for the Company's consultants. Cost of revenue was $5.4 million, or 78.9% of revenue, for the three months ended March 31, 2006, compared to $4.5 million, or 72.7% of total revenue, for the three months ended March 31, 2005, representing an increase of $0.9 million, or 18.8% as compared to the prior year.

Services

      Cost of services was $4.8 million, or 77.4% of services revenue, for the three months ended March 31, 2006, compared to $3.6 million, or 71.4% of services revenue, for the three months ended March 31, 2005, representing an increase of $1.2 million, or 35.8%. ISI and McKnight contributed a cost of services of $0.7 million and $0.2 million for the three months ended March 31, 2006. The ongoing CSI and DeLeeuw operations contributed an increase of $0.3 million and a decrease of $33,000, respectively, for the three months ended March 31, 2006 as compared to the same period in the prior year. Additionally, the Company recorded a $0.1 million charge in conjunction with the adoption of SFAS No. 123(R) in January 2006.

Related party services

      Cost of related party services was $0.6 million, or 94.7% of related party services revenue, for the three months ended March 31, 2006, compared to $1.0 million, or 88.9% of related party services revenue, for the three months ended March 31, 2005, respectively. The decrease in absolute dollars for related party services revenue is due to a 52.0% reduction in billable hours for the three months ended March 31, 2006 versus the same period for the prior year. The decrease in billable hours is attributable to a 46.9% reduction in the number of consultants required by our related party. The increased cost as a percentage of related party services revenue is due to a 22.0% increase in average pay rate for the three months ended March 31, 2006 versus the same period for the prior year.

Gross Profit

      Gross profit was $1.4 million, or 21.1% of total revenue, for the three months ended March 31, 2006, compared to $1.7 million, or 27.3% of total revenue, for the three months ended March 31, 2005.

      As a percentage of total gross profit for the three months ended March 31, 2006 and 2005, respectively, services contributed 97.8% and 83.6%, related party services contributed 2.2% and 7.1%, and other, including software, support and maintenance contributed 0% and 9.3%.

Services

      Gross profit from services was $1.4 million, or 22.6% of services revenue, for the three months ended March 31, 2006 as compared to $1.4 million, or 28.6% services revenue, for the three months ended March 31, 2005, respectively. ISI and McKnight contributed a gross profit of $0.2 million and $64,000 for the three months ended March 31, 2006. Additionally, the Company recorded a $0.1 million charge for stock compensation expense in conjunction with the adoption of SFAS No.123(R) in January 2006.

Related party services

      Gross profit for related party services was $31,000, or 5.3% of related party services revenue, for the three months ended March 31, 2006, compared to $0.1 million, or 11.1% of related party services revenue, for the three months ended March 31, 2005, respectively. Gross profit declined due to a 52.0% reduction in billable hours for the three months ended March 31, 2006 versus the same period for the prior year. The decrease in billable hours is attributable to a 46.9% reduction in the number of consultants required by our related party.

Selling and marketing

      Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $1.2 million, or 17.3% of revenue, for the three months ended March 31, 2006, compared to $1.1 million, or 17.4% of revenue, for the three months ended March 31, 2005. ISI was acquired by the Company in July 2005 and, as a result, $0.1 million of selling and marketing costs were incurred in the current period but not incurred in the prior year. Additionally, selling and marketing costs increased in the current period by $0.1 million due to costs associated with a Company senior executive that was transferred to manage the sales organization, however, was included in general and administrative costs in the prior year and $0.1 million of stock option expense was recorded in conjunction with the Company's adoption of SFAS No. 123(R) on January 1, 2006. Offsetting these increases were $0.2 million of cost reductions due to an eight person headcount reduction in the sales and recruiting departments as compared to the prior period.

General and administrative

      General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.5 million, or 21.7% of revenue, for the three months ended March 31, 2006 compared to $1.7 million, or 26.9% of revenue, for the three months ended March 31, 2005. Professional fees declined by $0.1 million from the prior year, payroll declined by $0.3 million, and accounting and legal fees declined by $0.1 million. These general and administrative expense decreases as compared to the prior year were partially offset by $0.1 million of increased general and administrative expense related to McKnight Associates, acquired in July 2005, and business licenses and taxes paid in 2006. Additionally, as a result of the adoption of SFAS No. 123(R), the Company recorded expense related to stock options of $0.2 million in the current quarter.

Depreciation and amortization

      Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.2 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005.

Other income (expense)

      In February 2006, the Company restructured its debt with Laurus. This restructuring was treated, for accounting purposes, as an early extinguishment of debt. As a result, a loss was recognized on this extinguishment of $2,040,837. Additionally, due to issuances of warrants to Taurus in February and March 2006 relating to the $1,000,000 short term loan obtained in December 2005, the Company had an early extinguishment of this debt in both February and March 2006. The Company recorded an aggregate $270,642 loss on these two early extinguishments of debt.

      During the three months ended March 31, 2006, the Company recognized a loss on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants of ($2,215,699) as compared to a $57,922 gain recorded during the comparable period in the prior year.

      Interest expense, which includes amortization of the discount on debt of $375,684 and $733,053 during the three months ended March 31, 2006 and 2005, respectively, was $978,381 and $1,128,071 for the three months ended March 31, 2006 and 2005, respectively. The reduction in interest expense in the current period was primarily due to the reduction in the amortization of the discount on debt. This amortization was reduced due to early extinguishments of the related debt.

Gain on disposal of discontinued operations

      In July 2005, the Company sold substantially all the assets of its subsidiary, Evoke Software Corporation, to Similarity Systems for cash and future consideration. In February 2006, Informatica Corporation acquired Similarity Systems and, as a result, the Company received a $2.05 million payment which was recorded as other income.

Liquidity and Capital Resources

      Cash totaled $1.4 million as of March 31, 2006 compared to $0.2 million as of December 31, 2005. The Company's cash balance is primarily derived from customer remittances, bank borrowings and acquired cash and is used for general working capital needs.

      The Company's working capital deficit is ($7.4 million) as of March 31, 2006 compared to ($7.6 million) as of December 31, 2005. The primary reasons for the increase in working capital are a $1.2 million increase in the cash balance, a $0.8 million increase in accounts receivable, a $0.5 million reduction in accounts payable and a $0.2 million reduction in financial instruments, partially offset by a $0.9 million increase in the Company's line of credit borrowings, and a $1.6 million reclassification of long term loans to short term in the current quarter.

      Cash used in operating activities during the three months ended March 31, 2006 was approximately ($2.2 million) compared to ($1.1 million) for the three months ended March 31, 2005. Cash used from operations was primarily due to the $0.8 million increase in accounts receivable which was due to a change in credit terms provided to a large client, a $0.4 million decrease in accounts payable and cash used from operations of $1.2 million. These uses of cash were partially offset by $0.2 million of sources from various activities.

      Cash provided by (used in) investing activities was $2.05 million during the three months ended March 31, 2006. This relates to the payment received from Similarity Systems relating to the sale of Evoke Software Corporation.

      Cash provided by financing activities was $1.3 million during the three months ended March 31, 2006. This resulted from $0.6 million of increased borrowings from the Company's line of credit, $0.5 million relating to a short term note payable, $0.4 million from a long term note payable, and $1.9 million of proceeds from the issuance of Series A convertible preferred stock. These sources of cash from financing activities were partially offset by the Company's $1.8 million acquisition of treasury stock, $0.1 million of costs incurred to restructure the Company's line of credit and $0.1 million of payments on long term debt and capital lease obligations.

      There are currently no material commitments for capital expenditures.

      The Company is currently required to comply with Sarbanes-Oxley internal controls provisions for its fiscal year ending December 31, 2007. As a result, costs of approximately $0.3 million are expected to be incurred during 2006 in order to ensure that the Company is in compliance with these requirements.

      As of March 31, 2006 and December 31, 2005, the Company had accounts receivable due from LEC of approximately $0.5 million and $0.6 million, respectively. There are no known collections problems with respect to LEC.

      For the three months ended March 31, 2006 and 2005, we invoiced LEC $0.6 million and $1.1 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients. The collection process is slow as these clients require separate invoice approval on their own internal systems, which extends the payment cycle. We feel confident in the collectibility of these accounts receivable as the majority of the revenues from LEC are derived from Fortune 100 clients.

      The following is a summary of the debt instruments outstanding as of March 31, 2006:

                                                                            Outstanding
                                                                            as of March 31,
                                                                            2006 (not including     Remaining
                                                                            interest) (all          Availability
Lender                                   Type of facility                   numbers approximate)    (if applicable)
--------------------------------------   ------------------------------     --------------------    ---------------
Laurus Master Fund, Ltd.                 Line of Credit                     $          5,620,000    $             0
Laurus Master Fund, Ltd.                 Term Note                          $            955,000    $             0
Sands Brothers Venture Capital LLC       Convertible Promissory Note        $             54,000    $             0
Sands Brothers Venture Capital III LLC   Convertible Promissory Note        $            918,000    $             0
Sands Brothers Venture Capital IV LLC    Convertible Promissory Note        $            108,000    $             0
Taurus Advisory Group, LLC investors     Convertible Promissory Note        $          3,500,000    $             0
Taurus Advisory Group, LLC investors     Series A Convertible Preferred
                                           Stock                            $          1,900,000    $             0
Scott Newman                             Promissory Note                    $            870,000    $             0
Glenn Peipert                            Promissory Note                    $            914,000    $             0
Larry and Adam Hock                      Promissory Note                    $            165,000    $             0
William McKnight                         Promissory Note                    $            125,000    $             0

TOTAL                                                                       $         15,129,000    $             0

      The Company has experienced continued losses that exceeded expectations from 2004 through the quarter ended March 31, 2006. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company's liquidity issues. To address the liquidity issue, the Company entered into the above debt instruments and during 2005 the Company raised $1.25 million through the sale of common stock in the Company. In order to continue to fund the Company's operations, additional financing may be required and, in the event revenues do not increase to planned levels, the Company may be required to implement various expense reductions in order to resolve the liquidity issues.

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

Business Combinations

      We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such a valuation requires us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies, and estimating cash flows from projects when completed and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. These estimates may change as additional information becomes available regarding the assets acquired and liabilities assumed. Additionally, in accordance with "EITF 99-12," the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed to and announced.

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

Financial Instruments

      The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable are also approximate fair value.

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

Stock-based Compensation

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.4 million which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended March 31, 2005 under APB 25.

      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Condensed Consolidated Statement of Operations, other than as related to acquisitions, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards related to performance shares granted subsequent to December 31, 2005 are recognized using the straight line method over the vesting period. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

      The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

      On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the modified prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Deferred Income Taxes

      Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. A valuation allowance is maintained by the Company due to the impact of the current years net operating loss (NOL). In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to net income in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our current valuation allowance relates predominately to benefits derived from the utilization of our NOL's.

RISK FACTORS

      Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer also to our Annual Report on Form 10-KSB for fiscal year 2005 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

      During the three months ended March 31, 2006, services provided to one of the Company's clients, Bank of America, accounted for approximately 23.8% of total revenues. During the three months ended March 31, 2005, one of our clients, LEC, a related party, accounted for approximately 16.0% of total revenues. Further, the majority of our current assets consist of accounts receivable, and as of March 31, 2006, receivables relating to Bank of America, accounted for 20.4% of our accounts receivable balance. With the recent acquisition of new businesses and our objective of acquiring more over the next year, we believe that our reliance on these clients will continue to decline in the future. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

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

      In the first quarter of 2005, resulting from comments related to the Company's Registration Statement on Form SB-2/A, the Company and its independent registered public accounting firm recognized that our internal controls had material weaknesses. In April 2005, we restated our results of operations for the Company's quarterly results for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 related primarily to our purchase accounting for two acquisitions completed in 2004. In November 2005, resulting from discussions with the Staff of the SEC, we restated our results of operations for the Company's quarterly results for the quarters ended June 30, 2004, September 30, 2004 and March 31, 2005, and for the year ended December 31, 2004 primarily as a result of revised accounting treatment related to the our issuance of financial instruments in 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments. Finally, with this filing, resulting from discussions with the Staff of the SEC, we restated the manner in which we recorded and accounted for the beneficial conversion feature associated with convertible notes issued in 2004 in our results of operations for the Company's quarterly results for the quarters ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, and for the year ended December 31, 2004. As a result of this latest restatement, we were unable to file our Form 10-KSB in a timely fashion. Further restatements could cause us to miss our filing deadlines in the future, which could bring us out of compliance with the continued listing standards of the American Stock Exchange and/or cause us to default on certain of our financing arrangements, which would have a material adverse effect on our business.

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

      During the three months ended March 31, 2006 and the fiscal years ended December 31, 2005 and 2004, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the three months ended March 31, 2006, the Company recorded a net loss in the approximate amount of ($4.9 million). During the fiscal year ended December 31, 2005, we reported a net loss in the approximate amount of ($5.1 million). The Company recorded a ($6.1 million) loss from operating activities for the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, we sustained a net loss in the approximate amount of ($35.3 million). The Company recorded a ($17.0 million) loss from operating activities for the fiscal year ended December 31, 2004, of which $12.2 million of the loss resulted from impairment of goodwill and intangibles for the year ended December 31, 2004. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We may continue to generate losses from the ongoing business prior to returning the Company to profitability.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

      Our total debt as of March 31, 2006 is approximately $15.1 million. The degree to which we are leveraged could have important consequences to us, including the following:

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

      On February 1, 2006, we issued two separate secured non-convertible term notes to Laurus in the amounts of up to $10 million and $1 million respectively. The note and related agreements contain several events of default which include:

      o     failure to pay interest, principal payments or other fees when due;

      o failure to pay taxes when due unless such taxes are being contested in good faith;

      o breach by us of any material covenant or term or condition of the notes or any agreements made in connection therewith;

      o default on any indebtedness to which we or our subsidiaries are a party;

      o breach by us of any material representation or warranty made in the notes or in any agreements made in connection therewith;

      o attachment is made or levy upon collateral securing the Laurus debt which is valued at more than $150,000 and is not timely mitigated.

      o any lien created under the notes and agreements is not valid and perfected having a first priority interest;

      o assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

      o bankruptcy or insolvency proceeding instituted by or against us and not dismissed within 30 days;

      o the inability to pay debts as they become due or cease business operations;

      o sale, assignment, transfer or conveyance of any assets except as permitted;

      o a person or group becomes beneficial owner of 35% on fully diluted basis of the outstanding voting equity interest or the present directors cease to be the majority on the Board of Directors;

      o indictment or threatened criminal indictment, or commencement of threatened commencement of any criminal or civil proceeding against the Company or any executive officer; and

      o common stock suspension for five consecutive days or five days during any 10 consecutive days from a principal market, provided that we are unable to cure such suspension within 30 days or list our common stock on another principal market within 60 days.

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

      Our common stock commenced trading on the AMEX on September 21, 2005. The AMEX (Part 10, Section 1003) requires stockholders' equity (for continued listing) of at least $2.0 million if a listed company has sustained net losses in its five most recent fiscal years. As of March 31, 2006, our stockholders' equity was approximately ($0.3 million). However, Section 1003 includes an exception to such requirement. Specifically, AMEX will not normally consider suspending a listed company if the company (i) has a total market capitalization of at least $50 million; or total assets and revenue of $50 million each in its last fiscal year, or in two of its last three fiscal years; and (ii) the Company has at least 1.1 million shares publicly held, a market value of publicly held shares of at least $15 million and 400 round lot stockholders. The Company believes that it currently meets such exception, however there can be no assurance that it will continue to do so, nor that AMEX will not consider the commencement of suspending or removing the Company's listing on the AMEX.

      As a result of failing to file our Annual Report on Form 10-KSB for fiscal 2005 in a timely fashion, the Company failed to meet the continued listing requirements of the American Stock Exchange from its due date on April 17, 2006 until April 21, 2006. In the future, if we fail to timely file our required reports, we could be subject to delisting.

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

      We are authorized to issue 85 million shares of our common stock. As of March 31, 2006, there were 49,988,634 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of March 31, 2006, we had 1,784,127 shares of common stock underlying convertible notes, and we have reserved shares of our common stock for issuance in connection with the potential conversion thereof. As of March 31, 2006, we had outstanding stock options and warrants to purchase approximately 10,507,113 shares of our common stock, the exercise price of which range between $0.46 and $5.25 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. Of the reserved shares, a total of 6,666,667 shares are currently reserved for issuance in connection with our 2003 Incentive Plan, of which options to purchase approximately 5,579,681 shares have been issued under the plan as of March 31, 2006. A significant number of such options and warrants contain provisions for broker-assisted exercise. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not ordinarily hold market risk sensitive instruments for trading purposes. However, the Company does recognize market risk from interest rate exposure. The Company has financial instruments that are subject to interest rate risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2006 because of the material weaknesses identified and described below.

Control Activities:

      1. The Company did not maintain effective controls over the accounting for embedded derivatives in certain financial instruments. Specifically the Company did not have controls designed and in place to ensure the completeness, accuracy and evaluation of embedded derivatives in its financing transactions with Laurus Master Fund, Ltd. and with three entities affiliated with Sands Brothers International Limited. The instruments included, among other things, convertible notes, freestanding warrant agreements and registration rights agreements. The warrant agreements are subject to registration rights agreements which require that the Company register the shares within a specified period of time and, in the event this is not done, provides for significant liquidated damages. In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company previously recorded a liability for these warrants. However, although the convertible notes are also subject to the registration rights agreements and are not "conventionally convertible," the Company had not previously recorded a liability for the derivative associated with the conversion feature. Additionally, in July 2005, the Company renegotiated its financing with Laurus. As part of this transaction, the Company repaid $4.3 million to Laurus, issued an option to purchase Company stock at $0.015 per share and increased the availability under the revolving line of credit by $500,000. Since future cash flows under the new agreement with Laurus are more than 10% different than under the 2004 agreement with Laurus, it has been determined that this transaction should have been accounted for as an early extinguishment of debt as opposed to a modification of existing debt.

      In our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on April 20, 2006, such deficiencies resulted in a restatement of our financial statements for the three and nine months ended September 30, 2004, the year ended December 31, 2004, the three months ended March 31, 2005, the three and six months ended June 30, 2005 and the three and nine months ended September 30, 2005 as appropriate to properly account for the above transactions.

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

      4. The Company did not maintain effective controls over the accounting for income taxes to ensure amounts disclosed are accurately accounted for in accordance with GAAP. Specifically, the Company did not have controls designed and functioning to ensure that accounting personnel prepared the necessary disclosures required by FASB No. 109 "Accounting for Income Taxes."

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

      o We will augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions; and

      o We will incorporate the applicable parts of the action plan described below.

      In conjunction with the measures outlined below, we believe these actions will strengthen our internal control over our review of complex financing transactions. We also believe these actions have sufficiently strengthened our internal control over our valuation and purchase accounting of acquisitions, and this material weakness should be resolved. Management does not anticipate any extra cost from this change over our review of complex financing transactions and in its valuation and purchase accounting of future acquisitions. Management established an action plan in the first quarter of 2005 that it believes will correct the aggregated material weaknesses described above. Our estimated costs related to the correction of these material weaknesses is approximately $0.25 million, most notably related to our conversion to the Great Plains accounting system during the third quarter of 2004. Other measures included in our action plan are as follows:

      o Our Disclosure Committee, formed in the second quarter of 2005, consists of our chief executive officer, chief operating officer, senior vice president of sales, general counsel and controller, chaired by our chief financial officer. The Disclosure Committee is comprised of these key members of senior management who have knowledge of significant portions of our internal control system, as well as the business and competitive environment in which we operate. One of the key responsibilities of each Disclosure Committee member is to review quarterly reports, annual reports and registration statements to be filed with the SEC as each progress through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions;

      o A process has been established whereby material agreements are reviewed by the legal and sales departments and an executive management member that includes determination of appropriate accounting and disclosure;

      o Our accounting and legal departments are working closely and in conjunction to accurately account for period-end financial reporting and complex financing transactions;

      o We are constantly assessing our existing environment and continue to make further changes, as appropriate, in our finance and accounting organization to create clearer segregation of responsibilities and supervision, and to increase the level of technical accounting expertise including the use of outside accounting experts;

      o There has been closer monitoring of the preparation of our monthly and quarterly financial information. We have instituted regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures;

      o Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee; and

      o We have conducted quarterly reviews of the effectiveness of our disclosure controls and procedures, and we have enhanced our quarterly close process to include detailed analysis in support of the financial accounts, and improved supervision over the process.

      We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of the third quarter of 2006, although there can be no assurance that we will do so.

      Given the presence of material weaknesses in our internal control over financial reporting, there is a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We have expanded our year-end closing procedures. We have expanded our review of embedded derivative in our financial instruments. We have expanded our review of accounting for business combinations. All of the above mentioned procedures have been designed to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) the report does not contain any untrue statements of a material fact or omits any material fact and (ii) the consolidated financial statements and other financial information included in this report for the quarter ended March 31, 2006 have been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations and cash flows.

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

      We are in the process of developing a comprehensive remediation plan to address our deficiencies and expect that this plan will extend into the third quarter of the 2006 fiscal year. The following list describes remedial actions that continue to be implemented:

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

      o There has been closer monitoring of the preparation of our monthly and quarterly financial information. We have instituted regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures; and

      o Department managers have been tasked with tracking relevant non-financial operating metrics and other pertinent operating information and communicating their findings to a member of the Disclosure Committee.

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

      On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company's failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company's failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. On September 30, 2005, the Company filed its answer to complaint and third-party complaint against Scorpio Systems, alleging that Mr. Bhupatiraju embarked on a scheme to circumvent his contractual obligations under the asset purchase agreement, his non-compete agreement with the Company, and in violation of his duties of loyalty and fidelity to his employer (the Company) via Scorpio Systems, among other things. Notwithstanding Mr. Bhupatiraju's contractual obligations, the Company alleges that he sold the assets of Scosys while at the same time operating and/or owning a competing business, Scorpio Systems. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action and pursue its countersuit.

Item 1A. Risk Factors.

      There were no material changes to the Risk Factors described in Part I in our Annual Report on Form 10-KSB for the period ended December 31, 2005.

Item 6. Exhibits

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

                                         Conversion Services International, Inc.

Date: May 22, 2006                       By:  /s/ Scott Newman
                                              ----------------
                                              Scott Newman

                                              President, Chief Executive Officer
                                              and Chairman