Form 10-Q
period 2006-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2006-08-14
CIK 934306

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From __________ to

                        Commission File Number: 001-32623

                                   ----------

                     CONVERSION SERVICES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

                                   ----------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                    Class                                 August 9, 2006
                    -----                                 --------------
   Common Stock, $0.001 par value per share             51,568,634 shares

================================================================================

                     CONVERSION SERVICES INTERNATIONAL, INC.

                                    FORM 10-Q

                For the three and six months ended June 30, 2006

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

        Item 1. Financial Statements                                           3

                a) Condensed Consolidated Balance Sheets as of June            4
                     30, 2006 (unaudited) and December 31, 2005

                b) Condensed Consolidated Statements of Operations             5
                     for the three and six months ended June 30, 2006 (unaudited) and 2005 (unaudited)

                c) Condensed Consolidated Statements of Cash Flows             6
                     for the six months ended June 30, 2006
                     (unaudited) and 2005 (unaudited)

                d) Notes to Condensed Consolidated Financial                   8
                     Statements (unaudited)

        Item 2. Management's Discussion and Analysis of Financial             23
                  Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market         41
                  Risk

        Item 4. Controls and Procedures                                       41

Part II. Other Information                                                    45

        Item 1. Legal Proceedings                                             45

        Item 6. Exhibits                                                      45

Signature

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,      December 31,
                                                                                       2006           2005
                                                                                   ------------   -------------
ASSETS
CURRENT ASSETS
  Cash                                                                             $     52,239    $    176,073
  Accounts receivable, net of allowance for doubtful accounts of $343,431 and
  $489,070 as of June 30, 2006 and December 31, 2005, respectively                    3,681,071       3,194,375
  Accounts receivable from related parties; (Note 19)                                   454,902         569,908
  Prepaid expenses                                                                      176,877         142,432
                                                                                   ------------    ------------
    TOTAL CURRENT ASSETS                                                              4,365,089       4,082,788
                                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, at cost, net; (Note 6)                                          339,072         417,469

OTHER ASSETS
  Goodwill                                                                            7,165,412       7,239,566
  Intangible assets, net of accumulated amortization of $1,028,404 and
    $740,350 as of June 30, 2006 and December 31, 2005, respectively; (Note 7)        1,574,910       1,862,964
  Deferred financing costs, net of accumulated amortization of $150,952 and
    $467,604 as of June 30, 2006 and December 31, 2005, respectively; (Note 8)           86,087         425,705
  Discount on debt issued, net of accumulated amortization of $1,182,575 and
    $678,917 as of June 30, 2006 and December 31, 2005, respectively; (Note 9)        2,169,784       4,177,428
  Equity investments                                                                    138,451         149,117
  Other assets                                                                          121,567         123,432
                                                                                   ------------    ------------
                                                                                     11,256,211      13,978,212
                                                                                   ------------    ------------

    Total Assets                                                                   $ 15,960,372    $ 18,478,469
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit; (Note 10)                                                        $  4,891,685    $  4,713,312
  Current portion of long-term debt                                                     604,040         495,122
  Accounts payable and accrued expenses                                               2,044,422       2,519,446
  Short term notes payable; (Note 11)                                                 3,245,000       1,063,990
  Deferred revenue                                                                       23,608          41,121
  Related party note payable; (Note 19)                                               1,484,342              --
  Financial instruments; (Note 12)                                                    1,177,099       2,837,657
                                                                                   ------------    ------------
    TOTAL CURRENT LIABILITIES                                                        13,470,196      11,670,648

LONG-TERM DEBT, net of current portion, (Note 13)                                     2,002,802       3,042,914
RELATED PARTY NOTE PAYABLE; (Note 19)                                                        --       1,772,368
DEFERRED TAXES                                                                          363,400         363,400
                                                                                   ------------    ------------
    Total Liabilities                                                                15,836,398      16,849,330
                                                                                   ------------    ------------

SERIES A CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value,
  20,000,000 shares authorized; 19,000 and zero shares issued and outstanding at
  June 30, 2006 and December 31, 2005, respectively                                     866,328              --

COMMITMENTS AND CONTINGENCIES; (Note 18)                                                     --              --

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 85,000,000 shares authorized; 49,988,634 and 54,093,916 issued and outstanding at June 30, 2006 and
    December 31, 2005, respectively                                                      54,134          54,094
  Additional paid in capital                                                         48,169,449      42,264,407
  Treasury stock, at cost, 4,145,382 and zero shares as of June 30, 2006
    and December 31, 2005, respectively                                              (1,848,869)             --
  Accumulated deficit                                                               (47,117,068)    (40,689,362)
                                                                                   ------------    ------------
    Total Stockholders' Equity                                                         (742,354)      1,629,139
                                                                                   ------------    ------------

    Total Liabilities and Stockholders' Equity                                     $ 15,960,372    $ 18,478,469
                                                                                   ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three months ended June 30,    Six months ended June 30,
                                                                       ---------------------------   ---------------------------
                                                                           2006          2005            2006           2005
                                                                       ------------   ------------   ------------   ------------
REVENUE:
  Services                                                             $  6,046,463   $  5,421,069   $ 12,301,081   $ 10,409,017
  Related party services                                                    582,677      1,075,235      1,167,941      2,156,054
  Other                                                                       6,303         87,533          6,303        263,881
                                                                       ------------   ------------   ------------   ------------
                                                                          6,635,443      6,583,837     13,475,325     12,828,952
COST OF REVENUE:
  Services                                                                4,517,258      3,842,970      9,359,116      7,408,855
  Related party services                                                    521,916        923,596      1,076,012      1,898,167
                                                                       ------------   ------------   ------------   ------------
                                                                          5,039,174      4,766,566     10,435,128      9,307,022
                                                                       ------------   ------------   ------------   ------------
GROSS PROFIT                                                              1,596,269      1,817,271      3,040,197      3,521,930
                                                                       ------------   ------------   ------------   ------------
OPERATING EXPENSES
  Selling and marketing                                                   1,215,132      1,147,430      2,398,379      2,231,066
  General and administrative                                              1,388,861      1,465,875      2,872,265      3,148,186
  Depreciation and amortization                                             197,299        193,657        411,649        386,487
                                                                       ------------   ------------   ------------   ------------
                                                                          2,801,292      2,806,962      5,682,293      5,765,739
                                                                       ------------   ------------   ------------   ------------
LOSS FROM OPERATIONS                                                     (1,205,023)      (989,691)    (2,642,096)    (2,243,809)
                                                                       ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)
  Equity in earnings (loss) from investments                                (13,767)         3,393        (10,666)        46,685
  Gain (loss) on financial instruments                                      739,696      4,538,733     (1,476,003)     4,596,655
  Loss on early extinguishment of debt                                           --             --     (2,311,479)            --
  Interest income                                                                --         33,726             --         57,918
  Interest expense                                                       (1,019,498)    (1,233,574)    (1,997,879)    (2,361,645)
                                                                       ------------   ------------   ------------   ------------
                                                                           (293,569)     3,342,278     (5,796,027)     2,339,613
                                                                       ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS            (1,498,592)     2,352,587     (8,438,123)        95,804
INCOME TAXES                                                                     --             --             --             --
                                                                       ------------   ------------   ------------   ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                             (1,498,592)     2,352,587     (8,438,123)        95,804

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations                                       --       (365,491)     2,050,000       (948,786)
                                                                       ------------   ------------   ------------   ------------
                                                                                 --       (365,491)     2,050,000       (948,786)
                                                                       ------------   ------------   ------------   ------------
NET INCOME (LOSS)                                                        (1,498,592)     1,987,096     (6,388,123)      (852,982)
Preferred stock dividends                                                   (23,750)            --        (39,583)            --
                                                                       ------------   ------------   ------------   ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS'                 $ (1,522,342)  $  1,987,096   $ (6,427,706)  $   (852,982)
                                                                       ============   ============   ============   ============

  Basic net income (loss) per share from continuing operations         $      (0.03)  $       0.05   $      (0.17)  $       0.00
  Basic net income (loss) per share from discontinued operations       $         --   $      (0.01)  $       0.04   $      (0.02)
  Basic net income (loss) per share                                    $      (0.03)  $       0.04   $      (0.13)  $      (0.02)

  Diluted net income (loss) per share from continuing operations       $      (0.03)  $       0.05   $      (0.17)  $       0.00
  Diluted net income (loss) per share from discontinued operations     $         --   $      (0.01)  $       0.04   $      (0.02)
  Diluted net income (loss) per share                                  $      (0.03)  $       0.04   $      (0.13)  $      (0.02)
Weighted average shares used to compute net income (loss) per share:
  Basic                                                                  49,988,634     52,344,049     50,819,151     51,937,351
  Diluted                                                                49,988,634     52,344,049     50,819,151     51,937,351

           See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                  2006          2005
                                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(6,388,123)  $  (852,982)
  Net income (loss) from discontinued operations                                 2,050,000      (948,786)
                                                                               -----------   -----------
    Net income (loss) from continuing operations                               $(8,438,123)  $    95,804

  Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
    Depreciation and amortization of leasehold improvements                         78,397        72,494
    Amortizaton of intangible assets                                               288,054       122,222
    Amortization of debt discounts                                                 695,678       533,060
    Amortization of relative fair value of warrants issued                         754,043     1,048,229
    Amortization of deferred financing costs                                        45,198       191,772
    Stock and stock option based compensation                                      794,727        20,994
    (Gain) loss on change in fair value of financial instruments                 1,476,003    (4,596,655)
    Loss on early extinguishment of debt                                         2,311,479            --
    Allowance for doubtful accounts                                               (145,639)       (6,622)
    (Income) loss from equity investments                                           10,666       (47,118)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                    (341,057)       40,519
    (Increase) decrease in accounts receivable from related parties                115,006      (278,953)
    Increase in prepaid expenses                                                   (34,446)      (47,524)
    Decrease in goodwill                                                            74,154            --
    (Increase) decrease in other assets                                              1,865      (108,379)
    Decrease in accounts payable and accrued expenses                             (447,928)     (248,592)
    Decrease in deferred revenue                                                   (17,513)      (77,950)
                                                                               -----------   -----------
    Net cash used in operating activities of continuing operations              (2,779,436)   (3,286,699)
    Net cash used in operating activities of discontinued operations                    --      (288,537)
                                                                               -----------   -----------
      Net cash used in operating activities                                     (2,779,436)   (3,575,236)
                                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                 --       (33,791)
                                                                               -----------   -----------
    Net cash used in investing activities of continuing operations                      --       (33,791)
    Net proceeds from the sale of discontinued operations                        2,050,000            --
                                                                               -----------   -----------
      Net cash provided by (used in) investing activities                        2,050,000       (33,791)
                                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net advances (repayments) under line of credit                                (112,711)      680,427
    Proceeds from issuance of short-term note payable                            1,000,000            --
    Proceeds from issuance of long-term note payable                               381,256            --
    Deferred financing costs                                                      (110,000)           --
    Principal payments on long-term debt                                          (214,383)           --
    Proceeds from sale of Company common stock and exercise of stock options        33,083     1,250,000
    Acquisition of treasury stock                                               (1,848,869)           --
    Proceeds from sale of Series A Convertible Preferred Stock                   1,900,000            --
    Principal payments on capital lease obligations                                (68,069)      (54,274)
    Proceeds from related party note payable                                            --     1,367,914
    Principal payments on related party notes                                     (354,705)      (53,342)
    Restricted cash                                                                     --        25,457
                                                                               -----------   -----------
      Net cash provided by financing activities                                    605,602     3,216,182
    Effect of exchange rate changes on cash and cash equivalents                        --        10,705
                                                                               -----------   -----------

NET DECREASE IN CASH                                                              (123,834)     (382,140)
CASH, beginning of period                                                          176,073     1,028,146
                                                                               -----------   -----------

CASH, end of period                                                            $    52,239   $   646,006
                                                                               ===========   ===========

           See Notes to Condensed Consolidated Financial Statements.

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                      2006        2005
                                                    ---------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $410,247    $91,636
  Cash paid for income taxes                              --         --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

      The Company did not enter into any capital lease arrangements during the six months ended June 30, 2006. During the three and six months ended June 30, 2005, the Company entered into various capital lease arrangements for computer and trade show equipment in the approximate amount of $20,000 and $33,000, respectively.

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

Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

      These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005 and other reports filed with the Securities and Exchange Commission.

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

Financial Instruments

      The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable also approximate fair value.

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

Stock compensation

      SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

            (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

            (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company is required to adopt this standard effective with the beginning of the first annual reporting period that begins after December 15, 2005, therefore, we have adopted the standard in the first quarter of fiscal 2006 using the modified prospective method. We previously accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in future periods.

      The Company follows EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the fiscal years ended December 31, 2004 and 2005, the Company granted stock options to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recognizing the fair value of these options as expense over the three year vesting period of the options.

      The per share weighted average fair value of stock options granted during 2005 was $0.71 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield           0.0%
Risk-free interest rate          4.34%
Expected volatility            167.80%
Expected option life (years)      3.0

      The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2006 was $0.91 and $0.45 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield           0.0%
Risk-free interest rate          4.76%
Expected volatility            167.19%
Expected option life (years)      3.0

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

Concentrations of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2006, LEC and Sapphire accounted for approximately 10.9% and 29.6% of the Company's accounts receivable balance, respectively.

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

Derivatives

      The Company accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At June 30, 2006, the Company had not entered into any transactions which were considered hedges under SFAS 133.

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

Note 2: Liquidity

      The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses and negative cash flows from operating activities for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, and has an accumulated deficit of ($47.1 million) at June 30, 2006. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company's business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The Company expects that it will need to raise additional debt or equity financing by March 2007 in order to be able to continue to meet its obligations as they come due. These financing requirements are in addition to the $2,000,000 Series B preferred stock financing completed by the Company in August 2006. See Note 20 of the Notes to Condensed Consolidated Financial Statements for further discussion of the preferred stock financing.

            As of June 30, 2006, the Company had a cash balance of approximately $52,000 and a working capital deficit of ($9.1 million).

            The Company has experienced continued losses that exceeded expectations from 2004 through the quarter ended June 30, 2006. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company's liquidity issues. To address the liquidity issue, the Company entered into various debt instruments between August 2004 and June 2006 and, as of June 30, 2006, has approximately $14.3 million of debt outstanding. Additionally, during 2005 the Company raised $1.25 million through the sale of common stock in the Company.

            The Company's debt level currently requires interest of approximately $90,000 per month, $67,000 of which is being paid currently and the balance is due to be paid upon maturity of the notes. The Company's $165,000 note with Adam and Larry Hock, the former owners of Integrated Strategies, Inc., matures on October 28, 2006. Additionally, the $1.08 million convertible note to Sands Brothers matures on January 1, 2007 and the $3.1 million Overadvance on the Laurus credit facility is due to be retired by December 31, 2007 through monthly reductions of $258,000 per month beginning in February 2007. The $1.0 million term note with Laurus is currently being repaid through monthly payments of approximately $45,000 per month which end in December 2007. These maturities will require the Company to retire approximately $5.2 million of debt principal between July 2006 and December 2007.

            The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 18 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to seek additional equity financing and to restructure the terms of the aforementioned debt obligations, however, there can be no assurance that any such funding or debt restructuring will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of the Notes on a month-to-month basis until the Company raises sufficient funds to pay the Notes in full. Amounts outstanding under the Notes at June 30, 2006 were $4.0 million. In addition, Mr. Scott Newman, Mr. Glenn Peipert and Mr. Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to $1.5 million based on their ability to sell their Company common stock in order to provide the Company with necessary financing. Failure to obtain sufficient equity financing or adequate debt restructuring would have substantial negative ramifications to the Company.

Note 3: Recently Issued Accounting Pronouncements

            In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of this Interpretation, but do not expect that the adoption will have a material effect on our financial statements or tax returns.

            In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently evaluating the requirements of FAS 155, but do not expect that the adoption will have a material effect on our financial statements.

Note 4 - Mergers and acquisitions

            On July 22, 2005, the Company acquired McKnight Associates. In consideration of this merger agreement, the Company paid the following consideration: $500,000 in cash, the commitment to pay an additional $250,000, in cash, by June 2006 (the Company paid Mr. McKnight $125,000 in March 2006 and $125,000 in June 2006), the issuance of 909,091 shares of the Company common stock, plus the assumption of substantially all of the liabilities of McKnight.

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

            The pro forma consolidated statements of operations for the three and six months ended June 30, 2005 set forth below gives effect to the acquisitions of McKnight Associates, Inc. and Integrated Strategies, Inc. as if they occurred on January 1, 2005.

                       Three months ended   Six months ended
                          June 30, 2005      June 30, 2005
                       ------------------   ----------------
Revenues                   $8,816,135          $17,252,084
Net Income                 $2,464,463          $   293,298
Net Income per share       $     0.05          $      0.01

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

Note 6 - Property and equipment

Property and equipment consisted of the following:

                            June 30,    December 31,
                              2006          2005
                           ----------   ------------
Computer equipment         $  998,339    $  998,339
Furniture and fixtures        161,543       161,543
Leasehold improvements         92,459        92,459
                           ----------    ----------
                            1,252,341     1,252,341
Accumulated depreciation     (913,269)     (834,872)
                           ----------    ----------
                           $  339,072    $  417,469
                           ==========    ==========

Depreciation and amortization expense related to property and equipment totaled $39,000 and $78,000 and $57,000 and $113,000 for the three and six months ended June 30, 2006 and 2005, respectively.

Note 7 - Intangible assets

Intangibles acquired have been assigned as follows:

                                                              June 30,    December 31,   Amortization
                                                                2006          2005          period
                                                            -----------   ------------   ------------
Customer contracts                                          $   414,000    $  414,000      5 years
Approved vendor status                                          538,814       538,814     40 months
Customer relationships                                          685,000       685,000     2.5 years
Tradename                                                       722,000       722,000     Indefinite
Proprietary presentation format                                 173,000       173,000      3 years
Order backlog                                                    50,500        50,500      5 months
Proprietary rights and rights to the name of Scosys, Inc.        20,000        20,000     Indefinite
                                                            ----------     ----------
                                                              2,603,314     2,603,314
Accumulated amortization                                     (1,028,404)     (740,350)
                                                            -----------    ----------
                                                            $ 1,574,910    $1,862,964
                                                            ==========     ==========

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

              Amortization of
             Intangible assets
             -----------------
   2007           576,115
   2008           251,993
   2009             4,802
Thereafter            --
                 --------
                 $832,910
                 ========

Note 8 - Deferred financing costs

            The Company has incurred and capitalized financing costs in connection with financing transactions consummated between 2004 and 2006. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

                           June 30, 2006   December 31, 2005
                           -------------   -----------------
Laurus Master Fund           $ 110,000         $ 766,270
Sands Brothers                 127,039           127,039
                             ---------         ---------
                               237,039           893,309
Accumulated amortization      (150,952)         (467,604)
                             ---------         ---------
                             $  86,087         $ 425,705
                             =========         =========

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

                                           December 31,
                           June 30, 2006       2005       Amortization period
                           -------------   ------------   -------------------
Laurus Master Fund          $        --     $2,276,345          36 months
Sands Brothers                1,080,000      1,080,000        12-15 months
Taurus Advisory Group         2,272,359      1,500,000           5 years
                            -----------     ----------
                              3,352,359      4,856,345
Accumulated amortization     (1,182,575)      (678,917)
                            -----------     ----------
                            $ 2,169,784     $4,177,428
                            ===========     ==========

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

      On February 1, 2006, the Company restructured its financing with Laurus by entering into financing agreements with Laurus which removed all conversion features in the originally issued notes, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1 million to Laurus (the "Term Note"), (b) issued a secured non-convertible revolving note in the principal amount of $10 million to Laurus (the "Revolving Note", collectively with the Term Note, the "Notes"), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the "Option") at an exercise price of $0.001 per share. The Company has no obligation to meet financial covenants under the notes. The proceeds from the issuance of the Notes were used to refinance the Company's outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July and November 2005) at a 5% premium. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 8.25% as of June 30, 2006) plus 1%, with a floor of 5.0%. Payments and interest will be made in monthly installments until maturity of the Notes on December 31, 2007. In addition, payments of principal on the Term Note will be made in equal monthly amounts until maturity of the Notes on December 31, 2007. A common stock purchase warrant issued to Laurus in August 2004 provides Laurus with the right to purchase 800,000 shares of the Company's common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011.

           In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement in the amount of $3,101,084, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the "Formula Amount" (as defined therein). The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company's common stock underlying the Option, as well as the shares of the Company's common stock and the shares of the Company's common stock underlying the warrants held by Laurus, within 90 days. Laurus exercised their option to purchase 1,580,000 shares of the Company's common stock effective July 6, 2006. As of the date of this filing, Laurus owns approximately 2,389,525 shares of the Company's common stock, the option to purchase up to 1,500,000 shares of the Company's common stock and the warrant to purchase 800,000 shares of the Company's common stock.

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

            In an event of default under the Sands notes, Sands may declare all obligations immediately due and payable and will have the right to take possession of the collateral. Further, if an event of default occurs and is continuing beyond any applicable grace period, the unpaid balance of principal and interest from the date of default shall begin and continue to accrue until the payment in full of all unpaid principal and accrued interest hereunder at a default rate equal to 13%. As of August 14, 2006, the Company believes that it is in compliance with all provisions of the Sands notes.

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

            On March 31, 2006, in conjunction with the acquisition of McKnight Associates, the Company issued a short term note in the principal amount of $125,000 payable to William McKnight, the former principal stockholder of McKnight Associates. This note bears interest at 8% per annum and matures on June 30, 2006. This note was paid in full during June 2006.

            In June 2006, the Company obtained a $500,000 short term loan from certain investors represented by Taurus. The note bears interest at 8% per annum and matures August 31, 2006.

Note 12 - Financial Instruments

            Laurus

            The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $2,394,000 at the date of inception. The various embedded derivative features were bundled together as a single, compound embedded derivative instrument and bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features included the conversion feature within the notes, the conversion reset feature, the early redemption option, and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability. The unamortized discount was being amortized to interest expense using the effective interest method over the life of the notes, or 36 months. As of February 2006, an early extinguishment of the debt occurred and, accordingly, the discount on debt and the Compound Embedded Derivative Liability related to this debt were recognized as a component of other income (expense). As a result of this early extinguishment of debt, although the warrants remain outstanding, the contracts no longer qualify for treatment as a derivative instrument and, therefore, the value of the warrants, $703,567, has been reclassified to additional paid-in capital from the financial instrument liability account.

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

            For the three months ended June 30, 2006, the Company performed the Black-Scholes calculation to revalue the warrants as of that date. In using this model, for the revaluation of the 2004 warrants, the Company used an expected life of 2.19 years; an underlying stock price of $1.02 per share; no dividends; a risk free rate of 5.16% and volatility of 135.0%. The resulting aggregate allocated value of the warrants as of June 30, 2006 equaled $261,008. For the revaluation of the 2005 warrants, the Company used an expected life of 2.99 years; an underlying stock price of $1.02 per share; no dividends; a risk free rate of 5.13% and volatility of 135.0%. The resulting aggregate allocated value of these warrants as of June 30, 2006 equaled $339,754.

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

            Using a probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability related to the September 2005 Sands Note was computed at $961,854, $889,436, $1,241,023 and $576,699 at
September 22, 2005 (date of inception), December 31, 2005, March 31, 2006 and June 30, 2006, respectively. The note matures on January 1, 2007. The model replicated the economics of the notes and applied different events based on various conditions likely to occur over the life of the note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability.

Probability-Weighted Expected Cash Flow Methodology

                                                 Liability
                                          -----------------------
                                          June 30,   December 31,
Assumption                                  2006         2005
---------------------------------------   --------   ------------
Risk-free interest rate                       5.16%       4.41%

Registration Default                             0%          0%
Increasing 2.5% per month
Default status                                   5%          5%
Increasing .25% monthly
Alternative financing available                  0%          0%
Increasing 5.0% monthly up to 25%

Annual growth rate of stock price           32.185%     31.485%
Future projected volatility                    135%        150%
Reset Provisions occurring                      30%         50%
Weighted Average Conversion Reset Price    $ 1.529     $ 1.098

Note 13 - Long Term Debt

Long-term debt consisted of the following:

                                                                  June 30,    December 31,
                                                                    2006          2005
                                                                 ----------   ------------
Secured convertible term note with a maturity date of
August 16, 2007 unless converted into common stock at the
note holder's option. The initial conversion price is
$2.10 per share, however, was reduced to $1.00 per share
on November 30, 2005. Interest accrues at a rate of prime
plus one percent. As of December 31, 2005, the interest
rate on this note was 8.25%. See note 10 - Line of credit        $       --   $   651,305
for further description of this transaction

Secured non-convertible term note with a maturity date of
December 31, 2007. Interest accrues at a rate of prime
plus one percent. As of June 30, 2006, the interest rate
on this note was 9.25%. See note 10 - Line of credit for
further description of this transaction                             818,182            --

Convertible line of credit note with a maturity date of June
6, 2009 unless converted into common stock at the Company or the note holder's option.  Interest accrues at 7% per annum
The original conversion price to shares of common stock is
equal to 75% of the average trading price for the prior ten
trading days. In September 2004, the price was reset to $1.58 per share. A warrant to purchase 277,778 shares of Company
common stock was also issued. The exercise price of the
warrant is $2.10 per share and the warrant expires on June 6,
2009. An allocation of the relative fair value of the warrant and the debt instrument was performed. The relative fair value of the warrant was determined to be $500,000 and is being
amortized to interest expense over the life of the note. A
discount on debt issued of $1,500,000 was recorded in
September 2004 based on the reset conversion terms                2,000,000     2,000,000

Senior subordinated secured convertible promissory note
with a maturity date of January 1, 2007 unless converted
into common stock at the note holder's option. Interest
accrues at 12% per annum.  A warrant to purchase 400,000
shares of Company common stock was also issued. The
exercise price of the warrant is $2.10 per share and the
warrant expires on December 15, 2009                                     --     1,080,000

Notes payable under capital lease obligations payable to
various finance companies for equipment at varying rates of
interest, ranging from 18% to 33% as of December 31, 2005, and
have maturity dates through 2009                                     80,325       148,393
                                                                 ----------   -----------
                                                                  2,898,507     3,879,698

Relative fair values, at issuance, ascribed to warrants
associated with the above debt agreements. This amount is
being accreted to the debt instrument over the term of the
related debt agreements, which range from three to five years      (291,665)     (341,662)
                                                                 ----------   -----------
Subtotal                                                          2,606,842     3,538,036

Less: Current portion of long-term debt, including obligations under capital leases of $58,586 and current portion of long
term debt of $545,454 as of June 30, 2006 and current portion of capital leases of $104,342 and current portion of long term
debt of $390,780 as of December 31, 2005                           (604,040)     (495,122)
                                                                 ----------   -----------
                                                                 $2,002,802   $ 3,042,914
                                                                 ==========   ===========

Future annual payments of long-term debt is as follows:

                       Years Ending
                       ------------
                           2006                                  $       --   $    495,122
                           2007                                     604,040      1,373,756
                           2008                                     291,432         10,820
                           2009                                   2,003,035      2,000,000
                                                                 ----------   -----------
                                                                 $2,898,507   $  3,879,698
                                                                 ==========   ===========

      Obligations under Capital Leases

      The Company has entered into various capital leases that are collateralized by computer equipment and a trade show booth with an original cost of approximately $245,132 and $411,000 as of June 30, 2006 and December 31, 2005, respectively.

      The following schedule lists future minimum lease payments under the capital leases with their present values as of June 30, 2006 and December 31, 2005:

                                     June 30, 2006   December 31, 2005
                                     -------------   -----------------
               2007                     $ 67,199         $ 122,125
               2008                       20,696            37,451
               2009                        3,150            11,523
                                        --------         ---------
                                          91,045           171,099
Less: Amount representing interest       (10,720)          (22,706)
                                        --------         ---------
                                        $ 80,325         $ 148,393
                                        ========         =========

            During the three and six months ended June 30, 2006 and 2005, the Company recorded depreciation expense related to equipment under capital leases of approximately $20,000 and $40,000 and $26,000 and $51,000, respectively.

Note 14 - Income Taxes

            The Company's provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

            The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $11.7 million and $9.1 million for the six months and the year ended June 30, 2006 and December 31, 2005, respectively. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

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

            The following summarizes the stock option transactions under the 2003 Plan during 2006:

                                                       Weighted average
                                             Shares     exercise price
                                           ---------   ----------------
Options outstanding at December 31, 2005   4,883,114         $1.43
Options granted                            1,130,000          0.53
Options exercised                            (40,100)         0.83
Options canceled                            (540,559)         1.14
                                           ---------         -----
Options outstanding at June 30, 2006       5,432,455         $1.28
                                           ---------         -----

            The following table summarizes information concerning outstanding and exercisable Company common stock options at June 30, 2006:

                                      Weighted
                        Number         Average        Weighted          Number          Weighted
    Range of          Outstanding     Remaining       Average         Exercisable       Average
Exercise Prices     As of 06/30/06   Contractual   Exercise Price   As of 06/30/06   Exercise Price
-----------------   --------------   -----------   --------------   --------------   --------------
$0.4600   $0.4600      1,000,000         4.53          $0.4600                0         $0.0000
$0.6000   $0.6000         30,000         9.47          $0.6000                0         $0.0000
$0.8250   $0.8250        472,183         8.30          $0.8250          472,183         $0.8250
$0.8300   $0.8300      2,282,833         8.28          $0.8300          478,325         $0.8300
$1.0500   $1.0500        130,000         9.76          $1.0500                0         $0.0000
$2.4750   $2.4750        996,666         7.75          $2.4750          686,665         $2.4750
$3.0000   $3.0000        482,330         7.91          $3.0000          323,753         $3.0000
$3.4500   $3.4500         38,443         8.22          $3.4500           16,883         $3.4500
$0.4600   $3.4500      5,432,455         7.51          $1.2785        1,977,809         $1.7775

            In accordance with SFAS 123(R), the Company recorded approximately $410,000 and $802,000 of expense related to stock options which vested during the three and six months ended June 30, 2006. Since the Company adopted SFAS 123(R) on January 1, 2006, there was no expense recorded during the comparative prior year period.

            Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123(R) in the three and six month periods ended June 30, 2005, the Company's net loss would have changed to the pro forma amounts indicated below:

                                                    Three months    Six months
                                                       ended           ended
                                                   June 30, 2005   June 30, 2005
                                                   -------------   -------------
Net income (loss):
  As reported                                       $1,987,096      $ (852,982)
  Add: Stock based compensation expense recorded         5,200          20,994
  Less: Compensation expense per SFAS 123              (40,299)       (422,944)
                                                    ----------      -----------
  Pro forma                                         $1,951,997      $(1,254,932)
                                                    ==========      ===========

Net income (loss) per share:
  As reported
    Basic                                           $     0.04      $     (0.02)
    Diluted                                               0.04            (0.02)
  Pro forma
    Basic                                           $     0.04      $     (0.02)
    Diluted                                               0.04            (0.02)
                                                    ==========      ===========

Note 16 - Earnings (loss) Per Share

      Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

      Basic and diluted earnings (loss) per share was determined as follows:

                                            For the three months       For the six months
                                               ended June 30,              ended June 30,
                                         -------------------------   -------------------------
                                             2006          2005          2006         2005
                                         -----------   -----------   -----------   -----------
Net income (loss) from continuing
  operations (A)                         $(1,498,592)  $ 2,352,587   $(8,438,123)  $    95,804
Net income (loss) from discontinued
  operations (B)                         $        --   $  (365,491)  $ 2,050,000   $  (948,786)
Net income (loss) (C)                    $(1,498,592)  $ 1,987,096   $(6,388,123)  $  (852,982)
Weighted average outstanding shares of
  common stock (D)                        49,988,634    52,344,049    50,819,151    51,937,351
Common stock and common stock
  equivalents (E)                         49,988,634    52,344,049    50,819,151    51,937,351

Basic income (loss) per share:
From continuing operations (A/D)         $     (0.03)  $      0.05   $     (0.17)  $      0.00
From discontinued operations (B/D)       $        --   $     (0.01)  $      0.04   $     (0.02)
Net income (loss) per share (C/D)        $     (0.03)  $      0.04   $     (0.13)  $     (0.02)

Diluted income (loss) per share:
From continuing operations (A/E)         $     (0.03)  $      0.05   $     (0.17)  $      0.00
From discontinued operations (B/E)       $        --   $     (0.01)  $      0.04   $     (0.02)
Net income (loss) per share (C/E)        $     (0.03)  $      0.04   $     (0.13)  $     (0.02)

      For the three and six months ended June 30, 2006 and 2005, 5,432,455 and 2,433,399 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 4,887,332 warrants which were issued between June 7, 2004 and March 1, 2006 were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2006 and 2005 because the effect was antidilutive.

Note 17 - Major Customers

            During the three and six months ended June 30, 2006, the Company had sales relating to one major customer, Sapphire Technologies', comprising 22.8% and 24.2% of revenues, and totaling approximately $1,515,000 and $3,262,000, respectively. Amounts due from services provided to this customer included in accounts receivable was approximately $1,286,000 at June 30, 2006. As of June 30, 2006, Sapphire Technologies' accounted for approximately 29.6% of the Company's accounts receivable balance.

            During the three and six months ended June 30, 2005, the Company had sales to two major customers, LEC, a related party (16.3% and 16.8%), which totaled approximately $1,075,235 and $2,156,054 and Bank of America (25.4% and 26.1%), which totaled approximately $1,674,341 and $3,351,779, respectively. Amounts due from LEC were approximately $1,060,000 and from Bank of America were approximately $651,000 at June 30, 2005. As of June 30, 2005, LEC and Bank of America accounted for approximately 19.8% and 12.1% of the Company's accounts receivable balance, respectively.

Note 18 - Commitments and Contingencies

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

            Rent expense, including automobile rentals, totaled approximately $120,000 and $247,000 and $105,000 and $220,000 during the three and six months ended June 30, 2006 and 2005, respectively.

      The Company is committed under several operating leases for automobiles that expire during 2007.

      Future minimum lease payments due under all operating lease agreements as of June 30, 2006 are as follows:

Years Ending June 30     Office     Automobiles      Total
--------------------   ---------    -----------   ----------
       2007            $  400,287     $37,786     $  438,073
       2008               349,908       2,120        352,028
       2009               355,314          --        355,314
       2010               364,878          --        364,878
       2011               186,912          --        186,912
    Thereafter                 --          --             --
                       ----------     -------     ----------
                       $1,657,299     $39,906     $1,697,205
                       ==========     =======     ==========

Note 19 - Related Party Transactions

            In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the three and six months ended June 30, 2006 and 2005, the Company invoiced LEC $582,677 and $1,167,941 and $1,075,235 and $2,156,054, respectively, for the services of consultants subcontracted to LEC by the Company. As of June 30, 2006 and December 31, 2005, the Company had accounts receivable due from LEC of $454,902 and $569,908, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle. The Company feels confident in the collectibility of these accounts receivable as the majority of the revenues from LEC derive from Fortune 1000 clients.

            As of April 7, 2006, Mr. Scott Newman, President, Chief Executive Officer and Chairman, Mr. Glenn Peipert, Executive Vice President, Chief Operating Officer and Director, and Mr. Robert C. DeLeeuw, Senior Vice President, have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to a maximum amount of $1.5 million, based upon their ability to sell their Company common stock. Mr. Newman guaranties up to $858,000, Mr. Peipert guaranties up to $409,500 and Mr. DeLeeuw guaranties approximately $232,500. We believe that our reliance on such commitments is reasonable and that Messrs. Newman, Peipert and DeLeeuw have sufficient liquidity and net worth to honor such commitments. We believe that these written commitments provide us with the legal right to request and receive such advances from any of these officers. Any loan by Messrs. Newman, Peipert and DeLeeuw to the Company would bear interest at 8% per annum. As of June 30, 2006, Mr. Newman's outstanding loan balance to the Company was $0.8 million, and Mr. Peipert's outstanding loan balance to the Company was $0.7 million. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 8% per annum, and each has a term expiring on April 30, 2007.

Note 20 - Subsequent Events

            Laurus Master Fund, Ltd. received an option to purchase 3,080,000 shares of Company common stock in February 2006. Effective July 6, 2006, Laurus exercised a portion of their option and purchased 1,580,000 shares at the option exercise price of $0.001 per share.

            On June 30, 2006, the Company received a letter from the American Stock Exchange ("AMEX") stating that the Company failed to comply with certain of the AMEX continued listing standards as set forth in Section 1003 of the AMEX Company Guide. The Company was required to submit a plan of compliance to AMEX by July 31, 2006 that demonstrates its ability to regain compliance with continued listing standards within 18 months. The Company submitted such plan on July 31, 2006. The Company will continue trading on the AMEX, and if the plan is accepted, the Company will continue its listing on the AMEX.

            On August 7, 2006, at the 2006 Annual Meeting of Stockholders, the majority of our stockholders approved (1) the election of Scott Newman, Glenn Peipert, Lawrence K. Reisman, Joseph Santiso, Robert C. DeLeeuw, Frederick Lester and Thomas Pear to the Board of Directors to serve until the 2007 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified; (2) the ratification of Friedman LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2006; (3) an amendment to the Certificate of Incorporation, as amended, to increase the amount of authorized common stock from 85,000,000 to 100,000,000; and (4) an amendment to the 2003 Incentive Plan (the "Plan") to increase the number of stock options reserved for issuance under the Plan from 6,666,667 to 10,000,000.

            On August 11, 2006, the Company entered into a Preferred Stock Purchase Agreement with an individual investor, pursuant to which it issued 20,000 shares of the Company's newly created Series B Convertible Preferred Stock, $0.001 par value for $2,000,000. The Company also granted such investor a warrant to purchase 1,176,471 shares of the Company's common stock exercisable at a price of $0.94 per share, and granted a warrant to such investor's counsel to purchase 100,000 shares of the Company's common stock exercisable at a price of $0.94 per share (both warrants are subject to adjustments related to stock splits, reclassifications, combinations, dividends, change of control or the issuance of pari passu securities). These warrants are exercisable for a period of five years.

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

Results of Operations

The following table sets forth selected financial data for the periods indicated:

                                                 Selected Statement of      Selected Statement of
                                                  Operations Data for        Operations Data for
                                                       the three                   the six
                                                 months ended June 30,      months ended June 30,
                                               ------------------------   -------------------------
                                                  2006          2005         2006          2005
                                               -----------   ----------   -----------   -----------
Net revenue                                    $ 6,635,443   $6,583,837   $13,475,325   $12,828,952
Gross profit                                     1,596,269    1,817,271     3,040,197     3,521,930
Net income (loss) from continuing operations    (1,498,592)   2,352,587    (8,438,123)       95,804
Income (loss) from discontinued operations              --     (365,491)    2,050,000      (948,786)
Net income (loss) from continuing operations    (1,498,592)   1,987,096    (6,388,123)     (852,982)
Basic income (loss) per share:
  From continuing operations                   $     (0.03)  $     0.05   $     (0.17)  $      0.00
  From discontinued operations                 $        --   $    (0.01)  $      0.04   $     (0.02)
  Net income (loss) per share                  $     (0.03)  $     0.04   $     (0.13)  $     (0.02)
Diluted income (loss) per share:
  From continuing operations                   $     (0.03)  $     0.05   $     (0.17)  $      0.00
  From discontinued operations                 $        --   $    (0.01)  $      0.04   $     (0.02)
  Net income (loss) per share                  $     (0.03)  $     0.04   $     (0.13)  $     (0.02)

                              Selected Statement of Financial
                                   Position Data as of
                             ---------------------------------
                             June 30, 2006   December 31, 2005
                             ------------    -----------------

Working capital               $(9,105,107)     $(7,587,860)
Total assets                   15,960,372       18,478,469
Long-term debt                  2,002,802        3,042,914
Total stockholders' equity       (742,354)       1,629,139

Three and Six Months Ended June 30, 2006 and 2005

         Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing and data management. They are reflected in the chart below as a percentage of overall revenues:

                          Percentage of Revenues       Percentage of Revenues
                        for the three months ended   for the  six months ended
Category of Services              June 30,                    June 30,
---------------------   --------------------------   -------------------------
                               2006   2005                  2006    2005
                               ----   ----                  ----    ----
Strategic Consulting           45.8%  31.0%                 44.6%   31.7%
Business Intelligence          17.4%  18.8%                 20.8%   21.0%
Data Warehousing               28.0%  22.1%                 25.9%   20.5%
Data Management                 8.8%  15.8%                  8.7%   15.0%
Other                           0.0%  12.3%                  0.0%   11.8%

            Strategic consulting revenues were 45.8% and 44.6% of total revenues for the three and six months ended June 30, 2006, increasing by 14.8% and 12.9% points as compared to 31.0% and 31.7% of total revenues for the comparable prior year periods, respectively. During March 2004, the Company acquired DeLeeuw Associates, whose revenue base is entirely in the strategic consulting category of services. In July 2005, the Company acquired Integrated Strategies, Inc.
(ISI), whose revenue base is also entirely in the strategic consulting category of services. The DeLeeuw and ISI businesses currently account for all of the Company's strategic consulting revenues. While the DeLeeuw revenues for the six months ended June 30, 2006 were $4.3 million, as compared to $4.5 million for the six months ended June 30, 2005, ISI's revenues were $1.8 million and zero for the six months ended June 30, 2006 and 2005, respectively. The decrease in invoicing for DeLeeuw is the result of the completion of a large engagement that provided $0.7 million of revenues for the six months ended June 30, 2005, which was partially replaced by new clients totaling approximately $0.5 million in revenues for the six months ended June 30, 2006.

            Business intelligence service revenues were 17.4% and 20.8% of total revenues for the three and six months ended June 30, 2006, decreasing by 1.4% and 0.2% points as compared to 18.8% and 21.0% of total revenues for the comparable prior year periods, respectively. On an absolute dollar basis, business intelligence revenues were flat for the three months ended June 30, 2006 and increased $0.4 million for the six months ended June 30, 2006. Business intelligence services were $1.2 million and $2.4 million for the three and six months ended June 30, 2005 and $1.2 million and $2.8 million for the three and six months ended June 30, 2006, respectively. This increase is primarily attributable to an increase in average billing rates of 5.3% for the six months ended June 30, 2006 versus the prior year, coupled with a 9.4% increase in billable hours for this line of business. The increase in billing rates is attributable to the utilization of higher skilled consultants, while the increase in billable hours is attributable to the addition in the number of consultants utilized.

            Data warehousing revenues were 28.0% and 25.9% of total revenues for the three and six months ended June 30, 2006, increasing by 5.9% and 5.4% points as compared to 22.1% and 20.5% of total revenues for the comparable prior year periods, respectively. On an absolute dollar basis, data warehousing revenues increased by $0.2 million and $0.6 million for the three and six months ended June 30, 2006, respectively, which is attributable to $0.6 million of revenues from McKnight Associates for the six months ended June 30, 2006.

            Data management revenues were 8.8% and 8.7% of total revenues for the three and six months ended June 30, 2006, decreasing by 7.0% and 6.3% points as compared to 15.8% and 15.0% of total revenues for the comparable prior year periods. This category of services is less profitable to the Company than the other service categories and, as a result, is being de-emphasized and the Company's resources are being focused on the more profitable service categories.

            The Company intends to continue to focus on increasing revenues in the strategic consulting, business intelligence and data warehousing lines of business during 2006 and is continuing to de-emphasize the data management line of business since this category is less profitable to the Company than the other service categories.

Three and Six Months ended June 30, 2006 and 2005

Revenue

            The Company's revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the three and six months ended June 30, 2006 were $6.6 million and $13.5 million, unchanged and increased $0.7 million, or 0% and 5.0%, as compared to revenues of $6.6 million and $12.8 million for the three and six months ended June 30, 2005, respectively.

Services

            Services revenues for the three and six months ended June 30, 2006 were $6.0 million and $12.3 million, an increase of $0.6 million and $1.9 million, or 11.1% and 18.2% of services revenues, as compared to services revenues of $5.4 million and $10.4 million for the three and six months ended June 30, 2005, respectively. ISI contributed $1.8 million during the six months ended June 30, 2006. McKnight contributed $0.6 million for the period. The ongoing CSI business increased by $0.2 million, while the DeLeeuw revenues decreased by $0.2 million due to the completion of a project for a large client.

Related party services

            Revenues from related parties for the three and six months ended June 30, 2006 were $0.6 million and $1.2 million, representing a decrease of $0.5 million and $1.0 million, or 45.8% and 45.8% as compared to related party revenues of $1.1 million and $2.2 million for the three and six months ended June 30, 2005, respectively. The decrease for the six months ended June 30, 2006 compared to the same period in the prior year, is primarily attributed to a 47.2% reduction in billable hours for the six months ended June 30, 2006 versus the same period for the prior year. The decrease in billable hours is attributable to a 48.6% reduction in the number of consultants required by our related party, while the average bill rates increased by 12.9% for the period as compared to the same period in the prior year.

Cost of revenue

            Cost of revenue primarily includes payroll and benefits costs for the Company's consultants. Cost of revenue was $5.0 million and $10.4 million, or 75.9% and 77.4% of revenue, for the three and six months ended June 30, 2006, compared to $4.8 million and $9.3 million, or 72.4% and 72.5% of total revenue, for the three and six months ended June 30, 2005, representing an increase of $0.2 million and $1.1 million, or 5.7% and 12.1% as compared to the prior year, respectively.

Services

            Cost of services was $4.5 million and $9.4 million, or 74.7% and 76.1% of services revenue, for the three and six months ended June 30, 2006, compared to $3.8 million and $7.4 million, or 71.3% and 71.6% of services revenue, for the three and six months ended June 30, 2005, representing an increase of $0.7 million, or 17.5% and $2.0 million, or 26.3%, respectively. ISI and McKnight contributed a cost of services of $1.4 million and $0.5 million for the six months ended June 30, 2006. The ongoing CSI and DeLeeuw operations contributed an increase of $0.1 million and an increase of $52,000, respectively, for the six months ended June 30, 2006 as compared to the same period in the prior year. Additionally, the Company recorded a $0.1 million charge in conjunction with the adoption of SFAS No. 123(R) in January 2006.

Related party services

            Cost of related party services was $0.5 million and $1.1 million, or 89.6% and 92.1% of related party services revenue, for the three and six months ended June 30, 2006, compared to $0.9 million and $1.9 million, or 85.9% and 88.0% of related party services revenue, for the three and six months ended June 30, 2005, respectively. The decrease in absolute dollars for related party services revenue is due to a 47.2% reduction in billable hours for the six months ended June 30, 2006 versus the same period for the prior year. The decrease in billable hours is attributable to a 48.6% reduction in the number of consultants required by our related party. The increased cost as a percentage of related party services revenue is due to a 20.5% increase in average pay rate for the six months ended June 30, 2006 versus the same period for the prior year.

Gross Profit

            Gross profit was $1.6 million and $3.0 million, or 24.1% and 22.6% of total revenue, for the three and six months ended June 30, 2006, compared to $1.8 million and $3.5 million, or 27.6% and 27.5% of total revenue, for the three and six months ended June 30, 2005, respectively.

            As a percentage of total gross profit for the three and six months ended June 30, 2006, respectively, services contributed 95.8% and 96.8%, related party services contributed 3.8% and 3.0%, and other, including software, support and maintenance contributed 0.4% and 0.2%. As a percentage of total gross profit for the three and six months ended June 30, 2005, respectively, services contributed 86.8% and 85.2%, related party services contributed 8.3% and 7.3%, and other, including software, support and maintenance contributed 4.8% and 7.5%.

Services

            Gross profit from services was $1.5 million and $2.9 million, or 25.3% and 23.9% of services revenue, for the three and six months ended June 30, 2006 as compared to $1.6 million and $2.9 million, or 29.1% and 28.4% of services revenue, for the three and six months ended June 30, 2005, respectively. ISI and McKnight contributed a gross profit of $0.4 million and $0.2 million for the six months ended June 30, 2006. Additionally, the Company recorded a $0.1 million charge for stock compensation expense in conjunction with the adoption of SFAS No.123(R) in January 2006.

Related party services

            Gross profit for related party services was $61,000 and $92,000, or 10.4% and 7.9% of related party services revenue, for the three and six months ended June 30, 2006, compared to $0.2 million and $0.3 million, or 14.1% and 12.0% of related party services revenue, for the three and six months ended June 30, 2005, respectively. Gross profit declined due to a 47.2% reduction in billable hours for the six months ended June 30, 2006 versus the same period for the prior year. The decrease in billable hours is attributable to a 48.6% reduction in the number of consultants required by our related party.

Selling and marketing

            Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $1.2 million, or 18.3% of revenue, and $2.4 million, or 17.8% of revenue, for the three and six months ended June 30, 2006, respectively, compared to $1.1 million, or 17.4% of revenue, and $2.2 million, or 17.4% of revenue, for the three and six months ended June 30, 2005, respectively.

            For the three month periods ended June 30, 2006 and 2005, selling and marketing expenses increased by approximately $0.1 million, to $1.2 million in the current period, from $1.1 million in the comparable prior year period. ISI was acquired by the Company in July 2005 and, as a result, $0.1 million of selling and marketing costs were incurred in the current period. Additionally, selling and marketing costs increased in the current period by $0.1 million due to costs associated with a Company senior executive that was transferred to manage the sales organization, however, was included in general and administrative costs in the prior year and $0.1 million of stock option expense was recorded in conjunction with the Company's adoption of SFAS No. 123(R) on January 1, 2006. Offsetting these increases were $0.1 million of payroll cost reductions due to headcount reductions and reduced commission payments in the sales and recruiting departments as compared to the prior period. In an effort to reduce expenses, the Company also reduced public relations and advertising costs by $0.1 million in the current period as compared to the prior year period.

            For the six month periods ended June 30, 2006 and 2005, selling and marketing expenses increased by approximately $0.2 million, or 7.5%, to $2.4 million in the current period, from $2.2 million in the comparable prior year period. ISI was acquired by the Company in July 2005 and, as a result, $0.2 million of selling and marketing costs were incurred in the current period. Additionally, selling and marketing costs increased in the current period by $0.2 million due to costs associated with a Company senior executive that was transferred to manage the sales organization, however, was included in general and administrative costs in the prior year and $0.2 million of stock option expense was recorded in conjunction with the Company's adoption of SFAS No. 123(R) on January 1, 2006. Offsetting these increases were $0.3 million of payroll cost reductions due to headcount reductions and reduced commission payments in the sales and recruiting departments as compared to the prior period. In an effort to reduce expenses, the Company also reduced public relations and advertising costs by $0.1 million in the current period as compared to the prior year period.

General and administrative

            General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.4 million, or 20.9% of revenue, and $2.9 million, or 21.3% of revenue, for the three and six months ended June 30, 2006, respectively, compared to $1.5 million, or 22.3% of revenue, and $3.1 million, or 24.5% of revenue, for the three and six months ended June 30, 2005, respectively.

            For the three month periods ended June 30, 2006 and 2005, general and administrative expenses declined by approximately $0.1 million, to $1.4 million in the current period, from $1.5 million in the comparable prior year period. General and administrative costs decreased in the current period by $0.1 million due to costs associated with a Company senior executive that was transferred to manage the sales organization, however, was included in general and administrative costs in the prior year period. Payroll costs declined by $0.1 million as compared to the prior year period primarily due to several employees being moved into the consulting organization and becoming billable and professional fees declined by $0.1 million due to consulting fees incurred in the prior year. The allowance for doubtful accounts was also reduced in the current period by $0.1 million. Offsetting these cost reductions were $0.1 million of general and administrative costs relating to ISI and McKnight Associates incurred in the current period and $0.2 million of stock option expense recorded in conjunction with the Company's adoption of SFAS No. 123(R) on January 1, 2006.

            For the six month periods ended June 30, 2006 and 2005, general and administrative expenses declined by approximately $0.2 million, to $2.9 million in the current year, from $3.1 million in the prior year. General and administrative costs decreased in the current period by $0.2 million due to costs associated with a Company senior executive that was transferred to manage the sales organization, however, was included in general and administrative costs in the prior year period. Payroll costs declined by $0.2 million as compared to the prior year period primarily due to several employees being moved into the consulting organization and becoming billable and professional fees declined by $0.3 million due to consulting fees incurred in the prior year as well as reductions in legal and accounting costs. The allowance for doubtful accounts was also reduced in the current period by $0.1 million. Offsetting these cost reductions were $0.2 million of general and administrative costs relating to ISI and McKnight Associates incurred in the current period and $0.4 million of stock option expense recorded in conjunction with the Company's adoption of SFAS No. 123(R) on January 1, 2006.

Depreciation and amortization

            Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.2 million and $0.4 million for the three and six months ended June 30, 2006 compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively.

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

            During the three months ended June 30, 2006, the Company recognized a gain on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants of $0.8 million. During the six months ended June 30, 2006, the Company recognized a loss on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants of ($1.5 million). During the three and six months ended June 30, 2005, the Company recorded gains on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants of $4.5 million and $4.6 million, respectively.

            Interest expense, which includes amortization of the discount on debt of $0.3 million and $0.7 million and $0.8 million and $1.5 million during the three and six months ended June 30, 2006 and 2005, respectively, was $1.1 million and $2.0 million and $1.2 million and $2.4 million for the three and six months ended June 30, 2006 and 2005, respectively. The reduction in interest expense in the current period was primarily due to the reduction in the amortization of the discount on debt. This amortization was reduced due to early extinguishments of the related debt.

Discontinued Operations

            In July 2005, the Company sold substantially all the assets of its subsidiary, Evoke Software Corporation, to Similarity Systems for cash and future consideration. In February 2006, Informatica Corporation acquired Similarity Systems and, as a result, the Company received a $2.05 million payment which was recorded as income from discontinued operations. The Company recorded losses from discontinued operations of ($0.4 million) and ($0.9 million) during the three and six months ended June 30, 2005, respectively.

Liquidity and Capital Resources

            The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses and negative cash flows from operating activities for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, and has an accumulated deficit of ($47.1 million) at June 30, 2006. Due to this history of losses and operating cash consumption, we cannot predict how long the Company will continue to incur further losses or whether it will become profitable again, or if the Company's business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The Company expects that it will need to raise additional debt or equity financing by March 2007 in order to be able to continue to meet its obligations as they come due. These financing requirements are in addition to the $2,000,000 Series B preferred stock financing completed by the Company in August 2006. See Note 20 of the Notes to Condensed Consolidated Financial Statements for further discussion of the preferred stock financing.

            As of June 30, 2006, the Company had a cash balance of approximately $52,000 and a working capital deficit of ($9.1 million).

            The Company has experienced continued losses that exceeded expectations from 2004 through the quarter ended June 30, 2006. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company's liquidity issues. To address the liquidity issue, the Company entered into various debt instruments between August 2004 and June 2006 and, as of June 30, 2006, has approximately $14.3 million of debt outstanding. Additionally, during 2005 the Company raised $1.25 million through the sale of common stock in the Company.

            The Company's debt level currently requires interest of approximately $90,000 per month, $67,000 of which is being paid currently and the balance is due to be paid upon maturity of the notes. The Company's $165,000 note with Adam and Larry Hock, the former owners of Integrated Strategies, Inc., matures on October 28, 2006. Additionally, the $1.08 million convertible note to Sands Brothers matures on January 1, 2007 and the $3.1 million Overadvance on the Laurus credit facility is due to be retired by December 31, 2007 through monthly reductions of $258,000 per month beginning in February 2007. The $1.0 million term note with Laurus is currently being repaid through monthly payments of approximately $45,000 per month which end in December 2007. These maturities will require the Company to retire approximately $5.2 million of debt principal between July 2006 and December 2007.

            The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 18 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to seek additional equity financing and to restructure the terms of the aforementioned debt obligations, however, there can be no assurance that any such funding or debt restructuring will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of the Notes on a month-to-month basis until the Company raises sufficient funds to pay the Notes in full. Amounts outstanding under the Notes at June 30, 2006 were $4.0 million. In addition, Mr. Scott Newman, Mr. Glenn Peipert and Mr. Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to $1.5 million based on their ability to sell their Company common stock in order to provide the Company with necessary financing. Failure to obtain sufficient equity financing or adequate debt restructuring would have substantial negative ramifications to the Company.

            The Company's working capital deficit is ($9.1 million) as of June 30, 2006 compared to ($7.6 million) as of December 31, 2005. The primary reasons for the decline in working capital are a $2.2 million increase in short term notes due to the September 2005 Sands note in the amount of $1.08 million being reclassified to current from long term and an increase in short term borrowing from Taurus Advisory Group of $1.0 million during the six month period, a $1.5 million increase in the related party liability due to a reclassification to current from long term during this period, a $0.2 million increase in line of credit borrowings and a $0.1 million increase in the current portion of long term debt, partially offset by a $1.7 million decrease in the financial instrument liability due to the early extinguishment of the Laurus debt in February 2006, a $0.5 million net increase in accounts receivable and a $0.5 million decrease in accounts payable and accrued expenses during the period.

            Cash used in operating activities during the six months ended June 30, 2006 was approximately ($2.8 million) compared to ($3.6 million) for the six months ended June 30, 2005. Cash used from operations was primarily due to the $8.4 million loss from continuing operations partially offset by income from discontinued operations of $2.0 million and a $1.5 million non-cash loss in the fair value of financial instruments and a $2.3 million non-cash loss on the early extinguishment of debt.

            Cash used in investing activities was zero during the three months ended June 30, 2006.

            Cash provided by financing activities was $0.6 million during the six months ended June 30, 2006. This resulted from $1.0 million of proceeds from the issuance of short term notes and $0.4 million of proceeds from the issuance of a long term note and $1.9 million in proceeds from the issuance of Series A convertible preferred stock. These sources of cash from financing activities were partially offset by the Company's $1.8 million acquisition of treasury stock, $0.1 million of costs incurred to restructure the Company's line of credit and $0.4 million of payments on long term debt and capital lease obligations, $0.2 million of principal payments on long term debt, $0.1 million of financing costs incurred and a $0.1 million reduction in the line of credit outstanding balance.

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

            As of June 30, 2006 and December 31, 2005, the Company had accounts receivable due from LEC of approximately $0.5 million and $0.6 million, respectively. There are no known collections problems with respect to LEC.

            For the three and six months ended June 30, 2006 and 2005, we invoiced LEC $0.6 million and $1.2 million and $1.1 million and $2.2 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients. The collection process is slow as these clients require separate invoice approval on their own internal systems, which extends the payment cycle. We feel confident in the collectibility of these accounts receivable as the majority of the revenues from LEC are derived from Fortune 100 clients.

            The following is a summary of the debt instruments outstanding as of June 30, 2006:

                                                                        Outstanding as of June 30, 2006
                                                                        (not including interest)         Remaining Availability
Lender                                  Type of facility                (all numbers approximate)        (if applicable)
--------------------------------------  ------------------------------  -------------------------------  ----------------------
Laurus Master Fund, Ltd.                Line of Credit                            $ 4,891,000                       $0
Laurus Master Fund, Ltd.                Term Note                                     818,000                        0
Sands Brothers Venture Capital LLC      Convertible Promissory Note                    54,000                        0
Sands Brothers Venture Capital III LLC  Convertible Promissory Note                   918,000                        0
Sands Brothers Venture Capital IV LLC   Convertible Promissory Note                   108,000                        0
Taurus Advisory Group, LLC investors    Convertible Promissory Note                 4,000,000                        0
Taurus Advisory Group, LLC investors    Series A Convertible Preferred              1,900,000                        0
                                        Stock
Scott Newman                            Promissory Note                               777,000                        0
Glenn Peipert                           Promissory Note                               708,000                        0
Larry and Adam Hock                     Promissory Note                               165,000                        0
                                                                                  -----------                   ------

TOTAL                                                                             $14,339,000                       $0
                                                                                  ===========                   ======

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

Stock-based Compensation

            SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

            SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

            (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

            (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

            The Company is required to adopt this standard effective with the beginning of the first annual reporting period that begins after December 15, 2005, therefore, we have adopted the standard in the first quarter of fiscal 2006 using the modified prospective method. We previously accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in future periods.

            The Company follows EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the years ended December 31, 2004 and 2005, the Company granted stock options to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recognizing the fair value of these options as expense over the three year vesting period of the options.

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

RISK FACTORS

      Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer also to our Annual Report on Form 10-KSB/A for fiscal year 2005 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

            During the three and six months ended June 30, 2006, services provided to one of the Company's clients, Sapphire Technologies', accounted for approximately 22.8% and 24.2% of total revenues, respectively. During the three and six months ended June 30, 2005, two of our clients, LEC, a related party, accounted for approximately 16.3% and 16.8%, respectively, of total revenues and Bank of America accounted for 25.4% and 26.1%, respectively, of total revenues. Further, the majority of our current assets consist of accounts receivable, and as of June 30, 2006, receivables relating to Sapphire Technologies', accounted for 29.6% of our accounts receivable balance. With the recent acquisition of new businesses and our objective of acquiring more over the next year, we believe that our reliance on these clients will continue to decline in the future. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

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

            In the first quarter of 2005, resulting from comments related to the Company's Registration Statement on Form SB-2/A, the Company and its independent registered public accounting firm recognized that our internal controls had material weaknesses. In April 2005, we restated our results of operations for the Company's quarterly results for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 related primarily to our purchase accounting for two acquisitions completed in 2004. In November 2005, resulting from discussions with the Staff of the SEC, we restated our results of operations for the Company's quarterly results for the quarters ended June 30, 2004, September 30, 2004 and March 31, 2005, and for the year ended December 31, 2004 primarily as a result of revised accounting treatment related to the our issuance of financial instruments in 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments. Finally, with this filing, resulting from discussions with the Staff of the SEC, we restated the manner in which we recorded and accounted for the beneficial conversion feature associated with convertible notes issued in 2004 in our results of operations for the Company's quarterly results for the quarters ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, and for the year ended December 31, 2004. As a result of this latest restatement, we were unable to file our Form 10-KSB/A in a timely fashion. Further restatements could cause us to miss our filing deadlines in the future, which could bring us out of compliance with the continued listing standards of the American Stock Exchange and/or cause us to default on certain of our financing arrangements, which would have a material adverse effect on our business.

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

            During the three and six months ended June 30, 2006 and the fiscal years ended December 31, 2005 and 2004, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the three and six months ended June 30, 2006, the Company recorded a net loss in the approximate amount of ($1.5 million) and ($6.4 million), respectively. During the fiscal year ended December 31, 2005, we reported a net loss in the approximate amount of ($5.1 million). The Company recorded a ($6.1 million) loss from operating activities for the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, we sustained a net loss in the approximate amount of ($35.3 million). The Company recorded a ($17.0 million) loss from operating activities for the fiscal year ended December 31, 2004, of which $12.2 million of the loss resulted from impairment of goodwill and intangibles for the year ended December 31, 2004. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We may continue to generate losses from the ongoing business prior to returning the Company to profitability.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

            Our total debt as of June 30, 2006 is approximately $14.3 million. The degree to which we are leveraged could have important consequences to us, including the following:

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

            Scott Newman and Glenn Peipert, our principal stockholders and our executive officers and two of our directors, beneficially own approximately 38.0% and 18.1%, respectively, of our outstanding common stock. Robert C. DeLeeuw, our Senior Vice President and President of our wholly owned subsidiary, DeLeeuw Associates, LLC, owns approximately 10.3% of our outstanding common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

            Our certificate of incorporation allows the Board of Directors to issue 20,000,000 shares of preferred stock with rights and preferences set by our board without further stockholder approval. The issuance of shares of this "blank check preferred" under particular circumstances could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to endeavor to impede the attempt by issuing shares of blank check preferred, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us. Our Board of Directors has the right to issue blank check preferred without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights. To date, the Company has issued 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group, LLC and 20,000 shares of Series B Convertible Preferred Stock to an individual investor.

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

            Our common stock commenced trading on the AMEX on September 21, 2005. The AMEX (Part 10, Section 1003) requires stockholders' equity (for continued listing) of at least $2.0 million if a listed company has sustained net losses in its five most recent fiscal years. As of June 30, 2006, our stockholders' equity was approximately ($0.7 million). However, Section 1003 includes an exception to such requirement. Specifically, AMEX will not normally consider suspending a listed company if the company (i) has a total market capitalization of at least $50 million; or total assets and revenue of $50 million each in its last fiscal year, or in two of its last three fiscal years; and (ii) the Company has at least 1.1 million shares publicly held, a market value of publicly held shares of at least $15 million and 400 round lot stockholders. On June 29, 2006, we received a letter from AMEX indicating that the Company is below certain of the Exchange's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange by July 31, 2006 that demonstrates the Company's ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to AMEX on July 31, 2006. There can be no assurance that AMEX will accept our plan, and if our plan is not accepted, AMEX will consider suspending or removing the Company's listing on the AMEX.

            As a result of failing to file our Annual Report on Form 10-KSB/A for fiscal 2005 in a timely fashion, the Company failed to meet the continued listing requirements of the American Stock Exchange from its due date on April 17, 2006 until April 21, 2006. In the future, if we fail to timely file our required reports, we could be subject to delisting.

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

            We are authorized to issue 85 million shares of our common stock. As of June 30, 2006, there were 49,988,634 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of June 30, 2006, we had 1,784,127 shares of common stock underlying convertible notes, and we have reserved shares of our common stock for issuance in connection with the potential conversion thereof. As of June 30, 2006, we had outstanding stock options and warrants to purchase approximately 10,319,787 shares of our common stock, the exercise price of which range between $0.46 and $5.25 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. Of the reserved shares, a total of 6,666,667 shares are currently reserved for issuance in connection with our 2003 Incentive Plan, of which options to purchase approximately 5,432,455 shares have been issued under the plan as of June 30, 2006. A significant number of such options and warrants contain provisions for broker-assisted exercise. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

            In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20 million shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. To date, the Company has issued 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group LLC and 20,000 shares of Series B Convertible Preferred Stock to an individual investor. While we presently have no present plans to issue any more additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

            Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that assessment, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2006 because of the material weaknesses identified and described below.

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

            In our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, filed with the SEC on May 22, 2006, such deficiencies resulted in a restatement of our financial statements for the three and nine months ended September 30, 2004, the year ended December 31, 2004, the three months ended March 31, 2005, the three and six months ended June 30, 2005 and the three and nine months ended September 30, 2005 as appropriate to properly account for the above transactions.

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

Item 1A. Risk Factors.

            There were material changes to the Risk Factor entitled "We may be de-listed from the AMEX if we do not meet continued listing requirements." as described in Part I to this Report.

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

                                         Conversion Services International, Inc.


Date: August 14, 2006                    By: /s/ Scott Newman
                                             -----------------------------------
                                             Scott Newman

                                             President, Chief Executive Officer
                                             and Chairman