Form 10-Q
period 2006-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2006-11-14
CIK 934306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ____________ to ___________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                  Class                                       November 13, 2006
----------------------------------------                      -----------------
Common Stock, $0.001 par value per share                      53,480,153 shares

                     CONVERSION SERVICES INTERNATIONAL, INC.

                                    FORM 10-Q

             For the three and nine months ended September 30, 2006

                                      INDEX

                                                                            Page
                                                                            ----

Part I.    Financial Information

           Item 1.   Financial Statements                                     1

                     a)   Condensed Consolidated Balance Sheets as of
                          September 30, 2006 (unaudited) and
                          December 31, 2005                                   2

                     b)   Condensed Consolidated Statements of
                          Operations for the three and nine months
                          ended September 30, 2006 (unaudited) and 2005
                          (unaudited)                                         3

                     c)   Condensed Consolidated Statements of Cash
                          Flows for the nine months ended September
                          30, 2006 (unaudited) and 2005 (unaudited)           4

                     d)   Notes to Condensed Consolidated Financial
                          Statements (unaudited)                              6

           Item 2.   Management's Discussion and Analysis of Financial       16
                     Condition and Results of Operations

           Item 3.   Quantitative and Qualitative Disclosures About          35
                     Market Risk

           Item 4.   Controls and Procedures                                 35

Part II.   Other Information

           Item 1.   Legal Proceedings                                       38

           Item 6.   Exhibits                                                39

Signature

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,   December 31,
                                                                                                    2006           2005
                                                                                               -------------   ------------
ASSETS                                                                                          (Unaudited)
CURRENT ASSETS
  Cash                                                                                          $    262,801   $    176,073
  Accounts receivable, net of allowance for doubtful accounts of $298,684 and $489,070 as of
    September 30, 2006 and December 31, 2005, respectively                                         3,501,910      3,194,375
  Accounts receivable from related parties, net of allowance for doubtful accounts of
    $48,903 and zero as of September 30, 2006 and December 31, 2005, respectively; (Note 12)         328,165        569,908
  Prepaid expenses                                                                                   167,586        142,432
                                                                                                ------------   ------------
      TOTAL CURRENT ASSETS                                                                         4,260,462      4,082,788
                                                                                                ------------   ------------
PROPERTY AND EQUIPMENT, at cost, net                                                                 301,620        417,469
OTHER ASSETS
  Goodwill; (Note 10)                                                                              6,937,736      7,239,566
  Intangible assets, net of accumulated amortization of $1,121,931 and $740,350 as of
    September 30, 2006 and December 31, 2005, respectively                                         1,430,883      1,862,964
  Deferred financing costs, net of accumulated amortization of $38,261 and $467,604 as of
    September 30, 2006 and December 31, 2005, respectively                                            71,739        425,705
  Discount on debt issued, net of accumulated amortization of $1,547,104 and $678,917 as of
    September 30, 2006 and December 31, 2005, respectively                                         2,045,087      4,177,428
  Equity investments                                                                                 101,111        149,117
  Other assets                                                                                       121,567        123,432
                                                                                                ------------   ------------
                                                                                                  10,708,123     13,978,212
                                                                                                ------------   ------------
      Total Assets                                                                              $ 15,270,205   $ 18,478,469
                                                                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Line of credit; (Note 6)                                                                      $  5,076,573   $  4,713,312
  Current portion of long-term debt                                                                  589,004        495,122
  Accounts payable and accrued expenses                                                            1,960,055      2,519,446
  Short term notes payable                                                                         2,745,000      1,063,990
  Deferred revenue                                                                                    20,915         41,121
  Related party note payable; (Note 12)                                                              217,385             --
  Financial instruments                                                                              416,308      2,837,657
                                                                                                ------------   ------------
      TOTAL CURRENT LIABILITIES                                                                   11,025,240     11,670,648
LONG-TERM DEBT, net of current portion                                                             1,918,297      3,042,914
RELATED PARTY NOTE PAYABLE; (Note 12)                                                                     --      1,772,368
DEFERRED TAXES                                                                                       363,400        363,400
                                                                                                ------------   ------------
      Total Liabilities                                                                           13,306,937     16,849,330
                                                                                                ------------   ------------
SERIES A CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value,
  20,000,000 shares authorized; 19,000 and zero shares issued and outstanding
  at September 30, 2006 and December 31, 2005, respectively; (Note 7)                                922,710             --
SERIES B CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value,
  20,000,000 shares authorized; 20,000 and zero shares issued and outstanding
  at September 30, 2006 and December 31, 2005, respectively; (Note 7)                              1,428,220             --
COMMITMENTS AND CONTINGENCIES                                                                             --             --
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.001 par value, 100,000,000 shares authorized;
      57,625,535 and 54,093,916 issued and outstanding at September 30, 2006 and
      December 31, 2005, respectively                                                                 57,625         54,094
    Additional paid in capital                                                                    50,600,152     42,264,407
    Treasury stock, at cost, 4,145,382 and zero shares in treasury as of September 30, 2006
      and December 31, 2005, respectively                                                         (1,848,869)            --
    Accumulated deficit                                                                          (49,196,570)   (40,689,362)
                                                                                                ------------   ------------
      Total Stockholders' Equity (Deficit)                                                          (387,662)     1,629,139
                                                                                                ------------   ------------
      Total Liabilities and Stockholders' Equity (Deficit)                                      $ 15,270,205   $ 18,478,469
                                                                                                ============   ============

            See Notes to Condensed Consolidated Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three months ended           Nine months ended
                                                                                  September 30,               September 30,
                                                                           -------------------------   --------------------------
                                                                               2006          2005          2006          2005
                                                                           -----------   -----------   ------------   -----------
                                                                                          (Restated)                   (Restated)
REVENUE:
  Services                                                                 $ 5,359,019   $ 6,693,199   $ 17,660,100   $17,105,033
  Related party services                                                       698,739       899,142      1,866,680     3,070,779
  Other                                                                          9,385       108,082         15,688       353,564
                                                                           -----------   -----------   ------------   -----------
                                                                             6,067,143     7,700,423     19,542,468    20,529,376
COST OF REVENUE:
  Services (inclusive of stock based compensation of $123,894 and $336,050 for the three and nine months ended September 30, 2006. There were no stock compensation charges during the three and nine months ended
    September 30, 2005)                                                      4,259,981     5,007,717     13,619,097    12,416,571
    Related party services                                                     660,299       777,057      1,736,311     2,675,224
                                                                           -----------   -----------   ------------   -----------
                                                                             4,920,280     5,784,774     15,355,408    15,091,795
                                                                           -----------   -----------   ------------   -----------
GROSS PROFIT                                                                 1,146,863     1,915,649      4,187,060     5,437,581
                                                                           -----------   -----------   ------------   -----------
OPERATING EXPENSES
  Selling and marketing (inclusive of stock based compensation of $150,666 and $370,750 for the three and nine months ended September 30, 2006.
    There were no stock compensation charges during the three and nine
    months ended September 30, 2005)                                         1,167,067     1,122,239      3,565,446     3,353,306
  General and administrative (inclusive of stock
    based compensation of $131,482 and $493,100 and $434,931 and $455,925
    for the three and nine months ended September 30, 2006 and 2005,
    respectively.                                                            1,559,658     2,144,261      4,431,923     5,292,449
  Goodwill impairment                                                          245,000            --        245,000            --
  Depreciation and amortization                                                195,828       256,205        607,477       642,691
                                                                           -----------   -----------   ------------   -----------
                                                                             3,167,553     3,522,705      8,849,846     9,288,446
                                                                           -----------   -----------   ------------   -----------
LOSS FROM OPERATIONS                                                        (2,020,690)   (1,607,056)    (4,662,786)   (3,850,865)
                                                                           -----------   -----------   ------------   -----------
OTHER INCOME (EXPENSE)
  Equity in earnings (loss) from investments                                   (37,339)       (1,657)       (48,005)       45,028
  Gain (loss) on financial instruments                                         760,791    (2,802,611)      (715,212)    1,794,044
  Gain (loss) on early extinguishment of debt                                       --       244,265     (2,311,479)      244,265
  Interest income                                                                   --        11,247             --        69,165
  Interest expense                                                            (729,624)     (930,062)    (2,727,503)   (3,291,707)
                                                                           -----------   -----------   ------------   -----------
                                                                                (6,172)   (3,478,818)    (5,802,199)   (1,139,205)
                                                                           -----------   -----------   ------------   -----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                        (2,026,862)   (5,085,874)   (10,464,985)   (4,990,070)
INCOME TAXES                                                                        --            --             --            --
                                                                           -----------   -----------   ------------   -----------
NET LOSS FROM CONTINUING OPERATIONS                                         (2,026,862)   (5,085,874)   (10,464,985)   (4,990,070)
DISCONTINUED OPERATIONS:
Gain on disposal of discontinued operations                                         --        24,910      2,050,000        24,910
Loss from discontinued operations                                                   --      (171,637)            --    (1,120,423)
                                                                           -----------   -----------   ------------   -----------
                                                                                    --      (146,727)     2,050,000    (1,095,513)
                                                                           -----------   -----------   ------------   -----------
NET LOSS                                                                    (2,026,862)   (5,232,601)    (8,414,985)   (6,085,583)
Preferred stock dividends                                                      (52,640)           --        (92,223)           --
                                                                           -----------   -----------   ------------   -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS'                              $(2,079,502)  $(5,232,601)  $ (8,507,208)  $(6,085,583)
                                                                           ===========   ===========   ============   ===========
  Basic net loss per share from continuing operations                      $     (0.04)  $     (0.10)  $      (0.20)  $     (0.10)
  Basic net income (loss) per share from discontinued operations           $        --   $     (0.00)  $       0.04   $     (0.02)
  Basic net loss per share                                                 $     (0.04)  $     (0.10)  $      (0.16)  $     (0.12)
  Diluted net loss per share from continuing operations                    $     (0.04)  $     (0.10)  $      (0.20)  $     (0.10)
  Diluted net income (loss) per share from discontinued operations         $        --   $     (0.00)  $       0.04   $     (0.02)
  Diluted net loss per share                                               $     (0.04)  $     (0.10)  $      (0.16)  $     (0.12)
Weighted average shares used to compute net income (loss) per share:
  Basic                                                                     51,921,996    53,676,751     51,190,806    52,523,523
  Diluted                                                                   51,921,996    53,676,751     51,190,806    52,523,523

            See Notes to Condensed Consolidated Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                            2006           2005
                                                                                        ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $ (8,414,985)  $(6,085,583)
  Net income (loss) from discontinued operations                                           2,050,000   $(1,095,513)
    Net loss from continuing operations                                                 $(10,464,985)  $(4,990,070)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
    Depreciation of property and equipment and amortization of leasehold improvements        115,850        99,143
    Amortizaton of intangible assets                                                         432,081       266,567
    Amortization of debt discounts                                                         1,060,206       766,057
    Amortization of relative fair value of warrants issued                                   856,419     1,575,000
    Amortization of deferred financing costs                                                  59,546       276,981
    Excess of derivative value over notional amount of debt                                       --       449,275
    Goodwill impairment                                                                      245,000            --
    Stock and stock option based compensation                                              1,200,770       455,926
    (Gain) loss on change in fair value of financial instruments                             715,212    (1,794,044)
    (Gain) loss on early extinguishment of debt                                            2,311,479      (244,265)
    Increase (decrease) in allowance for doubtful accounts                                  (141,483)      261,431
    (Income) loss from equity investments                                                     48,006       (45,028)
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                         (117,149)     (320,673)
    Decrease in accounts receivable from related parties                                     192,840       223,541
    (Increase) decrease in prepaid expenses                                                  (25,154)       62,687
    Decrease in goodwill                                                                      56,830            --
    (Increase) decrease in other assets                                                        1,865      (108,375)
    Decrease in accounts payable and accrued expenses                                       (525,659)     (590,052)
    Decrease in deferred revenue                                                             (20,206)      (89,958)
                                                                                        ------------   -----------
      Net cash used in operating activities of continuing operations                      (3,998,532)   (3,745,857)
    Net cash used in operating activities of discontinued operations                              --      (302,260)
                                                                                        ------------   -----------
      Net cash used in operating activities                                               (3,998,532)   (4,048,117)
                                                                                        ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                           --       (33,796)
  Investment in McKnight Associates, Inc., net of cash acquired                                   --      (830,827)
  Investment in Integrated Strategies, Inc., net of cash acquired                                 --    (2,056,445)
                                                                                        ------------   -----------
      Net cash used in investing activities of continuing operations                              --    (2,921,068)
    Net proceeds from the sale of discontinued operations                                  2,050,000       644,958
                                                                                        ------------   -----------
      Net cash provided by (used in) investing activities                                  2,050,000    (2,276,110)
                                                                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances under line of credit                                                           72,177     1,589,312
  Proceeds from the conversion of Laurus debt to equity                                           --     1,000,000
  Proceeds from issuance of short-term note payable                                          500,000       500,000
  Proceeds from issuance of long-term note payable                                           381,256        80,000
  Deferred financing costs                                                                  (110,000)           --
  Principal payments on long-term debt                                                      (318,182)   (4,251,000)
  Proceeds from sale of Company common stock and exercise of stock options                    34,663     1,255,000
  Acquisition of treasury stock                                                           (1,848,869)           --
  Proceeds from sale of Series A Convertible Preferred Stock                               1,900,000            --
  Proceeds from sale of Series B Convertible Preferred Stock                               2,000,000            --
  Principal payments on capital lease obligations                                            (88,809)      (94,920)
  Proceeds from related party note payable                                                        --     1,367,914
  Principal payments on related party notes                                                 (486,976)     (207,757)
  Restricted cash                                                                                 --     4,352,752
                                                                                        ------------   -----------
      Net cash provided by financing activities                                            2,035,260     5,591,301
    Effect of exchange rate changes on cash and cash equivalents                                  --        10,815
NET INCREASE (DECREASE) IN CASH                                                               86,728      (722,111)
CASH, beginning of period                                                                    176,073     1,028,146
                                                                                        ------------   -----------
CASH, end of period                                                                     $    262,801   $   306,035
                                                                                        ============   ===========

            See Notes to Condensed Consolidated Financial Statements

                     CONVERSION SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                               2006        2005
                                                                                            ----------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                    $  576,341   $252,370
  Cash paid for income taxes                                                                        --         --
  Series A convertible preferred stock dividend satisfied by issuing Company common stock       39,583         --
  Related party note payable repayment through issuance of Company common stock              1,154,382         --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

The Company did not enter into any capital lease arrangements during the nine months ended September 30, 2006. During the three and nine months ended September 30, 2005, the Company entered into various capital lease arrangements for computer and trade show equipment in the approximate amount of zero and $33,240, respectively.

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

Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Security and Exchange Commission rules over interim financial statements.

      These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005 and other reports filed with the Securities and Exchange Commission.

Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Doorways, Inc., DeLeeuw Associates, LLC, Integrated Strategies, Inc., McKnight Associates, Inc., LEC Corporation of NJ and CSI Sub Corp. (DE). All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method. The results of Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp. and now known as CSI Sub Corp. II (DE)) have been included in these condensed consolidated financial statements as a component of discontinued operations. Substantially all assets of Evoke were sold to Similarity Systems in July 2005.

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

      Goodwill represents the amounts paid in connection with the acquisitions of the DeLeeuw Associates, Integrated Strategies, McKnight Associates and the assets of Scosys, Inc. Additionally, as part of the Scosys, DeLeeuw Associates and McKnight Associates acquisitions, the Company acquired identifiable intangible assets.

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

      The Company has also recorded discount on debt due to beneficial conversion feature charges as per EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" related to convertible debt instruments that include beneficial conversion features. The discount on debt is amortized to interest expense over the term of the related debt instruments, which currently range from fifteen months to five years.

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

Extinguishment of debt

            In February 2006, the Company restructured its financing with Laurus Master Fund, Ltd. As a result of this restructuring, the convertible notes which existed under the prior transaction were replaced with non-convertible notes, among other things. This transaction was recorded as an early extinguishment of debt and the Company included the unamortized portion of both the discount on debt and deferred financing costs related to the extinguished debt as a component of the loss recorded on the early extinguishment of the debt.

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

            The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2006 was $0.61 and $0.51 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield           0.0%
Risk-free interest rate          4.97%
Expected volatility            171.68%
Expected option life (years)      3.0

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

Concentrations of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2006, Sapphire Technologies accounted for approximately 29.2% of the Company's accounts receivable balance.

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

      The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company's current valuation allowance primarily relates to benefits from the Company's net operating losses.

Derivatives

      The Company accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At September 30, 2006, the Company had not entered into any transactions which were considered hedges under SFAS 133.

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

Note 2: Liquidity

            The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses and negative cash flows from operating activities for the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, and has an accumulated deficit of ($49.2 million) at September 30, 2006. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company's business will improve. These factors raise substantial doubt as to our ability to continue as a going concern.

            As of September 30, 2006, the Company had a cash balance of approximately $263,000 and a working capital deficiency of ($6.8 million).

            The Company has experienced continued losses that exceeded expectations from 2004 through the quarter ended September 30, 2006. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company's liquidity issues. To address the liquidity issue, the Company entered into various debt instruments between August 2004 and September 2006 and currently has approximately $10.8 million of debt outstanding and $1.9 million of Series A Convertible Preferred Stock which was issued in February 2006. Additionally, the Company raised $1.25 million through the sale of common stock in the Company during 2005 and $2.0 million through the sale of Series B Convertible Preferred Stock in August 2006.

            The Company's debt level currently requires interest and dividends of approximately $102,000 per month, $67,000 of which is being paid currently, $23,000 is being paid in Company common stock, and the balance of approximately $12,000 per month is due to be paid upon maturity of the notes. The Company's $165,000 note with Adam and Larry Hock, the former owners of Integrated Strategies, Inc., matured on October 28, 2006; due to a dispute between the Company and the Hocks, this note remains unpaid. Additionally, the $1.08 million convertible note to Sands Brothers matures on January 1, 2007 and the $3.1 million Overadvance on the Laurus credit facility is due to be retired by December 31, 2007 through monthly reductions of $258,000 per month beginning in February 2007. The $1.0 million term note with Laurus is currently being repaid through monthly payments of approximately $45,000 per month which end in December 2007. These maturities will require the Company to retire approximately $4.9 million of debt principal between October 2006 and December 2007.

            The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 15 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to seek additional equity financing and to restructure the terms of the aforementioned debt obligations, however, there can be no assurance that any such funding or debt restructuring will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of the Notes on a month-to-month basis until the Company raises sufficient funds to pay the Notes in full. Amounts outstanding under the Notes at September 30, 2006 were $3.5 million. In addition, Mr. Scott Newman, Mr. Glenn Peipert and Mr. Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to $1.5 million based on their ability to sell their Company common stock in order to provide the Company with necessary financing. Failure to obtain sufficient equity financing or adequate debt restructuring would have substantial negative ramifications to the Company.

Note 3: Recently Issued Accounting Pronouncements

            In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainties in Income Taxes" (FIN 48). The Company is currently evaluating the impact that the new standard is expected to have upon its implementation in the first quarter of 2007.

            In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The Company is required to adopt this statement effective the first quarter of 2008, and is currently evaluating the impact the new standard will have on the Company.

            In September 2006, the FASB issued Staff Position ("FSP") AUG AIR-1, "Accounting for Planned Major Maintenance Activities," which prohibits the accrue-in-advance method for planned major maintenance activities. Since the Company does not currently accrue for maintenance under this method, this FSP is not expected to affect the Company.

            In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 108, "Quantifying Financial Statement Misstatements." In SAB 108, the Securities and Exchange Commission's staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures. SAB 108 will be effective for the Company as of December 31, 2006; however it is not expected to have a material affect on the Company's financial statements.

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

            The pro forma consolidated statements of operations for the three and nine months ended September 30, 2005 set forth below gives effect to the acquisitions of McKnight Associates, Inc. and Integrated Strategies, Inc. as if they occurred on January 1, 2005.

                     Three months ended    Nine months ended
                     September 30, 2005   September 30, 2005
                     ------------------   ------------------
Revenues                $ 8,291,633          $25,509,585
Net Loss                $(5,145,825)         $(4,861,898)
Net Loss per share      $     (0.10)         $     (0.09)

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

Note 6 - Line of credit

            On February 1, 2006, the Company restructured its financing with Laurus by entering into financing agreements with Laurus which removed all conversion features in the originally issued notes, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1 million to Laurus (the "Term Note"), (b) issued a secured non-convertible revolving note in the principal amount of $10 million to Laurus (the "Revolving Note", collectively with the Term Note, the "Notes"), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the "Option") at an exercise price of $0.001 per share. The Company has no obligation to meet financial covenants under the notes. The proceeds from the issuance of the Notes were used to refinance the Company's outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July and November 2005) at a 5% premium. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 8.25% as of September 30, 2006) plus 1%, with a floor of 5.0%. Payments and interest will be made in monthly installments until maturity of the Notes on December 31, 2007. In addition, payments of principal on the Term Note will be made in equal monthly amounts until maturity of the Notes on December 31, 2007. A common stock purchase warrant issued to Laurus in August 2004 provides Laurus with the right to purchase 800,000 shares of the Company's common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011.

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

Note 7 - Redeemable Preferred Stocks

            On August 11, 2006, the Company entered into a Stock Purchase Agreement with Matthew J. Szulik ("Szulik"), pursuant to which it issued 20,000 shares of the Company's newly created Series B Convertible Preferred Stock, $.001 par value (the "Series B Preferred"). Each share of Series B Preferred has a stated value of $100.00. The Company received proceeds of $2,000,000.

            The Series B Preferred has a cumulative annual dividend equal to the Prime Rate plus one percent (1%), which is payable monthly in cash or common stock, at the election of the Company, and is convertible into shares of the Company's common stock at any time at a price equal to the lower of (1) $0.85 or
(2) the average daily volume weighted market price for the five consecutive trading days immediately prior to the date for which such price is determined, with a minimum price of $0.50. In addition, the Series B Preferred has no voting rights, but has liquidation preferences and certain other privileges.

            Pursuant to the Stock Purchase Agreement, Szulik was also granted a warrant to purchase 1,176,471 shares of the Company's common stock, and counsel to Szulik was granted a warrant to purchase 100,000 shares of the Company's common stock (the "Warrants"), both exercisable at a price of $0.94 per share (subject to adjustment). The Warrants are exercisable for a period of five years.

            Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Series B Preferred and the Warrants. The Company agreed to use its best efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible after the filing thereof.

            Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 1,276,471 shares of Company common stock to be approximately $593,000. This relative fair value has been recorded as a reduction of the $2,000,000 mezzanine equity balance for the preferred stock and an addition to additional paid-in capital. This amount is being amortized to interest expense over the four year expected conversion period of the preferred stock. The assumptions used in the relative fair value calculation are as follows: Company stock price on August 11, 2006 of $0.70 per share; exercise price of the warrants of $0.94 per share; five year term; volatility of 175.44%; annual rate of dividends of 0%; and a risk free interest rate of 4.97%. Additionally, the Company calculated a beneficial conversion feature charge related to the conversion price for the preferred stock to common stock of approximately $240,000. This was recorded as a discount on debt and is being amortized to interest expense over the four year expected conversion period of the preferred stock.

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

            Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 1,900,000 shares of Company common stock to be approximately $1,128,000. This relative fair value has been recorded as a reduction of the $1,900,000 mezzanine equity balance for the preferred stock and an addition to additional paid-in capital. This amount is being amortized to interest expense over the five year term of the debt instrument. The assumptions used in the relative fair value calculation are as follows: Company stock price on February 2, 2006 of $1.49 per share; exercise price of the warrants of $0.60 per share; five year term; volatility of 187.13%; annual rate of dividends of 0%; and a risk free interest rate of 4.82%. Additionally, the Company calculated a beneficial conversion feature charge related to the conversion price for the preferred stock to common stock of approximately $772,000. This was recorded as a discount on debt and is being amortized to interest expense over the five year life of the preferred stock.

Note 8 - Stock Based Compensation

            The 2003 Incentive Plan ("2003 Plan") authorizes the issuance of up to 10,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant.

            To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company's income tax return. There were no tax benefits realized by the Company during 2006, 2005 or 2004.

            The following summarizes the stock option transactions under the 2003 Plan during 2006:

                                                         Weighted average
                                              Shares      exercise price
                                            ----------   ----------------
Options outstanding at December 31, 2005     4,883,114         $1.43
Options granted                              1,730,000          0.59
Options exercised                              (40,100)         0.83
Options canceled                            (1,393,617)         1.20
                                            ----------         -----
Options outstanding at September 30, 2006    5,179,397         $1.22
                                            ==========         =====

            The following table summarizes information concerning outstanding and exercisable Company common stock options at September 30, 2006:

                                       Weighted
                        Number         Average        Weighted           Number         Weighted
     Range of         Outstanding     Remaining        Average        Exercisable        Average
 Exercise Prices    As of 09/30/06   Contractual   Exercise Price   As of 09/30/06   Exercise Price
-----------------   --------------   -----------   --------------   --------------   --------------
$0.4600   $0.4600      1,000,000         4.27           $0.4600                0          $0.0000
$0.6000   $0.6000          5,000         9.22           $0.6000                0          $0.0000
$0.7000   $0.7000        450,000         9.95           $0.7000                0          $0.0000
$0.8250   $0.8250        472,183         8.05           $0.8250          472,183          $0.8250
$0.8300   $0.8300      1,928,331         7.83           $0.8300          444,992          $0.8300
$2.4750   $2.4750        836,666         7.49           $2.4750          619,999          $2.4750
$3.0000   $3.0000        465,996         7.66           $3.0000          317,087          $3.0000
$3.4500   $3.4500         21,221         7.94           $3.4500           15,996          $3.4500
$0.4600   $3.4500      5,179,397         7.28           $1.2183        1,870,257          $1.7644

            In accordance with SFAS 123(R), the Company recorded approximately $406,000 and $1,200,800 of expense related to stock options which vested during the three and nine months ended September 30, 2006. Since the Company adopted SFAS 123(R) on January 1, 2006, there was no expense recorded during the comparative prior year period.

            Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123(R) in the three and nine month periods ended September 30, 2005, the Company's net loss would have changed to the pro forma amounts indicated below:

                                            Three months ended    Nine months ended
                                            September 30, 2005   September 30, 2005
                                            ------------------   ------------------
Net loss:
  As reported                                  $(5,232,601)         $(6,085,583)
  Less: Compensation expense per SFAS 123         (274,763)            (697,707)
                                               -----------          -----------
  Pro forma                                    $(5,507,364)         $(6,783,290)
                                               ===========          ===========
Net loss per share:
  As reported
    Basic                                      $     (0.10)         $     (0.12)
    Diluted                                          (0.10)               (0.12)
  Pro forma
    Basic                                      $     (0.10)         $     (0.13)
    Diluted                                          (0.10)               (0.13)
                                               ===========          ===========

Note 9 - Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method and the effect of convertible debt or equity instruments as if they had been converted at the beginning of each period presented.

      Basic and diluted loss per share was determined as follows:

                                                             For the three months         For the nine months
                                                             ended September 30,          ended September 30,
                                                          -------------------------   --------------------------
                                                              2006         2005           2006           2005
                                                          -----------   -----------   ------------   -----------
Net loss from continuing operations (A)                   $(2,026,862)  $(5,085,874)  $(10,464,985)  $(4,990,070)
Net income (loss) from discontinued operations (B)        $        --   $  (146,727)  $  2,050,000   $(1,095,513)
Net loss (C)                                              $(2,026,862)  $(5,232,601)  $ (8,414,985)  $(6,085,583)
Weighted average outstanding shares of common stock (D)    51,921,996    53,676,751     51,190,806    52,523,523
Common stock and common stock equivalents (E)              51,921,996    53,676,751     51,190,806    52,523,523
Basic income (loss) per share:
From continuing operations (A/D)                          $     (0.04)  $     (0.10)  $      (0.20)  $     (0.10)
From discontinued operations (B/D)                        $        --   $     (0.00)  $       0.04   $     (0.02)
Net loss per share (C/D)                                  $     (0.04)  $     (0.10)  $      (0.16)  $     (0.12)
Diluted income (loss) per share:
From continuing operations (A/E)                          $     (0.04)  $     (0.10)  $      (0.20)  $     (0.10)
From discontinued operations (B/E)                        $        --   $     (0.00)  $       0.04   $     (0.02)
Net loss per share (C/E)                                  $     (0.04)  $     (0.10)  $      (0.16)  $     (0.12)

      For the three and nine months ended September 30, 2006 and 2005, 5,179,397 and 2,249,388 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 6,163,803 warrants which were issued between June 7, 2004 and September 30, 2006 were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2006 and 2005 because the effect was antidilutive.

Note 10 - Goodwill impairment

            Under Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", the Company is required to test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company has determined that an impairment review of the goodwill associated with the Integrated Strategies ("ISI") acquisition was warranted as a result of a decline in revenues for this subsidiary based upon a change in the economics of the business. Integrated Strategies has encountered increased competition in their client base and has also been required to invoice through third party "vendor management" companies. As a result of this requirement, ISI's hourly billing rates have declined. In accordance with SFAS No. 142, the Company has performed a fair value analysis to determine the implied fair value of ISI, which indicated that the carrying value of the assets exceeded the implied fair value of the subsidiary. A goodwill impairment charge of $245,000 was recorded for the three and nine month period ended September 30, 2006. No goodwill impairment was recorded during the three and nine month periods ended September 30, 2005.

Note 11 - Major Customers

            During the three and nine months ended September 30, 2006, the Company had sales relating to one major customer, Sapphire Technologies, comprising 24.8% and 15.5% of revenues, and totaling approximately $1,504,000 and $3,019,000, respectively. Amounts due from services provided to this customer included in accounts receivable was approximately $1,195,000 at September 30, 2006. As of September 30, 2006, Sapphire Technologies accounted for approximately 29.2% of the Company's accounts receivable balance.

            During the three and nine months ended September 30, 2005, the Company had sales to two major customers, LEC, a related party (11.7% and 15.0%), which totaled approximately $899,142 and $3,070,779 and Bank of America (27.3% and 26.5%), which totaled approximately $2,103,415 and $5,446,387, respectively. Amounts due from LEC were approximately $557,559 and from Bank of America were approximately $866,994 at September 30, 2005. As of September 30, 2005, LEC and Bank of America accounted for approximately 10.9% and 17.0% of the Company's accounts receivable balance, respectively.

Note 12 - Related Party Transactions

            In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the three and nine months ended September 30, 2006 and 2005, the Company invoiced LEC $698,739 and $1,866,680 and $899,142 and $3,070,779, respectively, for the services of consultants subcontracted to LEC by the Company. As of September 30, 2006 and December 31, 2005, the Company had accounts receivable due from LEC of $328,165 and $569,908, respectively. The majority of LEC's billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

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

            On August 23, 2006, Mr. Newman and Mr. Peipert converted approximately $1.2 million of loans to the Company into Company common stock at a conversion price of $0.63 per share (as approved by the Board of Directors). This conversion price was based upon the closing market price of the Company's common stock on the American Stock Exchange on the date of conversion. Mr. Newman received 980,491 shares of common stock in exchange for converting $617,709 of loans and Mr. Peipert received 851,862 shares of common stock in exchange for converting $536,673 of loans. As of September 30, 2006, subsequent to the aforementioned conversion, Mr. Newman's outstanding loan balance to the Company was $0.1 million, and Mr. Peipert's outstanding loan balance to the Company was $0.1 million. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 8% per annum, and each has a term expiring on April 30, 2007.

Note 13 - Restatement of Previously Reported Financial Information

            At September 30, 2006, the Company restated its Statement of Operations for the three and nine months ended September 30, 2005 to adjust previously reported amounts to properly reflect the recording of its general and administrative and interest expense for these periods. As a component of the Company's restatement of the September 30, 2005 results of operations included the December 31, 2005 10-KSB/A, filed with the Securities and Exchange Commission on May 22, 2006, a $771,667 adjustment was recorded to general and administrative expense relating to a charge that was reclassified to gain on early extinguishment of debt. This should have been recorded as an adjustment to interest expense.

            A summary of the income statement effects of the restatement for the three and nine months ended September 30, 2005 is as follows:

                                     For the three months ended   For the nine months ended
                                         September 30, 2005           September 30, 2005
                                     --------------------------   -------------------------
                                     As reported     Restated     As reported    Restated
                                     -----------   ------------   -----------   -----------
General and administrative expense   $ 1,372,594   $ 2,144,261    $ 4,520,782   $ 5,292,449
Loss from operations                    (835,389)   (1,607,056)    (3,079,198)   (3,850,865)
Interest expense                      (1,701,729)     (930,062)    (4,063,374)   (3,291,707)

            There was no effect of the restatement on the previously issued balance sheet.

Note 14 - Regulatory Agency Communications

            On June 29, 2006, we received a letter from the American Stock Exchange ("AMEX") indicating that we are below certain of the Exchange's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the Exchange by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to AMEX on July 31, 2006, and AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

Note 15 - Subsequent Events

            In October 2006, stock options to purchase 2,690,000 shares of Company common stock were granted to employees. The exercise price for this grant is $0.25 per share, the options vest over a three year period from the date of grant, expire ten years from the date of grant and had a fair value on the date of grant of $591,800.

            On October 11, 2006 the Company announced that its chief financial officer, Mitchell Peipert, resigned effective October 27, 2006. William Hendry, with CSI as the Company's controller for the past two and one-half years and a certified public accountant in the State of New Jersey, has been appointed CFO by the Board of Directors effective October 27, 2006.

            In July 2005, in conjunction with the acquisition of Integrated Strategies, the Company issued a short term note in the principal amount of $165,000 payable to Adam Hock and Larry Hock, the former principle stockholders of Integrated Strategies. This note bears interest at 5% per annum and matured on October 28, 2006. Due to a dispute relating to the Company's obligation to the Hock's, this note remains unpaid at November 14, 2006.

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

            The Company's core strategy includes leveraging its business intelligence/data warehousing ("BI/DW") and strategic consulting technical expertise to produce organic growth in this segment both by expanding services provided to existing customers and by adding new customers. In addition, the Company expects to continue to pursue targeted strategic acquisitions.

            The Company derives a majority of its revenue from professional services engagements. Its revenue depends on the Company's ability to generate new business, in addition to preserving present client engagements. The general domestic economic conditions in the industries the Company serves, the pace of technological change, and the business requirements and practices of its clients and potential clients directly affect this. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting the Company provides. The Company's revenue is also impacted by the rate per hour it is able to charge for its services and by the size and chargeability, or utilization rate, of its professional workforce. If the Company is unable to maintain its billing rates or sustain appropriate utilization rates for its professionals, its overall profitability may decline. The Company continues to see improvements in economic conditions, which have recently led to increased spending on consulting services in certain vertical markets, particularly in financial services. The Company's growing national presence and experienced, highly skilled workforce have enabled it to successfully differentiate its value and capabilities from those of its competitors, in effect, lessening the impact of current market pricing pressures. However, due to the competitive nature of the industry, the Company has endured, and continues to endure, downward pricing pressures primarily from its largest clients.

                  The Company will continue to focus on a variety of growth initiatives in order to improve its market share, increase revenue and profit margins, and improve profitability. The Company is focusing on improving its utilization rates and limiting its use of outside consultants as employees provide higher levels of profitability. In addition, the Company continuously attempts to balance both the size and skills of its consultant base with the market demand for services.

            In addition to the conditions described above for growing and improving the Company's current business, the Company expects to continue to grow through acquisitions. One of the Company's objectives is to make acquisitions of companies offering services complementary to the Company's lines of business. This is expected to accelerate the Company's business plan at lower costs than it would generate internally, improve its competitive positioning, and expand the Company's offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and many regional consulting firms throughout the United States. In many cases, these smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger firms. As a result, the service industry has experienced consolidation during the past 30 months and the Company has participated in the consolidation. CSI has completed the following acquisitions during the last two and one-half years:

            o In March 2004, the Company acquired DeLeeuw Associates, a management consulting firm in the information technology sector with a core competency in delivering Change Management Consulting, including both Six Sigma and Lean domain expertise to enhance service delivery, with proven process methodologies resulting in time to market improvements within the financial services and banking industries. Historically, the DeLeeuw Associates business was involved in the operational integration of mergers and acquisitions, and would prescribe the systems integration work necessary. DeLeeuw Associates has now begun to sell the expanded suite of services offered by the Company, from operational integration to systems integration.

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

            The Company's most significant costs are personnel expenses, which include consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

                                                 Selected Statement of           Selected Statement of
                                             Operations Data for the three   Operations Data for the nine
                                              months ended September 30,       months ended September 30,
                                             -----------------------------   -----------------------------
                                                 2006              2005          2006              2005
                                             -----------       -----------   ------------      -----------
Net revenue                                  $ 6,067,143       $ 7,700,423   $ 19,542,468      $20,529,376
Gross profit                                   1,146,863         1,915,649      4,187,060        5,437,581
Net loss from continuing operations           (2,026,862)       (5,085,874)   (10,464,985)      (4,990,070)
Income (loss) from discontinued operations            --          (146,727)     2,050,000       (1,095,513)
Net loss from continuing operations           (2,026,862)       (5,232,601)    (8,414,985)      (6,085,583)
Basic income (loss) per share:
  From continuing operations                 $     (0.04)      $     (0.10)  $      (0.20)     $     (0.10)
  From discontinued operations               $        --       $     (0.00)  $       0.04      $     (0.02)
  Net loss per share                         $     (0.04)      $     (0.10)  $      (0.16)     $     (0.12)
Diluted income (loss) per share:
  From continuing operations                 $     (0.04)      $     (0.10)  $      (0.20)     $     (0.10)
  From discontinued operations               $        --       $     (0.00)  $       0.04      $     (0.02)
  Net loss per share                         $     (0.04)      $     (0.10)  $      (0.16)     $     (0.12)

                                                 Selected Statement of Financial
                                                       Position Data as of
                                             --------------------------------------
                                             September 30, 2006   December 31, 2005
                                             ------------------   -----------------
Working capital                                 $ (6,764,778)       $ (7,587,860)
Total assets                                      15,270,205          18,478,469
Long-term debt                                     1,918,297           3,042,914
Total stockholders' equity (deficit)                (387,662)          1,629,139

Three and Nine Months Ended September 30, 2006 and 2005

Revenue

            The Company's revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues of $6.1 million and $19.5 million for the three and nine months ended September 30, 2006 decreased by $1.6 million, or 21.2%, and $1.0 million, or 4.8%, as compared to revenues of $7.7 million and $20.5 million for the three and nine months ended September 30, 2005, respectively.

            Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three and nine months ended September 30, 2006 and 2005, respectively:

                          For the three months       For the nine months
                          ended September 30,        ended September 30,
                        -----------------------   -------------------------
                           2006         2005          2006         2005
                        ----------   ----------   -----------   -----------
Strategic consulting    $2,993,101   $3,530,079   $ 9,014,536   $ 8,055,779
Business intelligence      908,966    1,554,842     3,689,096     4,563,001
Data warehousing         1,467,645    1,636,920     4,972,695     4,567,502
Data management            697,431      899,142     1,866,141     3,070,779
Other                           --       79,440            --       272,315
                        ----------   ----------   -----------   -----------
                        $6,067,143   $7,700,423   $19,542,468   $20,529,376
                        ==========   ==========   ===========   ===========

Strategic consulting

            The strategic consulting line of business includes work related to planning and assessing both process and technology for clients, performing gap analysis, making recommendations regarding technology and business process improvements to assist clients to realize their business goals and maximize their investments in both people and technology. The Company performs strategic consulting work through its DeLeeuw Associates and Integrated Strategies subsidiaries.

            Strategic consulting revenues of $3.0 million for the three months ended September 30, 2006 decreased by $0.5 million, or 15.2%, as compared to strategic consulting revenues of $3.5 million for the three months ended September 30, 2005. The $0.5 million decrease is primarily due to a $0.3 million revenue decrease resulting from DeLeeuw's transition in 2006 from invoicing directly to their largest client, Bank of America, to invoicing a third party organization, Sapphire Technologies, for work performed at Bank of America. This new vendor arrangement resulted in reduced hourly bill rates to DeLeeuw Associates. Additionally, Integrated Strategies was acquired in July 2005. Due to a reduction in consultant headcount and a reduction in bill rates to ISI's largest client, revenues from this subsidiary declined $0.2 million in the current period as compared to the prior year.

            Strategic consulting revenues of $9.0 million for the nine months ended September 30, 2006 increased by $0.9 million, or 11.9%, as compared to strategic consulting revenues of $8.1 million for the nine months ended September 30, 2005. This increase in strategic consulting revenues is the result of an additional $1.3 million of revenues recorded in the current year due to having ISI for the full year in 2006, which was partially offset by a reduction of $0.5 million primarily due to DeLeeuw's transition in 2006 from invoicing directly to their largest client, Bank of America, to invoicing a third party organization, Sapphire Technologies, for work performed at Bank of America. This new vendor arrangement resulted in reduced hourly bill rates to DeLeeuw Associates.

Business intelligence

            The business intelligence line of business includes work performed with various applications and technologies for gathering, storing, analyzing and providing clients with access to data in order to allow enterprise users to make better and quicker business decisions. This type of work is generally invoiced to clients on a time and materials basis.

            Business intelligence revenues of $0.9 million for the three months ended September 30, 2006 decreased by $0.7 million, or 41.5%, as compared to business intelligence revenues of $1.6 million for the three months ended September 30, 2005. The decrease in business intelligence revenues for the three months ended September 30, 2006 is primarily due to a $0.25 million decrease relating to a large 2005 business partner that hired their own professional services staff during 2006 and began performing this work for themselves, $0.1 million resulting from the Company's decision not to focus on the technology for non-strategic platforms in 2006, and $0.35 million due to a 23% decrease in consulting headcount as the Company restructured this line of business in 2006.

            Business intelligence revenues of $3.7 million for the nine months ended September 30, 2006 decreased by $0.9 million, or 19.2%, as compared to business intelligence revenues of $4.6 million for the nine months ended September 30, 2005. The decrease in business intelligence revenues for the nine months ended September 30, 2006 is primarily due to a $0.5 million decrease relating to a large 2005 business partner that hired their own professional services staff during 2006 and began performing this work for themselves, and $0.4 million resulting from the Company's decision not to focus on the technology for non-strategic platforms in 2006. The Company has acquired several new clients in this category during 2006 representing approximately $0.8 million of revenues during the nine month period ended September 30, 2006, however, this revenue largely replaced prior year revenues relating to projects that were completed. The Company also suffered reduced revenues in 2006 due to a 23% decrease in consulting headcount, as compared to September 30, 2005, as the Company restructured this line of business in 2006.

Data warehousing

            The data warehousing line of business includes work performed for client companies to provide a consolidated view of high quality enterprise information. CSI provides services in the data warehouse and data mart design, development and implementation, prepares proof of concepts, implements data warehouse solutions and integrates enterprise information.

            Data warehousing revenues of $1.5 million for the three months ended September 30, 2006 decreased by $0.1 million, or 10.3%, as compared to data warehousing revenues of $1.6 million for the three months ended September 30, 2005. Data warehousing revenues of $5.0 million for the nine months ended September 30, 2006 increased by $0.4 million, or 8.9%, as compared to data warehousing revenues of $4.6 million for the nine months ended September 30, 2005. The revenue decrease for the three month period is primarily due to the timing of completion of projects and the start of new projects during the current year as compared to the prior year. The increase in revenues for the nine month period for this line of business is primarily due to $0.8 million of revenues contributed by McKnight Associates, which was acquired by the Company in July 2005 and performs work entirely in the data warehousing line of business.

Data management

            The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data
Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

            Data management revenues of $0.7 million for the three months ended September 30, 2006 decreased by $0.2 million, or 22.4%, as compared to data management revenues of $0.9 million for the three months ended September 30, 2005. Data management revenues of $1.9 million for the nine months ended September 30, 2006 decreased by $1.2 million, or 39.2%, as compared to data management revenues of $3.1 million for the nine months ended September 30, 2005. These declines are due to a reduction in the number of consultants required by LEC in order to fulfill its customer needs. Additionally, the average bill rate in this category has declined approximately 11% since the prior year. This category of services is less profitable to the Company than other service categories and, as a result, the Company's resources are currently being focused on the more profitable lines of business.

Cost of revenue

            Cost of revenue includes payroll and benefit and other direct costs for the Company's consultants. Cost of revenue was $4.9 million, or 81.1% of revenue, and $15.4 million, or 78.6% of revenue, for the three and nine months ended September 30, 2006, respectively, representing a decrease of $0.9 million, or 14.9%, and an increase of $0.3 million, or 1.7%, as compared to $5.8 million, or 75.1% of revenue, and $15.1 million, or 73.5% of revenue for the three and nine months ended September 30, 2005, respectively.

            Cost of services was $4.3 million, or 79.5% of services revenue, and $13.6 million, or 77.1% of services revenue, for the three and nine months ended September 30, 2006, respectively, representing a decrease of $0.7 million, or 14.9%, and an increase of $1.2 million, or 9.7%, as compared to $5.0 million, or 74.8% of services revenue, and $12.4 million, or 72.6% of services revenue for the three and nine months ended September 30, 2005, respectively.

            Cost of services declined during the three months ended September 30, 2006 as compared to the prior year due to an overall 21% decline in the number of consultants on billing. The Company had 140 and 110 billable consultants in the services category as of September 30, 2005 and 2006, respectively. Partially offsetting the decline in cost of services expense due to the reduced headcount was the impact of an average of eight full time business intelligence consultant employees that were primarily non-billable during 2006. Additionally, for the nine month period, the Company incurred incremental direct costs related to the ISI and McKnight businesses of $1.5 million.

            Cost of related party services was $0.7 million, or 94.5% of related party services revenue, and $1.7 million, or 93.0% of related party services revenue, for the three and nine months ended September 30, 2006, respectively, representing a decrease of $0.1 million, or 15.0%, and a decrease of $1.0 million, or 35.1%, as compared to $0.8 million, or 86.4% of related party services revenue, and $2.7 million, or 87.1% of related party services revenue for the three and nine months ended September 30, 2005, respectively. Cost of related party services decreased for both the three and nine month periods due to a decrease in the headcount required by LEC. Consultants required by LEC were 18 and 26 as of September 30, 2006 and 2005, respectively, representing a 31% decrease in consultants billable to LEC.

Gross profit

            Gross profit was $1.1 million, or 18.9% of revenue, and $4.2 million, or 21.4% of revenue, for the three and nine months ended September 30, 2006, respectively, representing a decrease of $0.8 million, or 40.1%, and a decrease of $1.3 million, or 23.0%, as compared to $1.9 million, or 24.9% of revenue, and $5.4 million, or 26.5% of revenue for the three and nine months ended September 30, 2005, respectively.

            Gross profit from services was $1.1 million, or 20.5% of services revenue, and $4.0 million, or 22.9% of services revenue, for the three and nine months ended September 30, 2006, respectively, representing a decrease of $0.6 million, or 34.8%, and a decrease of $0.7 million, or 13.8%, as compared to $1.7 million, or 25.2% of services revenue, and $4.7 million, or 27.4% of services revenue for the three and nine months ended September 30, 2005, respectively. These decreases have been outlined previously in revenue and cost of revenue discussions.

Gross profit from related party services was $38,000, or 5.5% of related party services revenue, and $0.1 million, or 7.0% of related party services revenue, for the three and nine months ended September 30, 2006, respectively, representing a decrease of $0.1 million, or 68.5%, and a decrease of $0.3 million, or 67.0%, as compared to $0.1 million, or 13.6% of related party services revenue, and $0.4 million, or 12.9% of related party services revenue for the three and nine months ended September 30, 2005, respectively. These decreases have been outlined previously in revenue and cost of revenue discussions.

Selling and marketing

            Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $1.2 million, or 19.2% of revenue, and $3.6 million, or 18.2% of revenue, for the three and nine months ended September 30, 2006, respectively, compared to $1.1 million, or 14.6% of revenue, and $3.4 million, or 16.3% of revenue, for the three and nine months ended September 30, 2005, respectively.

            The $0.1 million increase in selling and marketing expense for the three months ended September 30, 2006 as compared to the prior year is primarily due to $0.2 million of stock compensation charges resulting from the Company's implementation of SFAS 123(R) in 2006. This increase was partially offset by a $0.1 million reduction in payroll expense due to a four person reduction in sales headcount and reduced commissions in the current period due to lower revenues and public relations, trade show and advertising expenses due to cost control efforts in the current period.

            The $0.2 million increase in selling and marketing expense for the nine months ended September 30, 2006 as compared to the prior year is primarily due to $0.2 million of incremental expense incurred in managing the ISI business during 2006. ISI was acquired during July 2005 and, as a result, there were only two months of expense recorded for ISI in 2005. Additionally, the Company incurred increased expense due to $0.2 million of payroll expense related to the reclassification of a company executive from general and administrative to selling and marketing in July 2005, and $0.4 million of stock compensation expense was recorded in 2006 as a result of implementing SFAS 123(R) this year. Partially offsetting these increases are $0.3 million of reduced payroll expense due to fewer sales and marketing employees and reduced commissions and $0.2 million of reduced marketing expenses and $0.1 million of other cost reductions.

General and administrative

            General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.6 million, or 25.7% of revenue, and $4.4 million, or 22.7% of revenue, for the three and nine months ended September 30, 2006, respectively, compared to $2.1 million, or 27.8% of revenue, and $5.3 million, or 25.8% of revenue, for the three and nine months ended September 30, 2005, respectively.

            The $0.5 million decrease in general and administrative expense for the three months ended September 30, 2006 as compared to the prior year is primarily due to a non-recurring $0.4 million 2005 charge relating to a stock grant to certain employees pursuant to an acquisition agreement, $0.1 million of reduced legal fees in the current year, and a $0.2 million reduction in bad debt expense as compared to the prior year. These expense reductions were partially offset by $0.1 million of stock compensation expense recorded in the current period resulting from the Company's implementation of SFAS 123(R) in 2006 and $0.1 million of various other increases.

            The $0.9 million decrease in general and administrative expense for the nine month period ended September 30, 2006 as compared to the prior year is primarily due to $0.6 million of reduced payroll cost both due to the reclassification of a company executive from general and administrative to selling and marketing in July 2005 and to reduced headcount during the current year, $0.4 million of non-recurring 2005 charges relating to a stock grant to certain employees pursuant to an acquisition agreement, $0.3 million of reduced professional fees during the current year, a $0.3 million reduction in bad debt expense as compared to the prior year, and $0.1 million of various other reductions. These reductions were partially offset by $0.5 million of stock compensation expense recorded in the current period resulting from the Company's implementation of SFAS 123(R) in 2006, $0.2 million of incremental expense related to operating ISI and McKnight for nine months in the current year versus two months in the prior year (resulting from the acquisitions of both entities closing in July 2005), and $0.1 million of business license and business tax payments in the current period.

Goodwill impairment

            Under Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", the Company is required to test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company has determined that an impairment review of the goodwill associated with the Integrated Strategies ("ISI") acquisition was warranted as a result of a decline in revenues for this subsidiary based upon a change in the economics of the business. Integrated Strategies has encountered increased competition in their client base and has also been required to invoice through third party "vendor management" companies. As a result of this requirement, ISI's hourly billing rates have declined. In accordance with SFAS No. 142, the Company has performed a fair value analysis to determine the implied fair value of ISI, which indicated that the carrying value of the assets exceeded the implied fair value of the subsidiary. A goodwill impairment charge of $245,000 was recorded for the three and nine month period ended September 30, 2006. No goodwill impairment was recorded during the three and nine month periods ended September 30, 2005.

Depreciation and amortization

            Depreciation expense is recorded on the Company's property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.2 million and $0.6 million for the three and nine months ended September 30, 2006 compared to $0.3 million and $0.6 million for the three and nine months ended September 30, 2005, respectively.

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

            During the three months ended September 30, 2006, the Company recognized a gain on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants of $0.8 million. During the nine months ended September 30, 2006, the Company recognized a loss on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants of $0.7 million. During the three months ended September 30, 2005, the Company recorded a loss of $2.8 million and during the nine months ended September 30, 2005, the Company recorded a gain of $1.8 million on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants.

            Interest expense, which includes amortization of the discount on debt of $0.4 million and $1.1 million and $1.2 million and $2.8 million during the three and nine months ended September 30, 2006 and 2005, respectively, was $0.7 million and $2.7 million and $0.9 million and $3.3 million for the three and nine months ended September 30, 2006 and 2005, respectively. The reduction in interest expense in the current period was primarily due to the reduction in the amortization of the discount on debt and a reduction in the amortization of the relative fair value of warrants issued to Sands Brothers. The amortization of the discount on debt was reduced due to early extinguishments of the related Laurus debt. Included as a component of the interest expense for the three and nine months ended September 30, 2005 is a $0.6 million reduction of expense related to accrued penalties for late filing of a registration statement which were waived upon the early extinguishment of the Laurus notes in July 2005.

Discontinued operations

            In July 2005, the Company sold substantially all the assets of its subsidiary, Evoke Software Corporation (now known as CSI Sub Corp. II (DE)), to Similarity Systems for cash and future consideration. In February 2006, Informatica Corporation acquired Similarity Systems and, as a result, the Company received a $2.05 million payment which was recorded as income from discontinued operations. The Company recorded losses from discontinued operations of ($0.1 million) and ($1.1 million) during the three and nine months ended September 30, 2005, respectively.

Liquidity and Capital Resources

            The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses and negative cash flows from operating activities for the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, and has an accumulated deficit of ($49.2 million) at September 30, 2006. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company's business will improve. These factors raise substantial doubt as to our ability to continue as a going concern.

            As of September 30, 2006, the Company had a cash balance of approximately $263,000 and a working capital deficiency of ($6.8 million).

            The Company has experienced continued losses that exceeded expectations from 2004 through the quarter ended September 30, 2006. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company's liquidity issues. To address the liquidity issue, the Company entered into various debt instruments between August 2004 and September 2006 and currently has approximately $10.8 million of debt outstanding and $1.9 million of Series A Convertible Preferred Stock which was issued in February 2006. Additionally, the Company raised $1.25 million through the sale of common stock in the Company during 2005 and $2.0 million through the sale of Series B Convertible Preferred Stock in August 2006.

            The Company's debt level currently requires interest and dividends of approximately $102,000 per month, $67,000 of which is being paid currently $23,000 is being paid in Company common stock, and the balance of approximately $12,000 per month is due to be paid upon maturity of the notes. The Company's $165,000 note with Adam and Larry Hock, the former owners of Integrated Strategies, Inc., matured on October 28, 2006; due to a dispute between the Company and the Hocks, this note remains unpaid. Additionally, the $1.08 million convertible note to Sands Brothers matures on January 1, 2007 and the $3.1 million Overadvance on the Laurus credit facility is due to be retired by December 31, 2007 through monthly reductions of $258,000 per month beginning in February 2007. The $1.0 million term note with Laurus is currently being repaid through monthly payments of approximately $45,000 per month which end in December 2007. These maturities will require the Company to retire approximately $4.9 million of debt principal between October 2006 and December 2007.

            The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 15 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to seek additional equity financing and to restructure the terms of the aforementioned debt obligations, however, there can be no assurance that any such funding or debt restructuring will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of the Notes on a month-to-month basis until the Company raises sufficient funds to pay the Notes in full. Amounts outstanding under the Notes at September 30, 2006 were $3.5 million. In addition, Mr. Scott Newman, Mr. Glenn Peipert and Mr. Robert C. DeLeeuw have agreed to personally support our cash requirements to enable us to fulfill our obligations through June 1, 2007, to the extent necessary, up to $1.5 million based on their ability to sell their Company common stock in order to provide the Company with necessary financing. Failure to obtain sufficient equity financing or adequate debt restructuring would have substantial negative ramifications to the Company.

            The Company's working capital deficit is ($6.8 million) as of September 30, 2006 compared to ($7.6 million) as of December 31, 2005, representing a $0.8 million improvement in the Company's working capital. The primary reasons for the improvement in working capital are a $2.4 million reduction in the financial instrument liability which is due to the early extinguishment of the Laurus debt instruments in February 2006. Partially offsetting this reduction in the Company's liability is a $1.7 million increase in short term notes payable. $1.08 million of this increase relates to a reclassification of the Sands note from long-term debt to short term notes payable, $0.5 million relates to the short term Taurus loan received by the Company in January 2006 and the remaining $0.1 million relates to the accretion of the warrants issued to Taurus in March 2006.

            Cash used in operating activities during the nine months ended September 30, 2006 was approximately ($4.0 million) compared to ($4.0 million) for the nine months ended September 30, 2005. Cash used from operations was primarily due to the $3.6 million cash-based loss from operations, which represents the $10.6 million operating loss incurred during the current period less the $7.0 million of non-cash charges for items including depreciation, amortization, stock compensation, loss on financial instruments and early extinguishment of debt. Additionally, the Company reduced its accounts payable and accrued expenses by $0.5 million primarily due to the Company's payment of $0.25 million to William McKnight pursuant to the McKnight acquisition agreement executed in July 2005 and a reduction in accounts payable of $0.5 million due to the delay of the 2005 year end payments until January 2006. These reductions were partially offset by increases in accrued expenses of $0.3 million relating to accrued interest and employee vacation.

            Cash provided by (used in) investing activities was $2.05 million and (2.3 million) during the nine months ended September 30, 2006 and 2005, respectively. The cash provided by investing activities of $2.05 million during the current period is the result of a settlement for future contingent consideration relating to the sale of Evoke Software in July 2005 to Similarity Systems.

            Cash provided by financing activities was $2.0 million during the nine months ended September 30, 2006 and $5.6 million during the nine months ended September 30, 2005. The cash provided by financing activities during the current period resulted from $0.5 million of proceeds from the issuance of short term notes and $0.4 million of proceeds from the issuance of a long term note and $1.9 million in proceeds from the issuance of Series A Convertible Preferred Stock and $2.0 million in proceeds from the issuance of Series B Convertible Preferred Stock. These sources of cash from financing activities were partially offset by the Company's $1.8 million acquisition of treasury stock, $0.1 million of costs incurred to restructure the Company's line of credit and $0.4 million of payments on long term debt and capital lease obligations, and $0.5 million of principal payments on related party notes. Cash provided by financing activities of $5.6 million during the prior year resulted from $1.6 million of additional borrowing against the Company's line of credit and borrowing availability created by Laurus' conversion of $1.0 million of debt to equity, $0.5 million of proceeds from the issuance of a short term note payable, $1.3 million of proceeds from the sale of Company common stock, $1.4 million of proceeds received from related party notes, and $0.1 million received from the issuance of a long term note payable. These sources of financing were partially offset by $0.2 million of repayments of related party notes and $0.1 million of principal payments on capital lease obligations.

            On June 29, 2006, we received a letter from AMEX indicating that we are below certain of the Exchange's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the Exchange by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to AMEX on July 31, 2006, and AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

            There are currently no material commitments for capital expenditures.

            The Company is currently required to provide a report by management assessing the effectiveness of the Company's internal control over financial reporting for its fiscal year ending December 31, 2007 in order to comply with Sarbanes-Oxley internal controls provisions. The Company must begin to provide an auditor's attestation report on internal control over financial reporting with its fiscal year ending December 31, 2008. As a result of this regulatory requirement, the Company anticipates that costs of up to approximately $0.3 million may be incurred during 2007 in order to ensure that the Company is in compliance with these requirements.

            As of September 30, 2006 and December 31, 2005, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.6 million, respectively. The Company expects the accounts receivable from LEC to be collectable.

            For the three and nine months ended September 30, 2006 and 2005, we invoiced LEC $0.7 million and $1.9 million and $0.9 million and $3.1 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

            The following is a summary of the debt instruments outstanding as of September 30, 2006:

                                                                           Outstanding as of
                                                                           September 30, 2006          Remaining
                                                                        (not including interest)      Availabilty
Lender                                         Type of facility         (all numbers approximate)   (if applicable)
--------------------------------------   ----------------------------   -------------------------   ---------------
Laurus Master Fund, Ltd.                 Line of Credit                         $ 5,077,000               $0
Laurus Master Fund, Ltd.                 Term Note                              $   714,000               $0
Sands Brothers Venture Capital LLC       Convertible Promissory Note            $    54,000               $0
Sands Brothers Venture Capital III LLC   Convertible Promissory Note            $   918,000               $0
Sands Brothers Venture Capital IV LLC    Convertible Promissory Note            $   108,000               $0
Taurus Advisory Group, LLC investors     Convertible Promissory Notes           $ 3,500,000               $0
Scott Newman                             Promissory Note                        $    92,000               $0
Glenn Peipert                            Promissory Note                        $   125,000               $0
Larry and Adam Hock                      Promissory Note                        $   165,000               $0
TOTAL                                                                           $10,753,000               $0

            Additionally, the Company has two series of preferred stock outstanding as follows:

                                                                     Principal amount
                                                                     outstanding as of
Holder                           Type of Instrument                 September 30, 2006
--------------------------   ------------------------------------   ------------------
Taurus Advisory Group, LLC   Series A Convertible Preferred Stock       $1,900,000
Matthew J. Szulik            Series B Convertible Preferred Stock       $2,000,000
TOTAL                                                                   $3,900,000

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

Recently Issued Accounting Pronouncements

            In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainties in Income Taxes" (FIN 48). The Company is currently evaluating the impact that the new standard is expected to have upon its implementation in the first quarter of 2007.

            In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The Company is required to adopt this statement effective the first quarter of 2008, and is currently evaluating the impact the new standard will have on the Company.

            In September 2006, the FASB issued Staff Position ("FSP") AUG AIR-1, "Accounting for Planned Major Maintenance Activities," which prohibits the accrue-in-advance method for planned major maintenance activities. Since the Company does not currently accrue for maintenance under this method, this FSP is not expected to affect the Company.

            In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 108, "Quantifying Financial Statement Misstatements." In SAB 108, the Securities and Exchange Commission's staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures. SAB 108 will be effective for the Company as of December 31, 2006; however it is not expected to have a material affect on the Company's financial statements.

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

Discount on Debt

            The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, and has recorded the beneficial conversion feature as a liability in accordance with SFAS No. 133. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments. The discount is classified as a deferred financing cost.

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

            During the three and nine months ended September 30, 2006, services provided to one of our clients, Sapphire Technologies, accounted for approximately 24.8% and 15.5% of total revenues, respectively. During the three and nine months ended September 30, 2005, two of our clients, LEC, a related party, accounted for approximately 11.7% and 15.0%, respectively, of total revenues and Bank of America accounted for 27.8% and 26.5%, respectively, of total revenues. Further, the majority of our current assets consist of accounts receivable, and as of September 30, 2006, receivables relating to Sapphire Technologies, accounted for 29.2% of our accounts receivable balance. With the recent acquisition of new businesses and our objective of acquiring more over the next year, we believe that our reliance on these clients will continue to decline in the future. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

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

            In the first quarter of 2005, resulting from the SEC Staff's comments related to our Registration Statement on Form SB-2/A, we and our independent registered public accounting firm recognized that our internal controls had material weaknesses. In April 2005, we restated our results of operations for our quarterly results for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 related primarily to our purchase accounting for two acquisitions completed in 2004. In November 2005, resulting from discussions with the Staff of the SEC, we restated our results of operations for our results for the quarters ended June 30, 2004, September 30, 2004 and March 31, 2005, and for the year ended December 31, 2004, primarily as a result of revised accounting treatment related to our issuance of financial instruments in 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments. Finally, with this filing, resulting from discussions with the Staff of the SEC, we restated the manner in which we recorded and accounted for the beneficial conversion feature associated with convertible notes issued in 2004 in our results of operations for our quarterly results for the quarters ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, and for the year ended December 31, 2004. As a result of this latest restatement, we were unable to file our Form 10-KSB/A in a timely fashion. Further restatements could cause us to miss our filing deadlines in the future, which could bring us out of compliance with the continued listing standards of the American Stock Exchange and/or cause us to default on certain of our financing arrangements, which would have a material adverse effect on our business.

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

We may have liability in connection with our recent securities offerings.

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

            During the three and nine months ended September 30, 2006 and the fiscal years ended December 31, 2005 and 2004, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the three and nine months ended September 30, 2006, we recorded a net loss in the approximate amount of ($2.0 million) and ($8.4 million), respectively. During the fiscal year ended December 31, 2005, we reported a net loss in the approximate amount of ($5.1 million). We recorded a ($6.1 million) loss from operating activities for the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, we sustained a net loss in the approximate amount of ($35.3 million). We recorded a ($17.0 million) loss from operating activities for the fiscal year ended December 31, 2004, of which $12.2 million of the loss resulted from impairment of goodwill and intangibles for the year ended December 31, 2004. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We may continue to generate losses from the ongoing business prior to returning to profitability.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

            Our total debt as of September 30, 2006 is approximately $10.8 million. In addition, we also have two series of preferred stock outstanding with a principal amount of $3.9 million. The degree to which we are leveraged could have important consequences to us, including the following:

            o A portion of our cash flow must be used to pay interest and dividends on our indebtedness, and therefore is not available for use in our business;

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

            Commencing in December 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of
Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and, beginning in 2008, a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

            Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and exchange rules (although not, as of the date of this Quarterly Report, applicable to us), are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm's audit of that assessment will require the commitment of significant financial and managerial resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

            Our services involve development and implementation of applications and computer software that are critical to the operations of our clients' businesses. If we fail or are unable to satisfy a client's expectations in the performance of our services, our business reputation could be harmed or we could be subject to a claim for substantial damages, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content which include confidential or proprietary client information.

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

            Scott Newman and Glenn Peipert, our principal stockholders and our executive officers and two of our directors, beneficially own approximately 38.7% and 19.2%, respectively, of our outstanding common stock. Robert C. DeLeeuw, our Senior Vice President and director, owns approximately 10.1% of our outstanding common stock. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

            Our certificate of incorporation allows the Board of Directors to issue 20,000,000 shares of preferred stock with rights and preferences set by our board without further stockholder approval. The issuance of shares of this "blank check preferred" under particular circumstances could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the board to endeavor to impede the attempt by issuing shares of blank check preferred, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us. Our Board of Directors has the right to issue blank check preferred without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights. To date, we have issued 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group, LLC and 20,000 shares of Series B Convertible Preferred Stock to an individual investor.

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

            Our common stock commenced trading on the AMEX on September 21, 2005. On June 29, 2006, we received a letter from AMEX indicating that we are below certain of the Exchange's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the Exchange by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to AMEX on July 31, 2006, and AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

            As a result of failing to file our Annual Report on Form 10-KSB/A for fiscal 2005 in a timely fashion, we failed to meet the continued listing requirements of the American Stock Exchange from its due date on April 17, 2006 until April 21, 2006. In the future, if we fail to timely file our required reports, we could be subject to delisting.

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

            We are authorized to issue 100 million shares of our common stock. As of September 30, 2006, there were 57,625,535 shares of common stock issued and 53,480,153 shares outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of September 30, 2006 we had 1,784,127 shares of common stock underlying convertible notes, and we have reserved shares of our common stock for issuance in connection with the potential conversion thereof. As of September 30, 2006, we had outstanding stock options and warrants to purchase approximately 11,343,200 shares of our common stock, the exercise price of which range between $0.46 and $5.25 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. Of the reserved shares, a total of 10,000,000 shares are currently reserved for issuance in connection with our 2003 Incentive Plan, of which options to purchase approximately 5,179,397 shares have been issued under the plan as of September 30, 2006. A significant number of such options and warrants contain provisions for broker-assisted exercise. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

            In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20 million shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. To date, we have issued 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group LLC and 20,000 shares of Series B Convertible Preferred Stock to an individual investor. While we presently have no present plans to issue any more additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

            Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that assessment, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2006 because of the material weaknesses identified and described below.

Control Activities:

            1. We did not maintain effective controls over the accounting for embedded derivatives in certain financial instruments. Specifically we did not have controls designed and in place to ensure the completeness, accuracy and evaluation of embedded derivatives in our financing transactions with Laurus Master Fund, Ltd. and with three entities affiliated with Sands Brothers International Limited. The instruments included, among other things, convertible notes, freestanding warrant agreements and registration rights agreements. The warrant agreements were subject to registration rights agreements which require that we register the shares within a specified period of time and, in the event this was not done, provided for significant liquidated damages. In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," we previously recorded a liability for these warrants. Although the convertible notes are also subject to the registration rights agreements and are not "conventionally convertible," we had not previously recorded a liability for the derivative associated with the conversion feature. Additionally, in July 2005, we renegotiated our financing with Laurus. As part of this transaction, we repaid $4.3 million to Laurus, issued an option to purchase our common stock at $0.015 per share and increased the availability under the revolving line of credit by $500,000. Since future cash flows under the new agreement with Laurus were more than 10% different than under the 2004 agreement with Laurus, it was determined that this transaction should have been accounted for as an early extinguishment of debt as opposed to a modification of existing debt.

            In our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, filed with the SEC on May 22, 2006, such deficiencies resulted in a restatement of our financial statements for the three and nine months ended September 30, 2004, the year ended December 31, 2004, the three months ended March 31, 2005, the three and six months ended June 30, 2005 and the three and nine months ended September 30, 2005, as appropriate to properly account for the above transactions.

            2. We did not maintain effective controls to ensure the completeness, accuracy and valuation over the accounting for business combinations, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations and with our 2004 acquisitions of DeLeeuw Associates, Inc. and Evoke Software Corporation. We misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 99-12. As a result, we were required in April 2005 to restate our financial statements for the three months ended March 31, 2004, for the three and six months ended June 30, 2004 and for the three and nine months ended September 30, 2004. Management determined that the disclosure controls and procedures for these three quarters were not effective.

            3. We did not maintain effective controls over the period end financial reporting process. Specifically, controls were not designed and in place to ensure that we identified certain transactions, primarily contractual, and accounted for them in the proper periods. This does not relate to the subject matter of the material weaknesses described above, yet combined with the above-referenced material weaknesses, constitute in the aggregate a material weakness in our internal control over financial reporting.

            4. We did not maintain effective controls over the accounting for income taxes to ensure amounts disclosed are accurately accounted for in accordance with GAAP. Specifically, the Company did not have controls designed and functioning to ensure that accounting personnel prepared the necessary disclosures required by FASB No. 109 "Accounting for Income Taxes."

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

            o We have augmented, as necessary, and continue to augment, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions; and

            o We have incorporated and will continue to incorporate the applicable parts of the action plan described below.

            In conjunction with the measures outlined below, we believe these actions have strengthened our internal control over our review of complex financing transactions. We also believe these actions have sufficiently strengthened our internal control over our valuation and purchase accounting of acquisitions, and this material weakness should be resolved. Management does not anticipate any extra cost from this change over our review of complex financing transactions and in its valuation and purchase accounting of future acquisitions. Management established an action plan in the first quarter of 2005 that it believes will correct the aggregated material weaknesses described above. Our estimated costs related to the correction of these material weaknesses is approximately $0.25 million, most notably related to our conversion to the Great Plains accounting system during the third quarter of 2004. Other measures included in our action plan are as follows:

            o Our Disclosure Committee, formed in the second quarter of 2005, consists of our chief executive officer, chief operating officer, senior vice president of sales and general counsel, chaired by our chief financial officer. The Disclosure Committee is comprised of these key members of senior management who have knowledge of significant portions of our internal control system, as well as the business and competitive environment in which we operate. One of the key responsibilities of each Disclosure Committee member is to review quarterly reports, annual reports and registration statements to be filed with the SEC as each progress through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions;

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

            We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of 2006, although there can be no assurance that we will do so.

            Given the presence of material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We have expanded our year-end closing procedures. We have expanded our review of embedded derivatives in our financial instruments. We have expanded our review of accounting for business combinations. All of the above mentioned procedures have been designed to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) the report does not contain any untrue statements of a material fact or omits any material fact and
(ii) the consolidated financial statements and other financial information included in this report for the quarter ended September 30, 2006 have been prepared in conformity with GAAP and fairly present in all material respects our financial condition, results of operations and cash flows.

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

            We have developed a comprehensive remediation plan, and continue to implement such a plan, to address our deficiencies and expect that this plan will extend into the fourth quarter of the 2006 fiscal year. The following list describes remedial actions that continue to be implemented:

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

Item 4. Submission of Matters to a Vote of Security Holders.

            (a) The annual meeting of the stockholders was held on August 7, 2006.

            (b) All of the Company's director nominees, Scott Newman, Glenn Peipert, Robert C. DeLeeuw, Lawrence K. Reisman, Joseph Santiso, Frederick Lester and Thomas Pear were elected. There was no solicitation in opposition to the Company's nominees.

            (c)   Matters voted on at the meeting and the number of votes cast:

            1. To elect seven Directors to the Board of Directors to serve until the 2007 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified:

Voted For    For All Except   Withhold Authority
----------   --------------   ------------------
28,275,437         0                   267

            2. To ratify the appointment by the Audit Committee of the Board of Directors of Friedman LLP, to serve as the Company's independent auditors for the fiscal year ending December 31, 2006:

 Voted For    Voted Against       Abstentions
----------   --------------   ------------------
28,275,436        267                  1

            3. To amend the Certificate of Incorporation, as amended, to increase the amount of the Company's authorized Common Stock, par value $.001 per share (the "Common Stock"), from eighty-five million (85,000,000) to one hundred million (100,000,000):

 Voted For    Voted Against      Abstentions
----------   --------------   ------------------
28,224,349      48,020              3,335

            4. To amend the Company's 2003 Incentive Plan (the "Plan") to increase the number of stock options reserved for issuance under the Plan from six million six-hundred sixty-six thousand six hundred sixty-seven (6,666,667) to ten million (10,000,000):

 Voted For    Voted Against       Abstentions
----------   --------------   ------------------
28,224,348       48,020            3,336

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

                                         Conversion Services International, Inc.


Date: November 14, 2006                  By: /s/ Scott Newman
                                             -----------------------------------
                                             Scott Newman
                                             President, Chief Executive Officer
                                             and Chairman