Form 10-K
period 2006-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2007-03-30
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ending December 31, 2006

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number  001-32623

CONVERSION SERVICES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0101495
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

100 Eagle Rock Avenue, East Hanover, NJ	07936
(Address of Principal Executive Offices)	(Zip Code)

973-560-9400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act. Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,541,871 as of March 27, 2007 (based on the closing price for such stock as of March 27, 2007).

As of March 27, 2007, there were 56,480,153 shares of common stock, par value $0.001 per share, of the registrant outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  BUSINESS

References in this Form 10-K to the “Company,” “CSI,” “we,” “our” and “us” refer to Conversion Services International, Inc. and our consolidated subsidiaries. We are a technology firm providing professional services to the Global 2000 as well as mid-market clientele. Our core competency areas include strategic consulting, data warehousing, business intelligence and data management consulting. Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although we do have clients in other industries. Our clients are primarily located in the northeastern United States. We enable organizations to leverage their corporate information assets by providing strategy, process, methodology, data warehousing, business intelligence, enterprise reporting and analytic solutions. Our organization delivers value to our clients, utilizing a combination of business acumen, technical proficiency, experience and a proven set of “best practices” methodologies to deliver cost effective services primarily through time and material engagements.

We believe that our primary strengths that distinguish us from our competitors are our:

•	role as a full life-cycle solution provider;

•	ability to provide strategic guidance and ensure that business requirements are properly supported by technology;

•	ability to provide solutions that integrate people, improve process and integrate technologies;

•	extensive service offerings as it relates to data warehousing, business intelligence, strategy and data quality;

•	perspective regarding the accuracy of data and our data purification process;

•	best practices methodology, process and procedures;

•	experience in architecting, recommending and implementing large and complex data warehousing and business intelligence solutions;

•	understanding of data management solutions; and

•	ability to consolidate inefficient environments into robust, scalable, reliable and manageable enterprise solutions.

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

We are a Delaware corporation formerly named LCS Group, Inc. In January 2004, a privately-held company named Conversion Services International, Inc. (“Old CSI”) merged with and into our wholly owned subsidiary, LCS Acquisition Corp. In connection with such transaction: (i) a 14-year old information technology business (formed in 1990) became our operating business, (ii) the former stockholders of Old CSI assumed control of our Board of Directors and were issued approximately 75.9% of the outstanding shares of our common stock at that time (due to subsequent events, that percentage of ownership has decreased), and (iii) we changed our name to “Conversion Services International, Inc.”

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

•
Regulatory Compliance (The Health Insurance Portability and Accountability Act of 1996, Basel II) - Work with clients to analyze, design and implement operational control, procedures and business intelligence that will align the organization to meet new regulatory requirements.

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

•
BI/DW Software Selection - Evaluation, analysis and recommendation of appropriate software tools for deploying business intelligence/data warehousing solutions. Gather business and technical requirements and measure those requirements against the capabilities of available tools in the current marketplace. Software evaluated and recommended include reporting, ad-hoc query, analytics, extract, transform and load processes (ETL), data profiling, database and data modeling.

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

The following illustrates the revenues provided by each category of services as a component of total revenues from continuing operations:

For the year ended December 31,
	2006		2005		2004
	$	% of total revenues	$	% of total revenues	$	% of total revenues
Strategic Consulting	11,811,153	46.0%	11,221,888	40.6%	8,577,625	35.9%
Business Intelligence	5,061,205	19.7%	6,184,955	22.4%	5,423,735	22.7%
Data Warehousing	6,285,363	24.6%	6,299,619	22.8%	3,990,149	16.7%
Data Management	2,478,348	9.7%	3,647,148	13.2%	5,590,987	23.4%
Software & Support	-	-%	-	-%	238,931	1.0%
Other	37,988	-%	276,299	1.0%	71,679	0.3%

Totals	25,674,057	100.0%	27,629,909	100.0%	23,893,106	100.0%

Recent Acquisitions and Divestiture

We will continue to pursue strategic acquisitions that strengthen our ability to compete and extend our ability to provide clients with a core comprehensive services offering.

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

Integration of DeLeeuw Associates’s Change Management Consulting practices with CSI’s Data Warehousing and Business Intelligence core competency “The Center for Data Warehousing” was completed in 2004. The Change Management, Six Sigma and Lean methodology have been introduced to our clients along with our innovative Information, Process and Infrastructure (IPI) Diagrams, which provide detailed blueprints of our client’s information, business processes and infrastructure on a single highly detailed diagram. These diagrams can be utilized for risk management, compliance, validation, planning and budgeting requirements. In addition, we expanded our Data Warehouse Assessment, Business Technology Alignment (BTA) and Quality Management Offering (QMO) related offerings in 2005, which was the focus of our marketing and communications programs for 2006. A QMO offering is a combination of methodologies, best practices and automated techniques leveraged to establish and enforce standards and procedures as it relates to elevating the quality of executive information in an efficient and effective manner. We believe that these offerings will drive greater understanding and demand for both data warehousing and business intelligence implementations by delivering best practices methodologies, tools and techniques to reduce risk, time to market and total cost of ownership of these engagements. One component of our business strategy is to continue to enhance and expand our offerings which include best practices, process improvement and methodologies, advisory services and implementation expertise.

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

In June 2004, we acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke Software Corporation (“Evoke”), which designed, developed, marketed and supported software programs for data analysis, data profiling and database migration applications and provides related support and consulting services. In July 2005, we completed the sale of substantially all of the assets of Evoke to Similarity Systems (“Similarity”) and Similarity Vector Technologies, Ltd. (“SVT”). In February 2006, the Company received $2,050,000 from Informatica, Similarity and SVT related to Informatica’s acquisition of Similarity and SVT as final payment on all future consideration related to our agreement with SVT and Similarity.

In July 2005, we acquired McKnight Associates, Inc. ("McKnight Associates"). Since inception, McKnight Associates has focused on successfully designing, developing and implementing data warehousing and business intelligence solutions for its clients in numerous industries. Mr. William McKnight joined the Company as Senior Vice President - Data Warehousing and is a well-known industry leader, frequently speaks at national trade shows and contributes to major data management trade publications.

In July 2005, we acquired Integrated Strategies, Inc. ("ISI"). ISI is a professional services firm with a solutions-oriented approach to complex business and technical challenges. The operations of ISI were folded into DeLeeuw Associates.

We believe that as new opportunities are created, Global 2000 companies will continue the trend of expanding the utilization of external consulting expertise to support corporate initiatives focused on maximizing Return On Investment (ROI), leveraging existing technology infrastructure through optimizations and best practices and will continue to leverage and derive value from corporate information assets such as data warehousing, business intelligence and analytics. We believe that we are positioned to expand our client base by delivering business value resulting from our 17 years of domain expertise, proven best practices, methodologies, processes and automation within data warehousing architecture and implementation. Our ability to apply Six Sigma and Lean core competency to client processes and implementation strategies further strengthens our competitive standing. CSI is well positioned to support the increasing industry emphasis on data quality and the use of automation to reduce the costs associated with data warehouse and business intelligence projects, data migrations and conversions, as well as packaged application implementations such as Enterprise Resource Planning (ERP), Customer Relationship Management (CRM) and Supply Chain Management (SCM) by leveraging the automation and validation gained by the use of data profiling technology.

Recent Financings

The Company effectuated the following financing transactions between January 1, 2006 and March 28, 2007:

Taurus

In February 2006, we entered into a Securities Purchase Agreement with investors represented by Taurus Advisory Group, LLC (“Taurus”), pursuant to which we issued 19,000 shares of our newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). Each share of Series A Preferred has a stated value of $100.00. We received proceeds of $1,900,000. The Series A Preferred has a cumulative annual dividend equal to five percent (5%), which is payable semi-annually  in cash or common stock, at our election, and is convertible into shares of the Company’s common stock at any time at a price equal to $0.50 per share (subject to adjustment). In addition, the Series A Preferred has no voting rights, but has liquidation preferences and certain other privileges. All shares of Series A Preferred not previously converted shall be redeemed by the Company, in cash or common stock, at the election of the Taurus investors, on February 1, 2011. Pursuant to the Securities Purchase Agreement, the Taurus investors were also granted a warrant to purchase 1,900,000 shares of our common stock exercisable at a price of $0.60 per share (subject to adjustment), exercisable for a period of five years.

In August 2006, we entered into a Stock Purchase Agreement with an investor represented by Taurus, pursuant to which we issued 20,000 shares of our newly created Series B Convertible Preferred Stock, $.001 par value (the “Series B Preferred”). Each share of Series B Preferred has a stated value of $100.00. We received proceeds of $2,000,000. The Series B Preferred has a cumulative annual dividend equal to the Prime Rate plus one percent (1%), which is payable monthly in cash or common stock, at our election, and is convertible into shares of our common stock at any time at a price equal to the lower of (1) $0.85 or (2) the average daily volume weighted market price for the five consecutive trading days immediately prior to the date for which such price is determined, with a minimum price of $0.50. In addition, the Series B Preferred has no voting rights, but has liquidation preferences and certain other privileges. Pursuant to the Stock Purchase Agreement, warrants to purchase 1,276,471 shares of our common stock were issued, exercisable at a price of $0.94 per share (subject to adjustment), and exercisable for a period of five years.

In December 2006, we entered into a Stock Purchase Agreement with certain investors pursuant to which we issued 3,000,000 shares of our common stock, and we received proceeds of $750,000. The investors were also granted a warrant to purchase 1,500,000 shares of our common stock, exercisable at a price of $0.30 per share (subject to adjustment).  The warrant is exercisable for a period of five years.

In March 2007, we issued a 10% Convertible Unsecured Note to certain investors represented by TAG Virgin Islands, Inc. for $4.0 million.  The 10% Convertible Unsecured Note will automatically convert into 13,333,333 shares of our common stock, upon the effectiveness of the Information Statement on Schedule 14C, filed with the SEC on March 8, 2007. This Information Statement relates to the proposed increase in the number of authorized shares of common stock, from 100,000,000 to 200,000,000. The investors were also granted a warrant to purchase 13,333,333 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment).   The warrant is exercisable for a period of five years. The note was subsequently amended in March 2007 to $4.25 million and the number of shares of common stock that the note will convert into was increased to 14,166,667 shares of our common stock. Additionally, the warrant was also amended to entitled the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment). The warrant is exercisable for a period of five years.

Laurus

In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”). The Company renegotiated the terms of this financing arrangement several times between August 2004 and December 2005.

On February 1, 2006, the Company restructured its financing with Laurus again by entering into financing agreements with Laurus, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1.0 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10.0 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the “Option”) at an exercise price of $.001 per share. Laurus exercised a portion of this option in 2006 when they purchased 1,580,000 shares of the Company’s common stock. An option to purchase 1,500,000 shares remains outstanding as of December 31, 2006. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July 2005) at a 5% premium. Amounts due under the Revolving Note as of February 1, 2006 included $3,101,084 which was loaned to the Company under an Overadvance Side Letter. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of January 31, 2006) plus 1.0%, with a floor of 5.0%. Payments of principal and interest were to be made in equal monthly amounts until maturity of both notes on December 31, 2007.

In March 2007, we repaid in full the Overadvance Side Letter, dated as of February 1, 2006, with a cash payment of $2,601,084 and the issuance of a warrant to purchase 1,785,714 shares of Common Stock at an exercise price of $0.01 (after making the first two payments in February 2007, we were to pay Laurus approximately $258,424 per month until the aggregate principal amount of $3,101,084 was paid in full by December 31, 2007).  Further, we satisfied in full the outstanding amount on the Term Note with a cash payment of approximately $409,722.

Laidlaw/Sands

In September 2004, the Company borrowed an aggregate of $1.0 million, due in one year and bearing interest at 8% per annum, from three affiliates of Sands Brothers Venture Capital (“Sands”). Upon maturity of the notes in September 2005, the Company executed an amended note with these affiliates of Sands for an aggregate principal amount of $1.08 million, due in January 2007 and bearing interest at 12% per annum.

Between January and March 2007, we executed several extension agreements with Sands to repay the amended subordinated secured convertible promissory notes, in which we agreed to pay $1.05 million cash, as well as issue shares of Common Stock and warrants to purchase Common Stock, on four separate payment dates of April 2, 2007, July 2, 2007, October 1, 2007 and December 31, 2007.  We paid Sands a total of $0.65 million between February and March 2007. The remaining $0.4 million is due to be paid between October and December 2007.

Clients

For 17 years, we have helped our clients develop strategies and implement technology solutions to help them leverage corporate information.

Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries and are primarily located in the northeastern United States. During 2006, the Company had sales to three major customers, Sapphire Technologies (17.6%) Comsys (9.7%), and LEC, a related party (9.7%), which accounted collectively for approximately 37.0% of revenues. During the year ended December 31, 2005, two of our clients, LEC, a related party (13.4%), and Bank of America (27.2%), accounted collectively for approximately 40.6% of total revenues. During the year ended December 31, 2004, two of our clients, LEC, a related party, (16.1%) and Bank of America (16.7%), accounted collectively for approximately 32.8% of total revenues. As we continue to pursue and consummate acquisitions, our dependence on these customers should be less significant. We do not have long-term contracts with any of these customers. The loss of any of our largest customers could have a material adverse effect on our business. We have not had any collections problems with any of these customers to date.

Marketing

We currently market our services through our internal marketing group and our sales force comprised of 14 employees as of December 31, 2006. We also receive new business opportunities through referrals from current clients, strategic partners, independent industry analysts and industry associations. We are engaging in the following specific sales related programs and activities to expand our brand awareness and generate sales leads:

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

•
Trade Show and Conference Participation: Our participation in trade shows and conferences has further solidified our position in our industry. There are a number of trade shows and conferences within our target industry that provide significant exposure to prospective customers, business and trade media and industry analysts, as well as collaborative networking with technology partners. As with most trade show events, the higher the level of sponsorship, the greater exposure and benefits received, such as the location of our booth, banner and advertising space, and position on the conference agenda. We participated at the Shared Insights/DCI Data Warehousing and Business Intelligence Conference with a sponsorship, exhibit and keynote presentations. We are a partner member of The Data Warehouse Institute (TDWI) and we sponsor and provide speakers for several of the conferences TDWI holds each year.

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

•
Vendor Relations: We are continually identifying key vendor relationships. With the ability to leverage our 17 year history, we intend to continue to forge and maintain relationships with technical, service and industry vendors. We have solidified and continue to develop strategic relationships with technology vendors in the data warehousing and business intelligence arena. These relationships designate our status as a systems integration and/or reseller which authorizes us to provide consulting services and to resell select vendor software. We employ certified consultants in our vendor partner technology platforms. We maintain vendor independence by consistently evaluating the respective vendors’ technologies in our lab located at our headquarters in East Hanover, New Jersey.  We regularly attend vendor partnership events, including partner summits and user group meetings, in support of our partnership programs. We currently maintain relationships with the following:

Database Vendors:

Oracle
We are part of the Oracle Partner Program (OPP) as a Certified Solution Provider (CSP). We also employ certified Oracle professionals and our partnership allows us to utilize Oracle support channels for technical advisement.

Microsoft	We are a Gold Microsoft Certified Solution Provider. We maintain the required number of Microsoft certified professionals to hold this designation.

Netezza	We are a Systems Integration and Reseller Partner.

Business Intelligence Vendors:

Business Objects
We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology. In addition, we are a Certified Onsite Education Partner, which allows us to directly market and provide a certified training partner, which enables us to provide onsite training classes in the respective vendor technology.

Cognos	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.

Exeros	We are an alliance partner.

APOS	We are a Systems Integration and Reseller Partner.

Data Warehousing Vendors:

Appfluent	We are a strategic marketing and reseller partner.

Master Data Management Vendors:

Siperian	We are a Systems Integration and Reseller Partner.

•
Expanded Direct Sales Activities: We are continually updating and increasing our direct contact programs for lead generation, cross selling and up-selling. We conduct direct sales activities, such as email and direct mail campaigns, telemarketing, networking and attending partnership functions to generate leads for direct sales opportunities. In addition, we have developed a number of best practices service offerings which encompass selection, deployment, implementation, maintenance and knowledge transfer. In some cases, these service offerings include methodologies and best practices for integrating several vendor technology platforms resulting in cross selling and up selling opportunities when applicable.

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

Intellectual Property

The trademarks “TECH SMART BUSINESS WISE”, “QUALITY MANAGEMENT OFFICE”, “QMO” and DQXPRESS have been registered with the United States Patent and Trademark Office. We use non-disclosure agreements with our employees, independent contractors and clients to protect information which we believe are proprietary or constitute trade secrets.

Competition

To our knowledge, there are no publicly-traded competitors that focus solely on data warehousing and business intelligence consulting and strategy. However, we have several competitors in the general marketplace, including data warehouse and business intelligence practices within large international, national and regional consulting and implementation firms, as well as smaller boutique technology firms. Many of our competitors are large companies that have substantially greater market presence, longer operating histories, more significant client bases, and financial, technical, facilities, marketing, capital and other resources than we have. We believe that we compete with these firms on the basis of the quality of our services, industry reputation and price. We believe our competitors include firms such as:

•	Accenture

•	Cap Gemini Ernst & Young

•	IBM Global Services

•	Keane

•	Bearing Point

•	Answerthink

•	Hitachi Consulting

Employees

As of December 31, 2006, we had 35 outside consultants, 87 consultants on the payroll and 41 non-consultant employees. Outside consultants are not our employees, and as such, do not receive benefits or have taxes withheld.   These consultants are members or employees of separate corporations, they are responsible for providing us with a current certificate of insurance and they are responsible for filing and payment of their own taxes.  We maintain relationships with these consultants and their status is updated in a proprietary data base application that we have built. Consultants on the payroll are our employees who are consultants. Such consultants are billable to clients, and they have taxes withheld similar to other employees.

None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and we believe that our relations with employees are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any document we file with the Commission at the Commission's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, 233 Broadway, New York, New York 10279, and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission's Website at "http://www.sec.gov." We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please send a written request to William Hendry, our Chief Financial Officer, at our address as set forth above or at (973) 560-9400.

We maintain a website at www.csiwhq.com (this is not a hyperlink, you must visit this website through an internet browser). Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

Item 1A. Risk Factors

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

During the year ended December 31, 2006, services provided to three of our clients, Sapphire Technologies (17.6%), Comsys (9.7%) and LEC, a related party (9.7%) accounted for an aggregate of approximately 37.0% of total revenues. During the year ended December 31, 2005, two of our clients, LEC, a related party (13.4%), and Bank of America (27.2%), accounted collectively for approximately 40.6% of total revenues. Further, the majority of our current assets consist of accounts receivable, and as of December 31, 2006, receivables relating to Sapphire Technologies, Comsys and LEC accounted for 28.2%, 4.2%, and 7.5% of our accounts receivable balance, respectively. With the acquisition of new businesses and our objective of acquiring more over the next year, we believe that our reliance on these clients will continue to decline in the future. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

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

The Company has received a modified audit opinion on its ability to continue as a going concern.

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended December 31, 2006 contains a modification regarding our ability to continue as a going concern. This modification indicates that the Company’s recent losses, negative cash flows for operations, its net working capital deficiency and its ability to pay its outstanding debt raises substantial doubt on the part of our independent registered public accounting firm that we can continue as a going concern.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Our internal controls and procedures have been materially deficient, and we are in the process of correcting internal control deficiencies.

In the first quarter of 2005, resulting from comments from the SEC related to our Registration Statement on Form SB-2/A, we and our independent registered public accounting firm recognized that our internal controls had material weaknesses. In April 2005, we restated our results of operations for our quarterly results for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 related primarily to our purchase accounting for two acquisitions completed in 2004. In November 2005, resulting from discussions with the Staff of the SEC, we restated our results of operations for the quarters ended June 30, 2004, September 30, 2004 and March 31, 2005, and for the year ended December 31, 2004 primarily as a result of revised accounting treatment related to our issuance of financial instruments in 2004 and to properly record the loss resulting from the fair value adjustment of the financial instruments. Finally, with the filing of our Form 10-Q for the period ending June 30, 2006, resulting from discussions with the Staff of the SEC, we restated the manner in which we recorded and accounted for the beneficial conversion feature associated with convertible notes issued in 2004 in our results of operations for our quarterly results for the quarters ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, and for the year ended December 31, 2004. As a result of this latest restatement, we were unable to file our Form 10-KSB for the fiscal year ended December 31, 2005 in a timely fashion. Further restatements could cause us to miss our filing deadlines in the future, which could bring us out of compliance with the continued listing standards of the American Stock Exchange and/or cause us to default on certain of our financing arrangements, which would have a material adverse effect on our business.

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

During the year ended December 31, 2006 and the fiscal years ended December 31, 2005 and 2004, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the year ended December 31, 2006, we recorded a net loss in the approximate amount of ($9.6 million). During the fiscal year ended December 31, 2005, we reported a net loss in the approximate amount of ($5.1 million). During the fiscal year ended December 31, 2004, we sustained a net loss in the approximate amount of ($35.3 million). If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We may continue to generate losses from the ongoing business prior to returning to profitability.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

Our total debt as of December 31, 2006 was approximately $15.1 million and, as of March 27, 2007 was $14.6 million (which includes the $4.25 million convertible note issued to Taurus in March 2007, convertible upon the effectiveness of the Information Statement referenced above). The degree to which we are leveraged could have important consequences to us, including the following:

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

On February 1, 2006, we issued two separate secured non-convertible term notes to Laurus in the amounts of up to $10 million and $1 million (the $1 million note was repaid in full in March 2007). The note and related agreements contain several events of default which include:

•	failure to pay interest, principal payments or other fees when due;

•	failure to pay taxes when due unless such taxes are being contested in good faith;

•	breach by us of any material covenant or term or condition of the notes or any agreements made in connection therewith;

•	default on any indebtedness to which we or our subsidiaries are a party;

•	breach by us of any material representation or warranty made in the notes or in any agreements made in connection therewith;

•	attachment is made or levy upon collateral securing the Laurus debt which is valued at more than $150,000 and is not timely mitigated;

•	any lien created under the notes and agreements is not valid and perfected having a first priority interest;

•	assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

•	bankruptcy or insolvency proceeding instituted by or against us and not dismissed within 30 days;

•	the inability to pay debts as they become due or cease business operations;

•	sale, assignment, transfer or conveyance of any assets except as permitted;

•	a person or group becomes a beneficial owner of 35% on a fully diluted basis of the outstanding voting equity interest or the present directors cease to be the majority on the Board of Directors;

•	indictment or threatened criminal indictment, or commencement of threatened commencement of any criminal or civil proceeding against us or any executive officer; and

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

We may increase our general and administrative expenses in the event that we increase our business and/or acquire other businesses, while our operating expenses for sales and marketing and costs of services for technical personnel to provide and support our services also increases. Additionally, although many of our clients are large, creditworthy entities, at any given point in time, we may have significant accounts receivable balances with clients that expose us to credit risks if such clients either delay or elect not to pay or are unable to pay such obligations. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business could be materially and adversely affected.

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

Our gross profit margin is largely a function of the rates we are able to charge for our information technology services. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization of our professionals without corresponding cost reductions, our margins will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients' perceptions of our ability to add value through our services;

•	pricing policies of our competitors;

•	our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods;

•	the use of globally sourced, lower-cost service delivery capabilities by our competitors and our clients; and

•	general economic and political conditions.

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

The markets for our services are changing rapidly and evolving and, therefore, the ultimate level of demand for our services is subject to substantial uncertainty. Most of our historic revenue was generated from providing information technology and strategic consulting services. During the last several years, we have focused our efforts on providing data warehousing and other strategic services since we believe that there is going to be an increased need in this area. Any significant decline in demand for programming, applications development, information technology, strategic services or data warehousing consulting services could materially and adversely affect our business and prospects.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Commencing in December 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and, effective in 2008, a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and exchange rules (although not, as of the date of this Annual Report, applicable to us), are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm's audit of that assessment will require the commitment of significant financial and managerial resources. Further, our Board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

In addition, professional services businesses are likely to encounter consolidation in the future, which could result in decreased pricing and other competition.

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

There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel, particularly in the emerging area of data warehousing, could adversely affect our business. We also depend upon the performance of our executive officers and key employees in particular, Messrs. Scott Newman and Glenn Peipert. Although we have entered into employment agreements with Messrs. Newman and Peipert, the loss of either of these individuals could have a material adverse effect upon us. In addition, we have not obtained "key man" life insurance on the lives of Messrs. Newman and Peipert.

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

We will require additional capital in order to continue to support and increase our sales and marketing efforts, continue to expand and enhance the solutions and services we are able to offer to current and future clients and fund potential acquisitions. This capital may not be available on terms acceptable to us, if at all. In addition, we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. We cannot assure that such additional capital will be available on terms acceptable to us, if at all. Further, if we raise capital through an equity or debt financing at a reduced exercise or conversion price, it could trigger certain anti-dilution provisions with other investors. Any additional equity financing is expected to be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our expansion programs or to limit the marketing of our services. This could have a material and adverse effect on our business.

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

We have never paid cash dividends on our common stock. Our current Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. In addition, our security agreement with Laurus Master Fund, Ltd. requires that we obtain their consent prior to paying any dividends on our common stock.

Our management group owns or controls a significant number of the outstanding shares of our common stock and will continue to have significant ownership of our voting securities for the foreseeable future.

Scott Newman and Glenn Peipert, our principal stockholders, our executive officers and two of our directors, beneficially own approximately 34.7% and 18.2%, respectively, of our outstanding common stock. This concentration of ownership of our common stock may:

•	delay or prevent a change in the control;

•	impede a merger, consolidation, takeover or other transaction involving us; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The authorization and issuance of “blank check” preferred stock could have an anti-takeover effect detrimental to the interests of our stockholders.

Our certificate of incorporation allows the Board of Directors to issue 20,000,000 shares of preferred stock with rights and preferences set by our Board without further stockholder approval. The issuance of shares of this "blank check preferred" under particular circumstances could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the Board to endeavor to impede the attempt by issuing shares of blank check preferred, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us. Our Board of Directors has the right to issue blank check preferred without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights. To date, the Company has issued 19,000 shares of Series A Convertible Preferred Stock to investors represented by Taurus Advisory Group, LLC and 20,000 shares of Series B Convertible Preferred Stock to an individual investor.

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

We have taken measures to protect the integrity of our technology infrastructure and the privacy of confidential information. Nonetheless, our technology infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents our security measures, it could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make substantial additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

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

Our common stock commenced trading on the AMEX on September 21, 2005. On June 29, 2006, we received a letter from AMEX indicating that we are below certain of the Exchange's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the Exchange by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to AMEX on July 31, 2006, and AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from the Exchange.

On January 25, 2007, we received notice from AMEX indicating that we no longer comply with the Exchange’s continued listing standards and our plan of compliance submitted in July 2006, and that our securities are subject to be delisted from the Exchange. The Company has filed an appeal of this determination and has a hearing before a committee of AMEX planned for April 2007. If the committee does not grant the relief sought by the Company, its securities will be delisted from AMEX and may continue to be quoted on the OTC Bulletin Board.

As a result of failing to file our Annual Report on Form 10-KSB/A for fiscal 2005 in a timely fashion, we failed to meet the continued listing requirements of the AMEX from its due date on April 17, 2006 until April 21, 2006. In the future, if we fail to timely file our required reports, we could be subject to delisting.

If our common stock is delisted by the AMEX, trading of our common stock would thereafter likely be conducted on the OTC Bulletin Board. In such case, the market liquidity for our common stock would likely be negatively affected, which may make it more difficult for holders of our common stock to sell their securities in the open market and we could face difficulty raising capital necessary for our continued operations.

Our relationship with our majority stockholders presents potential conflicts of interest, which may result in decisions that favor them over our other stockholders.

Our principal beneficial owners, Scott Newman and Glenn Peipert, provide management and financial assistance to us. When their personal investment interests diverge from our interests, they and their affiliates may exercise their influence in their own best interests. Some decisions concerning our operations or finances may present conflicts of interest between us and these stockholders and their affiliated entities.

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

There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will be maintained. In addition, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

•	quarterly variations in operating results and achievement of key business metrics;

•	changes in earnings estimates by securities analysts, if any;

•	any differences between reported results and securities analysts' published or unpublished expectations;

•	announcements of new contracts or service offerings by us or our competitors;

•	market reaction to any acquisitions, divestitures, joint ventures or strategic investments announced by us or our competitors;

•	demand for our services and products;

•	shares being sold pursuant to Rule 144 or upon exercise of warrants; and

•	general economic or stock market conditions unrelated to our operating performance.

These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market.

We are authorized to issue 100,000,000 shares of our common stock.  On March 8, 2007, we preliminarily filed an Information Statement on Schedule 14C with the SEC relating to a stockholder action which has been approved by written consent of stockholders of the Company who hold approximately 56% (in excess of a majority) of the voting power of our common stock.  Such stockholder action approved a Certificate of Amendment to our Certificate of Incorporation pursuant to which our authorized common stock will be increased from 100,000,000 shares up to 200,000,000 shares of such Common Stock.  In addition, the Information Statement disclosed the issuance of a convertible note in which 13,333,333 shares of common stock will be issued upon the effectiveness of the Information Statement (and the issuance of a warrant to purchase an additional 13,333,333 shares of common stock). This Information Statement will be as subsequently amended to reflect the modification of the convertible note in which 14,166,667 shares of common stock will now be issued upon the effectiveness of the Information Statement (and the issuance of a warrant to purchase an additional 14,166,667 shares of common stock).

As of March 27, 2007, there were 56,480,153 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of March 27, 2007, we had 15,436,507 shares of common stock underlying convertible notes (including the note mentioned in the prior paragraph that will automatically convert upon the effectiveness of the Information Statement), and we will have reserved shares of our common stock for issuance in connection with the potential conversion thereof as of the effectiveness of the Information Statement.  As of March 27, 2007, we had outstanding stock options and warrants to purchase approximately 30,890,298 shares of our common stock, the exercise prices of which range between $0.01 and $5.25 per share, and we will have reserved shares of our common stock for issuance in connection with the potential exercise thereof upon the effectiveness of the Information Statement.  Of the reserved shares, a total of 10,000,000 shares are currently reserved for issuance in connection with our 2003 Incentive Plan.  To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution.  In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20 million shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. To date, we have issued 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group LLC (convertible into 3,800,000 shares of common stock) and 20,000 shares of Series B Convertible Preferred Stock (convertible into up to 4,000,000 shares of common stock based upon the lowest contractual conversion price) to an individual investor. While we presently have no plans to issue any more additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (Securities Act), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2010. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined. DeLeeuw Associates, Inc. has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244. DeLeeuw Associates leases this space which has a stated expiration date of December 31, 2010.

The Company is committed under several operating leases for automobiles that expire during 2007.

ITEM 3. LEGAL PROCEEDINGS

On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company’s failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company’s failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. On September 30, 2005, the Company filed its answer to complaint and third-party complaint against Scorpio Systems, alleging that Mr. Bhupatiraju embarked on a scheme to circumvent his contractual obligations under the asset purchase agreement, his non-compete agreement with the Company, and in violation of his duties of loyalty and fidelity to his employer (the Company) via Scorpio Systems, among other things. Notwithstanding Mr. Bhupatiraju’s contractual obligations, the Company alleges that he sold the assets of Scosys while at the same time operating and/or owning a competing business, Scorpio Systems. The case was dismissed with prejudice in favor of CSI on December 4, 2006, and the Company is presently considering whether to continue its countersuit.

In July 2005, in conjunction with the acquisition of Integrated Strategies, Inc. (“ISI”), the Company issued a subordinated promissory note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principal stockholders of ISI. This note, along with $35,000 cash, was to be held in escrow for 15 months. This note matured on October 28, 2006. Pursuant to the indemnification provisions of the merger agreement among the Company and the Hocks, the $200,000 was to be held in escrow to cover any liabilities by any failure of any representation or warranty of ISI or the Hocks to be true and correct at or before the closing, and any act, omission or conduct of ISI and the Hocks prior to the closing, whether asserted or claimed prior to, or at or after, the closing. After the note matured, the Hocks requested the entire $200,000 from the Company, while the Company, after offsetting certain undisclosed liabilities, responded that the actual amount owed is significantly less. The Hocks then filed a lawsuit in the State of Florida on December 22, 2006 for recovery of the entire $200,000. On March 1, 2007, a circuit court in Hillsborough County, Florida denied the Company’s motion to dismiss the lawsuit for lack of jurisdiction without explanation to its ruling. The Company is appealing this decision. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action and is presently considering a countersuit.

On March 21, 2007, we filed a lawsuit in the Superior Court of New Jersey against our former employees, Timothy Furey and Craig Cordasco.  We are alleging that Messrs. Furey and Cordasco misappropriated confidential information, broke their outstanding contractual obligations to us, unfairly competed, and tortuously interfered with economic gain.  We are seeking injunctive relief and monetary damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUTY SECURITIES

(a) Market Information. From February 3, 2004 through September 20, 2005, our common stock traded on the OTC Bulletin Board under the symbol “CSII.” On September 21, 2005, our common stock began trading on the American Stock Exchange under the symbol “CVN.”

The following chart sets forth the high and low bid prices for each quarter from January 1, 2005 through September 20, 2005 and the closing high and low sales prices of the Company’s common stock as reported by the American Stock Exchange for each quarter from September 20, 2005 through December 31, 2006. All numbers give effect to a 1 for 15 reverse stock split effected on September 20, 2005.

	High	Low
2005 by Quarter
January 1 - March 31	$3.825	$2.175
April 1 - June 30	$4.20	$1.67
July 1 - September 30	$2.33	$1.28
October 1 - December 31	$2.01	$0.40

2006 by Quarter
January 1 - March 31	$1.49	$0.41
April 1 - June 30	$1.15	$0.65
July 1 - September 30	$1.01	$0.52
October 1 - December 31	$0.56	$0.25

On March 27, 2007, the closing price for shares of our common stock, as reported by the American Stock Exchange, was $0.27.

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

(b) Record Holders. As of March 27, 2007, there were 461 registered holders of our common stock, including shares held in street name. As of March 27, 2007, there were 56,480,153 shares of common stock issued and outstanding.

(c) Dividends. We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the security agreement with Laurus Master Fund, Ltd. requires that we obtain their consent prior to paying any dividends.

(d) Sales of Unregistered Securities

During the period covered by this Annual Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by Friedman LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

SELECTED FINANCIAL DATA
For the fiscal year ending December 31, 2006

	2006	2005 (b)	2004 (a)	2003 (c)	2002 (c)

Net revenue	$25,674,057	$27,629,909	$23,893,106	$14,366,456	$16,244,790
Gross profit	5,743,123	7,097,506	5,046,129	4,100,648	5,567,264
Income (loss) from continuing operations	(11,661,778)	(4,014,302)	(22,697,298)	(306,763)	623,249
Income (loss) from discontinued operations	2,050,000	(1,103,971)	(12,650,908)	-	-
Net income (loss)	(9,611,778)	(5,118,273)	(35,348,206)	(306,763)	623,249
Net income (loss) attributable to common stockholders	(10,204,128)	(5,118,273)	(35,348,206)	(306,763)	623,249
Basic income (loss) per common share:
From continuing operations	$(0.23)	$(0.08)	$(0.49)
From discontinued operations	$0.04	$(0.02)	$(0.27)
Net loss per common share	$(0.19)	$(0.10)	$(0.76)
Net loss per common share attributable to common stockholders	$(0.20)	$(0.10)	$(0.76)
Diluted income (loss) per common share:
From continuing operations	$(0.23)	$(0.08)	$(0.49)
From discontinued operations	$0.04	$(0.02)	$(0.27)
Net loss per common share	$(0.19)	$(0.10)	$(0.76)
Net loss per common share attributable to common stockholders	$(0.20)	$(0.10)	$(0.76)

Working capital	$(6,272,148)	$(7,587,860)	$(13,923,181)	$(655,496)	$(89,710)
Total assets	14,530,811	18,478,469	28,868,029	4,759,900	3,212,218
Long-term obligations and redeemable preferred stock	3,729,693	5,178,682	7,099,017	270,828	464,965
Total stockholders' equity (deficit)	(513,129)	1,629,139	1,294,522	1,219,144	766,233

(a)
Includes the results from the acquisition to the end of the fiscal year of both DeLeeuw Associates, which was acquired on March 4, 2004, and Evoke Software Corporation, which was acquired on June 28, 2004.

(b)
Includes the results from the acquisition to the end of the fiscal year of both McKnight Associates, which was acquired on July 22, 2005, and Integrated Strategies, Inc., which was acquired on July 29, 2005. Also, reflects the disposition of substantially all of the assets of Evoke Software Corporation in July, 2005.

(c)	Prior to the period when the Company became publicly traded and, as a result, does not reflect the recapitalization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The Company’s core strategy includes capitalizing on the already established in-house business intelligence/data warehousing (“BI/DW”) technical expertise and its strategic consulting division. This is expected to result in organic growth through the addition of new customers. In addition, this foundation will be leveraged as the Company pursues targeted strategic acquisitions.

The Company derives a majority of its revenue from professional services engagements. Its revenue depends on the Company’s ability to generate new business, in addition to preserving present client engagements. The general domestic economic conditions in the industries the Company serves, the pace of technological change, and the business requirements and practices of its clients and potential clients directly affect our ability to accomplish these goals. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting provided by the Company. The Company’s revenue is also impacted by the rate per hour it is able to charge for its services and by the size and chargeability, or utilization rate, of its professional workforce. If the Company is unable to maintain its billing rates or sustain appropriate utilization rates for its professionals, its overall profitability may decline. The Company has noted improvements in economic conditions, which have recently resulted in increased spending on consulting services in certain vertical markets, particularly in financial services. However, several large clients have changed their business practices with respect to consulting services. Such clients now require that we contract with their vendor management organizations in order to continue to perform services. These organizations charge fees generally based upon the hourly rates being charged to the end client. Our revenues and gross margins are being negatively affected by this practice.

The Company will continue to focus on a variety of growth initiatives in order to improve its market share and increase revenue. Moreover, as the Company endeavors to achieve top line growth, through entry on new approved vendor lists, penetrating new vertical markets, and expanding its time and material and permanent placement business, the Company will concentrate its efforts on improving margins and driving earnings to the bottom line.

In addition to the conditions described above for growing the Company’s current business, the Company expects to continue to grow through acquisitions.  One of the Company’s objectives is to make acquisitions of companies offering services complementary to the Company’s lines of business. This is expected to accelerate the Company’s business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company’s offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States.  These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players.  To that end, the service industry has experienced consolidation during the past 36 months and the Company has been a participant in this consolidation. The Company has been active in acquiring companies during the last three years:

• In March 2004, the Company acquired DeLeeuw Associates, a management consulting firm in the information technology sector with core competency in delivering Change Management Consulting, including both Six Sigma and Lean domain expertise to enhance service delivery, with proven process methodologies resulting in time to market improvements within the financial services and banking industries. Historically, the DeLeeuw Associates business was involved in the operational integration of mergers and acquisitions, and would prescribe the systems integration work necessary. DeLeeuw Associates has now begun to sell the expanded suite of services offered by the Company, from operational integration to systems integration.

• In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of Leading Edge Communications Corporation (“LEC”). LEC provides enterprise software and services solutions for technology infrastructure management.

• In June 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke Software Corporation, which designed, developed, marketed and supported software programs for data analysis, data profiling and database migration applications and provides related support and consulting services. In July 2005, the Company divested substantially all of the assets of Evoke Software Corporation. The market for software has changed, and the Company determined that data profiling should no longer be a standalone product and needed to be part of a suite of tools. This is evidenced by the subsequent acquisition of the Evoke software product by Similarity Systems in July 2005 and then Informatica in January 2006.

• In July 2005, the Company acquired McKnight Associates, Inc. Since inception, McKnight Associates has focused on successfully designing, developing and implementing data warehousing and business intelligence solutions for its clients in numerous industries. Mr. William McKnight, the founder of McKnight Associates who joined the Company as Senior Vice President - Data Warehousing, is a well-known industry leader, frequently speaks at national trade shows and contributes to major data management trade publications.

• In July 2005, the Company acquired Integrated Strategies, Inc. (“ISI”). ISI is a professional services firm with a solutions-oriented approach to complex business and technical challenges. Similar to our wholly owned subsidiary, DeLeeuw Associates, which is best known for its large-scale merger integration management and business process change programs for the financial services markets, ISI also counts industry leaders in this sector among its customers. Because of this shared focus, the operations of ISI were merged into DeLeeuw Associates.

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” was issued in December 2004 and is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt this standard effective with the beginning of the first annual reporting period that begins after December 15, 2005, therefore, we have adopted the standard in the first quarter of fiscal 2006. We previously accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in future periods. As a result of our adoption of SFAS No. 123R in 2006, we recognized stock compensation expense totaling $2.0 million.

Years Ended December 31, 2006 and 2005

The Company’s revenues are primarily comprised of billing to clients for consulting hours worked on client projects. Revenues of $25.7 million for the year ended December 31, 2006 decreased by $1.9 million, or 7.1%, compared to revenues of $27.6 million for the year ended December 31, 2005.

Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the years ended December 31, 2006, 2005 and 2004.

	For the year ended December 31,
	2006		2005		2004
	$	% of total revenues	$	% of total revenues	$	% of total revenues
Strategic Consulting	11,811,153	46.0%	11,221,888	40.6%	8,577,625	35.9%
Business Intelligence	5,061,205	19.7%	6,184,955	22.4%	5,423,735	22.7%
Data Warehousing	6,285,363	24.6%	6,299,619	22.8%	3,990,149	16.7%
Data Management	2,478,348	9.7%	3,647,148	13.2%	5,590,987	23.4%
Software & Support	-	-%	-	-%	238,931	1.0%
Other	37,988	-%	276,299	1.0%	71,679	0.3%

Totals	25,674,057	100.0%	27,629,909	100.0%	23,893,106	100.0%

Strategic Consulting

The strategic consulting line of business includes work related to planning and assessing both process and technology for clients, performing gap analysis, making recommendations regarding technology and business process improvements to assist clients to realize their business goals and maximize their investments in both people and technology. The Company performs strategic consulting work through its DeLeeuw Associates and Integrated Strategies divisions.

Strategic consulting revenues of $11.8 million and 46.0% of total revenues for the year ended December 31, 2006, increased by $0.6 million, or 5.4% points, as compared to revenues of $11.2 million, or 40.6% of total revenues for the comparable prior year period. The Company acquired Integrated Strategies (“ISI”) during July 2005. ISI’s revenues are entirely in the strategic consulting category of services. Revenues recognized by the Company relating to ISI during the full year 2006 of $2.9 million, increased by $1.0 million, from revenues of $1.9 million recognized during the five months subsequent to the acquisition in 2005. DeLeeuw’s largest customer, Bank of America, implemented a change in their business model during the beginning of 2006 which required DeLeeuw to invoice its vendor management organization, Sapphire Technologies, for work performed at Bank of America. As a result of this change, the hourly billing rates for many of the DeLeeuw consultants were reduced by approximately 8% to Bank of America and additional fees were charged by Sapphire Technologies. These changes reduced the Company’s Bank of America related revenue during 2006 by approximately $1.0 million as compared to the prior year. Partially offsetting this decline was a $0.4 million increase in Six Sigma consulting business during 2006 at another DeLeeuw client.

Business Intelligence

The business intelligence line of business includes work performed with various applications and technologies for gathering, storing, analyzing and providing clients with access to data in order to allow enterprise users to make better and faster business decisions. This type of work is generally invoiced to clients on a time and materials basis.

Business intelligence revenues of $5.1 million were 19.7% of total revenues for the year ended December 31, 2006, decreasing by $1.1 million, or 2.7% points, as compared to business intelligence revenues of $6.2 million, or 22.4% of total revenues for the comparable prior year period. During 2006, the practice director and several lead consultants in the business intelligence line of business left the Company. Since the nature of the business intelligence work is relatively short-term project type work, the revenue base in this category temporarily declined, utilization of the consultants declined by approximately 9%, and the Company suffered a corresponding decline in billable hours during this transition period. A new practice director was appointed in December 2006 and is attempting to rebuild this line of business. Additionally, the Company reduced its number of business intelligence strategic partnerships to focus on the most profitable partnerships.

Data Warehousing

The data warehousing line of business includes work performed for client companies to provide a consolidated view of high quality enterprise information. CSI provides services in the data warehouse and data mart design, development and implementation, prepares proof of concepts, implements data warehouse solutions and integrates enterprise information.

Data warehousing revenues of $6.3 million were 24.6% of total revenues for the year ended December 31, 2006, remaining even with the prior year’s data warehousing revenues, but increasing by 1.8% points of total revenues, as compared to $6.3 million, or 22.8% of total revenues for the year ended December 31, 2005. The Company acquired McKnight Associates (“McKnight”) during July 2005. McKnight’s revenues are all attributable to the data warehousing line of business. McKnight’s revenues in this category during the full year 2006 of $1.0 million increased by $0.5 million, from revenues recognized during the five months subsequent to the acquisition in 2005 of $0.5 million. CSI’s data warehousing practice declined in revenue, during 2006, by $0.5 million. Billable hours declined by approximately 14.8% during 2006 as compared to the prior year. This decline was partially offset by an increase in average bill rates of approximately 22.2%. The decline in billable hours was primarily due to the loss of approximately six consultants at a large client during the year. This client hired several of the Company’s consultants and several others completed their projects at the client during the year.

Data Management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenues of $2.5 million were 9.7% of total revenues for the year ended December 31, 2006, decreasing by $1.1 million, or 3.5% points as compared to data management revenues of $3.6 million, or 13.2% of total revenues, for the comparable prior year period. This category of services is less profitable to the Company than the other service categories. As a result, the Company has not pursued opportunities in this category. During 2006, CSI’s only participation in this line of business was through its exclusive subcontractor agreement with its related party, LEC. CSI’s billable hours for consultants assigned to LEC projects declined in 2006, as compared to 2005, by 41.9%. This is due to a 47% reduction in the number of consultants billing through LEC during the current year. Additionally, the Company suffered a 6.3% reduction in the average bill rate during 2006 as compared to 2005.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue of $19.9 million was 77.6% of total revenues for the year ended December 31, 2006, decreasing by $0.6 million, but increasing as a percent of total revenue by 3.3% points as compared to cost of revenue of $20.5 million, or 74.3% of total revenues, for the comparable prior year period.

Services

Cost of services of $17.6 million was 76.1% of services revenues for the year ended December 31, 2006, increasing by $0.3 million or 2.1% points as compared to cost of services of $17.3 million, or 74.0% of services revenue, for the comparable prior year period. The Company realized increased cost of services during 2006 of $0.4 million relating to stock compensation charges due to the Company’s implementation of SFAS 123(R) in 2006. Additionally, the number of employee consultants declined by 13 people, for a reduction in payroll expense of $0.6 million, during 2006 as compared to the prior year, however, the number of independent contractors employed by the Company during 2006 increased by 10 contractors, an additional $0.8 million in independent contractor fees, as compared to the prior year. Consultant travel expense, primarily in the business intelligence services category, declined by $0.3 million during 2006.

Related Party Services

Cost of related party services of $2.3 million was 93.1% of related party services revenues for the year ended December 31, 2006, decreasing $0.9 million, but increasing 6.9% points as compared to cost of related party services of $3.2 million, or 86.2% of related party services revenues, for the comparable prior year period. The decline in the absolute dollars corresponds to the reduction in related party service revenues, however, the 6.9% point increase in related party cost of revenues as a percentage of related party revenues is due to both a 7.9% average pay increase during 2006 and the hiring of independent contractors to replace employee consultants that left the Company. The independent contractors have a higher pay rate than the employees, however, the bill rate was not increased enough to maintain the margin percentage.

Gross profit

Gross profit of $5.7 million or 22.4% of total revenues for the year ended December 31, 2006, decreased by $1.4 million or 3.3% points as compared to gross profit of $7.1 million or 25.7% of total revenues for the comparable prior year period.

Services

Gross profit from services of $5.5 million or 23.9% of services revenues for the year ended December 31, 2006, decreased by $0.5 million or 2.1% points as compared to gross profit from services of $6.1 million, or 26.0% of services revenues, for the comparable prior year period. This decrease has been outlined previously in the revenues and cost of revenue discussions.

Related Party Services

Gross profit from related party services of $0.2 million or 6.9% of related party services revenues, decreased by $0.3 million or 6.9% points as compared to gross profit from related party services of $0.5 million, or 13.8% of related party services revenues, for the comparable prior year period. This decrease has been outlined previously in the revenues and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses of $5.1 million, or 19.8% of revenue for the year ended December 31, 2006, increased by $0.6 million, or 3.4% points of total revenue, as compared to $4.5 million, or 16.4% of total revenue, for the year ended December 31, 2005. The $0.6 million increase in selling and marketing expense is primarily due to $1.0 million of stock compensation charges resulting from the Company’s implementation of SFAS 123(R) in 2006. This increase was partially offset by a $0.1 million reduction in payroll expense due to a reduction in sales and marketing headcount and reduced revenues during the current period. Additionally, advertising expense declined by an aggregate of $0.3 million due to a reduction in trade shows attended and industry activities during the current year as the Company attempted to reduce discretionary costs.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs of $5.5 million or 21.2% of revenue for the year ended December 31, 2006, decreased by $0.9 million or 2.0% points of total revenues as compared to $6.4 million, or 23.2% of total revenues for the year ended December 31, 2005. The $0.9 million decrease in general and administrative expense is primarily due to $0.6 million of reduced payroll cost both due to the reclassification of a company executive from general and administrative to selling and marketing in July 2005 and to reduced headcount during the current year, a $0.4 million overall reduction in accounting, legal and professional fees during the current year due to reduced transaction and consulting related costs, a $0.1 million reduction in bad debt expense, and $0.1 million of various other reductions. These reductions were partially offset by a $0.1 million increase in stock compensation expense recorded in the current period resulting from the Company’s implementation of SFAS 123(R) in 2006, and $0.2 million of increased business licenses, taxes and AMEX stock exchange related fees in the current period.

Goodwill and intangibles impairment

Goodwill impairment of $0.3 million for the year ended December 31, 2006 resulted primarily from an unfavorable change with respect to the economics of the Integrated Strategies business. An impairment of the Integrated Strategies goodwill of $0.3 million was recorded during 2006. Additionally, the Company determined that, due to a change in the Company’s marketing and positioning of the Scosys business, the $20,000 intangible for the rights to use the Scosys name has been impaired and recorded a charge during 2006. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill and intangibles impairment of $1.3 million for the year ended December 31, 2005 resulted from the Company’s annual impairment review for the ISI and McKnight Associates acquisitions which occurred in 2005.

Depreciation and amortization

  Depreciation expense is recorded on the Company’s property and equipment, which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years.  Depreciation and amortization expenses were $0.8 million for the year ended December 31, 2006, decreasing by $0.1 million as compared to $0.9 million for the year ended December 31, 2005. Amortization expense decreased by $0.3 million during 2006 due to the reduction in deferred financing costs resulting from the restructuring of the Company’s line of credit. However, amortization expense increased in 2006 by $0.2 million due to the recording of a full year of amortization expense on the McKnight intangible assets in the current year versus only five months of amortization in the prior year.

Other income (expense)

In February 2006, the Company restructured its debt with Laurus. This restructuring was treated, for accounting purposes, as an early extinguishment of debt. A loss of $2,040,837 was recognized on this extinguishment. Additionally, due to issuances of warrants to Taurus in February and March 2006 relating to the $1.0 million short term loan obtained in December 2005, the Company had an early extinguishment of this debt in both February and March 2006. The Company recorded an aggregate $270,642 loss on these two early extinguishments of debt. For the year ended December 31, 2005, the Company recorded a $1,607,763 loss on early extinguishment of debt as the result of recording early extinguishments of the Laurus debt in July and November 2005.

During the year ended December 31, 2006, the Company recognized a $0.4 million loss on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants. During the year ended December 31, 2005, the Company recorded a $7.8 million gain on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants.

Interest expense, which includes amortization of the discount on debt of $1.3 million and $2.8 million for the years ended December 31, 2006 and 2005, respectively, was $3.1 million and $4.2 million for the years ended December 31, 2006 and 2005, respectively. The reduction in interest expense in the current year was primarily due to the reduction in the amortization of the discount on debt. The amortization of the discount on debt was reduced due to early extinguishments of the related Laurus debt.

These reductions were offset by $0.1 million of increased interest on short term notes as compared to the prior year. Included as a component of the interest expense for the year ended December 31, 2006 is a $0.5 million increase of expense related to amortization of relative fair value on Taurus warrants.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $12.4 million and $9.5 million during the years ended December 31, 2006 and 2005, respectively. This allowance was recorded because, based on the weight of available information, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

Years Ended December 31, 2005 and 2004

Revenue

The Company’s revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues for the year ended December 31, 2005 were $27.6 million, an increase of $3.7 million, or 15.6%, as compared to revenues of $23.9 million for the year ended December 31, 2004.

Strategic Consulting

The strategic consulting line of business includes work related to planning and assessing both process and technology for clients, performing gap analysis, making recommendations regarding technology and business process improvements to assist clients to realize their business goals and maximize their investments in both people and technology. The Company performs strategic consulting work through its DeLeeuw Associates and Integrated Strategies (beginning in July 2005) divisions.

Strategic consulting revenues of $11.2 million were 40.6% of total revenues for the year ended December 31, 2005, increasing by $2.6 million or 4.7% points as compared to $8.6 million or 35.9% of total revenues for the comparable prior year period. During March 2004, the Company acquired DeLeeuw Associates, whose revenue base is entirely in the strategic consulting category of services. In July 2005, the Company acquired Integrated Strategies, Inc. (ISI), whose revenue base is also entirely in the strategic consulting category of services. DeLeeuw and ISI account for all of the Company’s strategic consulting revenues. For the year ended December 31, 2005, DeLeeuw revenues were $9.3 million, as compared to $5.5 million year ended December 31, 2004, representing an increase of $3.8 million. The increase is mostly attributable to the increase in revenues at DeLeeuw’s largest client, which represented a $3.5 million increase in billings for the year ended December 31, 2005 and the addition of a new client that produced $0.7 million in revenues for that period. ISI’s revenues were $1.9 million for the year ended December 31, 2005.

The DeLeeuw Associates acquisition in 2004 and the ISI acquisition in 2005 increased the Company’s revenue base and, as a result, the percentage of revenues contributed by each of the other services categories was impacted by the increased overall revenues in the strategic consulting category.

Business Intelligence

The business intelligence line of business includes work performed with various applications and technologies for gathering, storing, analyzing and providing clients with access to data in order to allow enterprise users to make better and faster business decisions. This type of work is generally invoiced to clients on a time and materials basis.

Business intelligence service revenues of $6.2 million were 22.4% of total revenues for the year ended December 31, 2005, increasing by $0.8 million, but decreasing by 0.3% points as a percentage of total revenues as compared to $5.4 million or 22.7% of total revenues for the comparable prior year period. On an absolute dollar basis, business intelligence revenues increased by $0.8 million for the year ended December 31, 2005 from $5.4 million for the year ended December 31, 2004 to $6.2 million for the year ended December 31, 2005. This increase is primarily attributable to an increase in average billing rates of 19.2% for the year ended December 31, 2005 versus the prior period, though it is partially offset by a 12.0% decrease in billable hours for this line of business. The increase in billing rates is attributable to the utilization of higher skilled consultants, while the decrease in billable hours is attributable to the reduction in the number of consultants utilized. The average number of consultants utilized for the year ended December 31, 2005 decreased by 10.9% as compared to the prior year.

Data Warehousing

The data warehousing line of business includes work performed for client companies to provide a consolidated view of high quality enterprise information. CSI provides services in the data warehouse and data mart design, development and implementation, prepares proof of concepts, implements data warehouse solutions and integrates enterprise information.

Data warehousing revenues of $6.3 million were 22.8% of total revenues for the year ended December 31, 2005, increasing by $2.3 million or 6.1% points as compared to $4.0 million or 16.7% of total revenues for the comparable prior year period. On an absolute dollar basis, data warehousing revenues increased by $2.3 million for the year ended December 31, 2005, primarily attributable to $0.5 million of revenues from McKnight Associates, and a 48.7% increase in total hours billed in this line of business in CSI for the period versus the same period in the prior year, though it is partially offset by a 13.2% decrease in billable rates for this line of business. The increase in billable hours is attributable to an increase in number of consultants utilized, which includes McKnight’s contribution of hours. The decrease in billable rates is primarily attributable to a reduction of higher-skilled consultants utilized by the Company. The average number of consultants utilized for the year ended December 31, 2005 increased by 57.1% as compared to the prior year.

Data Management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/Profiling. During 2005, the Company performed these activities through its exclusive subcontractor agreement with its related party, LEC. During 2004, CSI performed a portion of this work through LEC and performed some work directly.

Data management revenues were $3.6 million, or 13.2% of total revenues, for the year ended December 31, 2005, decreasing by $2.0 million, or 10.2% points as compared to $5.6 million, or 23.4% of total revenues, for the comparable prior year period. Related party revenues were $3.6 million for the year ended December 31, 2005, declining by $0.2 million as compared to $3.8 million for the year ended December 31, 2004. This decline is primarily attributable to a 16.5% reduction in billable hours for the current year, which was partially offset by an 11.6% increase in average bill rates. The decline in billable hours is due to a reduction in the number of consultants required by LEC to service its business during 2005. This category of services is less profitable to the Company than the other service categories and, as a result, is being de-emphasized and the Company’s resources are being focused on the more profitable service categories.

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

Gross Profit

          Gross profit of $7.1 million, or 25.7% of total revenue, for the year ended December 31, 2005, increased by $2.1 million or 4.6% points as compared to $5.0 million, or 21.1% of total revenue, for the year ended December 31, 2004.  Gross profit for the year ended December 31, 2004 included a $1.4 million charge for stock based compensation. The gross profit would have been 27.0% had this charge not occurred, in which case gross profit would have decreased by 1.3% points for the year ended December 31, 2005 compared to the year ended December 31, 2004.

As a percentage of total gross profit for the years ended December 31, 2005 and 2004, respectively, services contributed 85.6% and 87.0% (89.8% if the charge for stock-based compensation had not occurred), respectively, related party services contributed 7.3% and 9.7% (7.6% if the charge for stock-based compensation had not occurred), respectively, and other, including software, support and maintenance contributed 7.1% and 3.3% (2.6% if the charge for stock-based compensation had not occurred), respectively.

Services

Gross profit from services of $6.1 million, or 26.0% of services revenue, for the year ended December 31, 2005, increased by $1.7 million or 3.8% points as compared to $4.4 million, or 22.2% services revenue, for the year ended December 31, 2004, respectively. Gross profit from services for the year ended December 31, 2004 included a $1.4 million charge for stock based compensation. The gross profit from services would have been $5.8 million or 29.3% for the year ended December 31, 2004 had this charge not occurred, or an increase instead of $0.3 million from the year ended December 31, 2005 compared to the year ended December 31, 2004. This change in gross profit from services as compared to the prior year has been outlined previously in the revenues and cost of revenues analysis.

Related party services

Gross profit from related party services was $0.5 million, or 13.8% of related party services revenue, for the year ended December 31, 2005, representing no change in gross profit but increasing by 1.0% points of related party services revenue as compared to $0.5 million, or 12.8% of related party services revenue, for the year ended December 31, 2004, respectively. Gross profit was flat due to a 11.6% increase in billable rates, which was impacted by an 18.2% increase in average pay rate, as well as a 16.5% reduction in billable hours.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses were $4.5 million, or 16.4% of revenue for the year ended December 31, 2005, compared to $3.2 million, or 13.4% of revenue for the year ended December 31, 2004, representing an increase of $1.3 million, or 3.0% points of revenue, as compared to the prior year.  $0.7 million of this increase relates to increased payroll expense, of which $0.4 million relates to the reclassification of a senior executive of the Company from general and administrative expense to sales and marketing expense and $0.3 million of the increase relates to increases in salaries and commissions. Additionally, $0.2 million of the increase relates to increased advertising, public relations and trade show expense during the year as the Company has continued to increase its visibility in the industry and the marketplace, $0.2 million relates to the acquisition of ISI in 2005, and the remaining $0.2 million primarily relates to increased professional fees, travel and subscriptions.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs were $6.4 million, or 23.2% of revenue for the year ended December 31, 2005 compared to $6.1 million, or 25.5% of revenue for the year ended December 31, 2004, representing an increase of $0.3 million, or 2.3% points of revenues, as compared to the prior year. General and administrative expense increased by $0.4 million as a result of the ISI and McKnight Associates acquisitions that occurred during 2005. Additionally, the Company recorded charges of $0.5 million in 2005 due to issuances of stock at below market prices, professional fees and insurance expense increased by $0.2 million, and other expenses increased by $0.1 million. These increases were partially offset by a $0.2 million reduction in bad debt expense, a $0.3 million reduction in current year expense due to costs associated with the addition of certain employees of Software Forces and the LCS reverse merger in 2004 that did not recur in 2005, and $0.4 million reduction due to the reclassification of a senior executive of the Company.

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

 Interest Expense

The Company incurs interest expense on loans from financial institutions, from capital lease obligations related to the acquisition of equipment used in its business, and on outstanding convertible line of credit notes. Amortization of the discount on debt issued of $2.8 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively, is also recorded as interest expense. In 2004, a $1.2 million charge for a beneficial conversion feature was also recorded as interest expense. Interest expense recorded was $4.2 million for the year ended December 31, 2005 compared to $5.0 million for the year ended December 31, 2004. This increase is primarily related to the Laurus, Sands and Taurus financing transactions described below in the Liquidity and Capital Resources section.

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

The Company adjusts the fair value of its financial instruments relating to its warrant and embedded derivative liabilities each quarter and records a gain or loss on the instruments. During the year ended December 31, 2005, the Company recorded a $7.8 million gain on the financial instruments and during the year ended December 31, 2004, the Company recorded a $0.5 million loss on the financial instruments. For accounting purposes, the Company recorded the renegotiation of the Laurus debt instruments in July 2005 and November 2005 as early extinguishments of debt and recorded the remaining discount and liability to gain or loss on the early extinguishments of debt. See Footnote 10 of the Notes to the Consolidated Financial Statements for further discussion.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $9.5 million and $7.7 million during the years ended December 31, 2005 and 2004, respectively. This allowance was recorded because, based on the weight of available information, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses and negative cash flows from operating activities for the years ended December 31, 2006, 2005 and 2004, and had an accumulated deficit of ($51.0 million) at December 31, 2006. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern.

The Company has experienced continued losses that exceeded expectations from 2004 through 2006. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company’s liquidity issues. To address the liquidity issue, the Company entered into various debt instruments between August 2004 and December 2006 and, as of December 31, 2006 had approximately $11.2 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised $0.75 million through the sale of common stock in the Company during 2006.

Financing transactions effectuated in 2006, and through March 27, 2007, are as follows:

Taurus

In February 2006, we entered into a Securities Purchase Agreement with investors represented by Taurus, pursuant to which we issued 19,000 shares of our newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). Each share of Series A Preferred has a stated value of $100.00. We received proceeds of $1,900,000. The Series A Preferred has a cumulative annual dividend equal to five percent (5%), which is payable semi-annually  in cash or common stock, at our election, and is convertible into shares of the Company’s common stock at any time at a price equal to $0.50 per share (subject to adjustment). In addition, the Series A Preferred has no voting rights, but has liquidation preferences and certain other privileges. All shares of Series A Preferred not previously converted shall be redeemed by the Company, in cash or common stock, at the election of the Taurus investors, on February 1, 2011. Pursuant to the Securities Purchase Agreement, the Taurus investors were also granted a warrant to purchase 1,900,000 shares of our common stock exercisable at a price of $0.60 per share (subject to adjustment), exercisable for a period of five years.

In August 2006, we entered into a Stock Purchase Agreement with an investor represented by Taurus, pursuant to which we issued 20,000 shares of our newly created Series B Convertible Preferred Stock, $.001 par value (the “Series B Preferred”). Each share of Series B Preferred has a stated value of $100.00. We received proceeds of $2,000,000. The Series B Preferred has a cumulative annual dividend equal to the Prime Rate plus one percent (1%), which is payable monthly in cash or common stock, at our election, and is convertible into shares of our common stock at any time at a price equal to the lower of (1) $0.85 or (2) the average daily volume weighted market price for the five consecutive trading days immediately prior to the date for which such price is determined, with a minimum price of $0.50. In addition, the Series B Preferred has no voting rights, but has liquidation preferences and certain other privileges. Pursuant to the Stock Purchase Agreement, warrants to purchase 1,276,471 shares of our common stock were issued, exercisable at a price of $0.94 per share (subject to adjustment), and exercisable for a period of five years.

In December 2006, we entered into a Stock Purchase Agreement with certain investors pursuant to which we issued 3,000,000 shares of our common stock, and we received proceeds of $750,000. The investors were also granted a warrant to purchase 1,500,000 shares of our common stock, exercisable at a price of $0.30 per share (subject to adjustment).  The warrant is exercisable for a period of five years.

In March 2007, we issued a 10% Convertible Unsecured Note to certain investors represented by TAG Virgin Islands, Inc. for $4,000,000.  The 10% Convertible Unsecured Note will automatically convert into 13,333,333 shares of our common stock, upon the effectiveness of the Information Statement on Schedule 14C, filed with the SEC on March 8, 2007.  The investors were also granted a warrant to purchase 13,333,333 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment).   The warrant is exercisable for a period of five years. The note was subsequently amended in March 2007 to $4.25 million and the number of shares of common stock that the note will convert into was increased to 14,166,667 shares of our common stock. Additionally, the warrant was also amended to entitle the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment). The warrant is exercisable for a period of five years.

Laurus

In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”). These agreements were renegotiated several times between August 2004 and December 2005.

On February 1, 2006, the Company restructured its financing with Laurus again by entering into financing agreements with Laurus, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1.0 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10.0 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the “Option”) at an exercise price of $.001 per share. Laurus exercised a portion of this option in 2006 when they purchased 1,580,000 shares of the Company’s common stock. An option to purchase 1,500,000 shares remains outstanding as of December 31, 2006. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July 2005) at a 5% premium. Amounts due under the Revolving Note as of February 1, 2006 included $3,101,084 which was loaned to the Company under an Overadvance Side Letter. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of January 31, 2006) plus 1.0%, with a floor of 5.0%. Payments of principal and interest were to be made in equal monthly amounts until maturity of both notes on December 31, 2007.

In March 2007, we repaid in full the Overadvance Side Letter, dated as of February 1, 2006, with a cash payment of $2,601,084 and the issuance of a warrant to purchase 1,785,714 shares of Common Stock at an exercise price of $0.01 (after making the first two payments in February 2007, we were to pay Laurus approximately $258,424 per month until the aggregate principal amount of $3,101,084 was paid in full by December 31, 2007).  Further, we satisfied in full the outstanding amount on the Term Note with a cash payment of approximately $409,722.

Laidlaw/Sands

In September 2004, the Company borrowed an aggregate of $1.0 million, due in one year and bearing interest at 8% per annum, from three affiliates of Sands Brothers Venture Capital (“Sands”). Upon maturity of the notes in September 2005, the Company executed an amended note with these affiliates of Sands for an aggregate principal amount of $1.08 million, due in January 2007 and bearing interest at 12% per annum.

Between January and March 2007, we executed several extension agreements with Sands to repay the amended subordinated secured convertible promissory notes, in which we agreed to pay $1.05 million cash, as well as issue shares of Common Stock and warrants to purchase Common Stock, on four separate payment dates of April 2, 2007, July 2, 2007, October 1, 2007 and December 31, 2007.  We paid Sands a total of $0.65 million between February and March 2007. The remaining $0.4 million is due to be paid between October and December 2007.

As of December 31, 2006, the Company’s debt level required interest and dividends of approximately $104,000 per month. Approximately, $4.9 million of debt instruments mature on or before December 31, 2007. Additionally, the Company’s line of credit expires on December 31, 2007 and $1.5 million of short term notes are currently being extended on a month-to-month basis.

In order to fund these maturities, the Company obtained $4.25 million in new financing in March 2007 and repaid both the Laurus overadvance and the Laurus term note, in full, through a combination of a $3.1 million cash payment and $0.5 million in a warrant to purchase common stock. Additionally, a $0.6 million cash payment was paid to Sands. A final cash payment of $0.4 million and additional common stock and warrants is to be made in the fourth quarter of 2007 to satisfy this obligation in full.

The $4.25 million of new financing was in the form of a promissory note bearing a 10% annual interest rate and a maturity date of August 31, 2007, which will automatically convert to common stock at such time as the Company has authorized shares sufficient to complete the transaction. This is expected to occur in April 2007. As a result, the Company expects to incur approximately $60,000 of interest under this note prior to conversion to equity. Subsequent to this instrument being converted to equity, the Company’s monthly debt service obligation is expected to decline to approximately $68,000 per month, of which $23,000 will continue to be paid in Company common stock and the remaining $45,000 will require monthly interest payments.

Cash totaled $0.7 million as of December 31, 2006, compared to $0.2 million as of December 31, 2005. The Company’s cash balance is primarily derived from customer remittances, bank borrowings and acquired cash and is used for general working capital needs.

The Company’s working capital deficit is ($6.3 million) as of December 31, 2006 compared to ($7.6 million) as of December 31, 2005. The Company’s working capital position has improved during the current year primarily due to proceeds received from the sale of equity securities and a significant reduction in the financial instruments liability during the current year. However, the losses generated by the Company during the current year have resulted in the need for $1.0 million of additional borrowings against the Company’s line of credit and $3.9 million raised through the sale of Series A and Series B preferred stock. Additionally, a $1.08 million note due January 1, 2007 was reclassified from long term to current liabilities during the year.

Cash used in operating activities during the year ended December 31, 2006 was $4.8 million, an increase in cash used in operating activities of $1.2 million from $3.6 million for the year ended December 31, 2005.  Cash used in operating activities primarily relates to a $3.8 million “cash-based” loss from operating activities, as determined by adding the non-cash charges incurred of $7.9 million to the reported loss from continuing operations of $11.7 million for the year ended December 31, 2006, a $0.5 million increase in accounts receivable due primarily to the shift to the vendor management organization for the work that was previously paid directly by Bank of America, a $0.2 million decrease in the related party receivables due to the declining business, a $0.6 million decrease in accounts payable and accrued expenses during the year largely due to a $0.3 million payment to William McKnight during 2006 as part of the acquisition agreement and reductions in trade accounts payable, a $0.2 million increase in the allowance for doubtful accounts due to the increased age of the open accounts receivable, and $0.1 million of various other declines.

Cash provided by investing activities of $2.05 million during 2006 relates to a settlement payment received from Similarity Systems relating to the sale of Evoke Software to Similarity Systems in July 2005. Cash used by investing activities was $2.5 million during 2005.  This was due to $3.1 million of acquisition payments for Integrated Strategies and McKnight Associates, partially offset by $0.6 million received from the sale of Evoke Software.

Cash provided by financing activities was $3.2 million during the year ended December 31, 2006.  During 2006, $3.9 million was raised from the issuance Series A and Series B preferred stock, $0.5 million from the issuance of a short term note payable, $0.75 million from the sale of Company common stock, $0.4 million in proceeds from the issuance of a long term note payable, and $0.8 million in additional borrowings from the line of credit. However, $1.8 million was paid by the Company to acquire treasury stock, $0.6 million was repaid to related related parties, $0.5 million of principal was repaid on long term debt, the Company incurred $0.1 million in financing costs and $0.1 million was paid on capital lease obligations.

There are currently no material commitments for capital expenditures.

The Sarbanes-Oxley Act of 2002 requires the Company’s management to provide its assessment of internal controls for the year ended December 31, 2007. As a result, the Company expects to incur costs, in 2007, of approximately $0.2 million in order to provide its assessment of controls surrounding financial reporting and disclosure in order to comply with this requirement.

As of December 31, 2006 and 2005, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.6 million, respectively. There are no known collections problems with LEC.

For the years ended December 31, 2006 and 2005, we invoiced LEC $2.5 million and $3.7 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.  The collection process is slow, as these clients require separate approval on their own internal systems, which extends the payment cycle.

On January 29, 2007, the Company announced that it received notice from the Staff of the American Stock Exchange indicating that the Company no longer complies with the Exchange's continued listing standards due to the Company's inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the Exchange. The Company received notice on June 29, 2006, from the Staff indicating that the Company was below certain of the Exchange's continued listing standards. The Company was afforded the opportunity to submit a plan of compliance to the Exchange; and on July 31, 2006, the Company presented its plan to the Exchange. On September 26, 2006, the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension until December 28, 2007, to regain compliance with the continued listing standards.

The Company has filed an appeal of this determination and has a hearing before a committee of AMEX planned for April 2007. Once filed, the appeal automatically stays the delisting of the Company's common stock pending a hearing date and the Exchange's decision. The time and place of such a hearing will be determined by the Exchange. There can be no assurance that the Company's request for continued listing will be granted. If the committee does not grant the relief sought by the Company, its securities will be delisted from the Exchange and may continue to be quoted on the OTC Bulletin Board.

As of December 31, 2006, Mr. Newman had no outstanding loan balance to the Company. Mr. Peipert’s outstanding loan balance to the Company was approximately $0.1 million. The unsecured loan by Mr. Peipert accrues interest at a simple rate of 8% per annum, and has a term expiring on April 30, 2007.

The following is a summary of the debt instruments outstanding as of March 27, 2007:

Lender	Type of facility	Outstanding as of March 27, 2007 (not including interest) (all numbers approximate)		Remaining Availability (if applicable)
Laurus Master Fund, Ltd.	Line of Credit	$2,200,000		$0

Sands Brothers Venture Capital LLC and affiliates	Short term notes payable	$400,000		$0

Taurus Advisory Group, LLC investors	Short term notes payable	$5,750,000		$0

Taurus Advisory Group, LLC investors	Long term debt	$2,000,000		$0

Taurus Advisory Group, LLC investors	Series A and B Convertible Preferred Stock	$3,900,000		$0

Larry and Adam Hock	Short term notes payable	$200,000	*	$0

Glenn Peipert	Related party note payable	$105,000		$0

TOTAL		$14,555,000		$0

•	The Company and the Hocks are presently disputing how much is owed under this promissory note. See Item 3 - Legal Proceedings.

The Company needs additional capital in order to survive because of the Company’s recent losses, negative cash flows for operations, its net working capital deficiency and its ability to pay its outstanding debt. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of the notes on a month-to-month basis until the Company raises sufficient funds to pay the notes in full. Amounts outstanding under the notes at December 31, 2006 were $1.5 million. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

Off-balance sheet arrangements

 The Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Contractual Obligations

At December 31, 2006, the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following table (amounts in table are noted in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt	$2.6	$0.6	$2.0	$-
Related party note payable	0.1	0.1	-	-
Operating leases	1.1	0.4	0.7	-
Employment agreements	3.0	3.0	-	-

Total	$6.8	4.1	$2.7	$-

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

Stock-based Compensation

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

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we adopted the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we previously accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.  The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.  The Company does not expect the adoption of this pronouncement to have a material impact on it’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (FIN 48). The Company does not expect the adoption of this pronouncement to have a material impact on it’s consolidated financial statements.

In August 2006, the FASB Emerging Issues Task Force Issued EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”. EITF 06-6 addresses the issue of how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied. The Company does not expect the adoption of this pronouncement to have a material impact on it’s consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The Company is required to adopt this statement effective the first quarter of 2008, and is currently evaluating the impact the new standard will have on the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Quantifying Financial Statement Misstatements.” In SAB 108, the Securities and Exchange Commission’s staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s consolidated financial statements and the related consolidated financial statement disclosures. SAB 108 is effective for the Company as of December 31, 2006; however it is not expected to have a material affect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account and a certificate of deposit. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At March 15, 2007, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages 97 through 133 comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.
.
ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, with the exception of a control deficiency related to lack of certain internal controls over period-end financial reporting.

In connection with the preparation of our Annual Reports for the years ended December 31, 2004 and December 31, 2005, our management identified certain weaknesses in our internal control procedures and in our evaluation of complex financing transactions in 2004 and 2005, and in the valuation and purchase accounting of our acquisitions in 2004. In addition, management previously identified another internal control matter regarding period-end financial reporting related to the identification of transactions, primarily contractual, and accounting for them in the proper periods. We believe that we have satisfactorily addressed the control deficiencies and material weakness relating to these matters during 2005 and 2006, with the exception of a control deficiency related lack of certain internal controls over to period-end financial reporting.

Management established an action plan in the first quarter of 2005, which continues through the date of this Annual Report, that it believes will correct the control deficiency described above. Measures included in our action plan are as follows:

• Our Disclosure Committee, formed in the second quarter of 2005, consists of our chief executive officer, chief operating officer, senior vice presidents and general counsel, chaired by our chief financial officer. The Disclosure Committee is comprised of these key members of senior management who have knowledge of significant portions of our internal control system, as well as the business and competitive environment in which we operate. One of the key responsibilities of each Disclosure Committee member is to review quarterly reports, annual reports and registration statements to be filed with the SEC as each progress through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions;

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

We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of fiscal 2007, although there can be no assurance that we will do so.

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

Our company also maintains a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. In connection with the preparation of this Annual Report, our management identified certain weaknesses in our internal control procedures and in our evaluation of complex financing transactions in 2004 and 2005, and in the valuation and purchase accounting of our acquisitions in 2004. Our management and Board of Directors adopted corrective measures in the first quarter 2005, and such corrective measures were incorporated into the controls and procedures of the Company, finally effective as of the third quarter 2006. As a result, no significant changes were made in our internal control over financial reporting during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became a director or executive officer. Our Board of Directors elects our executive officers annually. Each year the stockholders elect the members of our Board of Directors.

Our directors and executive officers are as follows:

Name	Year First Elected as Director or Officer	Age	Positions Held
Scott Newman	2004	47	President, Chief Executive Officer and Chairman
Glenn Peipert	2004	46	Executive Vice President, Chief Operating Officer and Director
William Hendry	2006	46	Vice President, Chief Financial Officer and Treasurer
William McKnight	2005	41	Senior Vice President - Data Warehousing
Bryan Carey	2007	49	Senior Vice President - Strategic Consulting
Lawrence K. Reisman*	2004	45	Director
Frederick Lester**	2006	49	Director
Thomas Pear***	2006	54	Director

* Chair of the Audit Committee, and member of the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee.

** Chair of the Nominating and Corporate Governance Committee, and member of the Audit Committee and the Compensation and Stock Option Committee.

*** Chair of the Compensation and Stock Option Committee, and member of the Audit Committee and the Nominating and Corporate Governance Committee.

SCOTT NEWMAN has been our President, Chief Executive Officer and Chairman since January 2004. Mr. Newman founded the former Conversion Services International, Inc. in 1990 (before its merger with and into LCS Group, Inc. in 2004) and is our largest stockholder. He has over twenty years of experience providing technology solutions to major companies internationally. Mr. Newman has direct experience in strategic planning, analysis, design, testing and implementation of complex big-data solutions. He possesses a wide range of software and hardware architecture/discipline experience, including, client/server, data discovery, distributed systems, data warehousing, mainframe, scaleable solutions and e-business. Mr. Newman has been the architect and lead designer of several commercial software products used by Chase, Citibank, Merrill Lynch and Jaguar Cars. Mr. Newman advises and reviews data warehousing and business intelligence strategy on behalf of our Global 2000 clients, including AT&T Capital, Jaguar Cars, Cytec and Chase. Mr. Newman is a member of the Young Presidents Organization, a leadership organization that promotes the exchange of ideas, pursuit of learning and sharing strategies to achieve personal and professional growth and success. Mr. Newman received his B.S. from Brooklyn College in 1980.

GLENN PEIPERT has been our Executive Vice President, Chief Operating Officer and Director since January 2004. Mr. Peipert held the same positions with the former Conversion Services International, Inc. since its inception in 1990. Mr. Peipert has over two decades of experience consulting to major organizations about leveraging technology to enable strategic change. He has advised clients representing a broad cross-section of rapid growth industries worldwide. Mr. Peipert has hands on experience with the leading data warehousing products. His skills include architecture design, development and project management. He routinely participates in architecture reviews and recommendations for our Global 2000 clients. Mr. Peipert has managed major technology initiatives at Chase, Tiffany, Morgan Stanley, Cytec and the United States Tennis Association. He speaks nationally on applying data warehousing technologies to enhance business effectiveness and has authored multiple white papers regarding business intelligence. Mr. Peipert is a member of the Institute of Management Consultants, as well as TEC International, a leadership organization whose mission is to increase the effectiveness and enhance the lives of chief executives and those they influence. Mr. Peipert received his B.S. from Brooklyn College in 1982.

WILLIAM HENDRY has been our Vice President, Chief Financial Officer and Treasurer since October 2006. Mr. Hendry previously served as the Company’s Controller from 2004-2006. Prior to joining the Company, Mr. Hendry was controller of Scientific Games Online Entertainment Systems, a developer, installer and operator of online, instant and video lottery systems, from 2002-2004. From 2000-2002, Mr. Hendry was a consultant to Cipolla Sziklay Zak & Co. and Pharmacia. Prior to this, Mr. Hendry served as the corporate controller of AlphaNet Solutions, a publicly-held information technology professional services company, as the corporate controller of Biosource International, a publicly-held international manufacturer of technology products, and as vice president - finance of Quarterdeck, a publicly-held publisher of utility and software applications. Mr. Hendry began his career at KPMG LLP. Mr. Hendry has an M.B.A. in finance and a B.S. in accounting from Fairleigh Dickinson University, is a certified public accountant in New Jersey, and is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Certified Public Accountants, and the Financial Executive Institute.

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

BRYAN CAREY has been our Senior Vice President - Strategic Consulting, and managing director of our wholly owned subsidiary DeLeeuw Associates, since February 2007. Prior to joining DeLeeuw Associates in 2000 as a senior vice president of business development, Carey spent nearly 20 years as an executive in project and change management in the banking industry, including Bank of America. Mr. Carey was promoted to executive vice president of DeLeeuw Associates in 2003, where he was responsible for major account relationships, project oversight and business development. Mr. Carey built DeLeeuw Associates's Lean and Six Sigma practice providing the leadership, consulting, training and discipline to grow the business from a start-up to a successful, thriving business. Most recently, Mr. Carey has led Lean Six Sigma roll-out initiatives at NY Independent System Operators, Bank of New York, Cendant Corporation and JPMorgan Chase. Mr. Carey has spoken at numerous Six Sigma events, as well as authored a number of articles on change and project management utilizing Lean and Six Sigma. Mr. Carey received his B.S in Philosophy from Notre Dame in 1980 and received his M.B.A. in finance from the University of South Carolina in 1983.

LAWRENCE K. REISMAN has been a Director of our company since February 2004, is Chairman of the Board’s Audit Committee, and a member of the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee. Mr. Reisman is a Certified Public Accountant who has been the principal of his own firm, The Accounting Offices of L.K. Reisman, since 1986. Prior to forming his company, Mr. Reisman was a tax manager at Coopers & Lybrand and Peat Marwick Mitchell. He routinely provides accounting services to small and medium-sized companies, which services include auditing, review and compilation of financial statements, corporate, partnership and individual taxation, designing accounting systems and management consulting services. Mr. Reisman received his B.S. and M.B.A. in Finance from St. John’s University in 1981 and 1985, respectively.

FREDERICK LESTER has been a Director of our company since August 2006, is Chairman of the Board’s Nominating and Corporate Governance Committee, and a member of the Audit Committee and the Compensation and Stock Option Committee. Presently he is the Regional Consulting Partner, NE Banking & Capital Markets, Teradata Corporation. From 2005-2006, Mr. Lester was the Consulting Director at Cognos Corporation, and from 1999-2005, he was the Managing Director at Competitive Advantage, Inc. Prior to this, Mr. Lester served as Consulting Director for KPMG and Managing Partner at Teradata. Mr. Lester’s undergraduate studies at Columbia University focused on nuclear physics and mathematics.

THOMAS PEAR has been a Director of our company since August 2006, is Chairman of the Board’s Compensation and Stock Option Committee, and a member of the Audit Committee and the Nominating and Corporate Governance Committee.  Presently he is a principal in Saw Mill Sports Management and a management consultant.    From 1993 to 2006, Mr. Pear served as chief financial officer of The Atlantic Club, and also served as its president from 2002 to 2006.  Prior to this, Mr. Pear served as vice president and general manager of DM Engineering, vice president and chief financial officer of Tennis Equities, and staff accountant at Malkin, Studley and Ramey CPA, PC.  Mr. Pear received his B.S. in Accounting from Nichols College in 1974.

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

Director Independence

The Board has reviewed each of the directors' relationships with the Company in conjunction with Section 121(A) of the listing standards of the American Stock Exchange and has affirmatively determined that three of our directors, Lawrence K. Reisman, Frederick Lester and Thomas Pear are independent of management and free of any relationship that would interfere with the independent judgment as members of the Board of Directors or any committee thereof.

Committees of the Board of Directors

The Board of Directors has established three standing committees: (1) the Audit Committee, (2) the Compensation and Stock Option Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Board. Copies of the charters of the Audit Committee, the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee are posted on our website. Mr. Reisman, Mr. Lester and Mr. Pear are members of each of such committees.

Audit Committee

The Audit Committee was formed in April 2005. The Audit Committee met 6 times in fiscal year 2006 and each member of the Audit Committee was present at such meeting, and acted by unanimous written consent 1 time. The Audit Committee is responsible for matters relating to financial reporting, internal controls, risk management and compliance. These responsibilities include appointing, overseeing, evaluating and approving the fees of our independent auditors, reviewing financial information which is included in our Annual Report on Form 10-K, discussions with management and the independent auditors the results of the annual audit and our quarterly financial statements, reviewing with management our system of internal controls and financial reporting process and monitoring our compliance program and system.

The Audit Committee operates pursuant to a written charter, which sets forth the functions and responsibilities of this committee. A copy of the charter can be viewed on our website. All members of this committee are independent directors under the SEC rules. The Board of Directors has determined that Lawrence K. Reisman, the committee’s chairman, meets the SEC criteria of an “audit committee financial expert”, as defined in Item 401(h) of Regulation S-K.

Compensation and Stock Option Committee

The Compensation Committee and the Stock Option Committee merged in March 2007, and acted by written consent 5 times during fiscal 2006. The Compensation and Stock Option Committee is responsible for matters relating to the development, attraction and retention of the Company’s management and for matters relating to the Company’s compensation and benefit programs. As part of its responsibilities, this committee evaluates the performance and determines the compensation of the Company’s Chief Executive Officer and approves the compensation of our senior officers, as well as to fix and determine awards to employees of stock options, restricted stock and other types of stock-based awards.

The Compensation and Stock Option Committee operates under a written charter that sets forth the functions and responsibilities of this committee. A copy of the charter can be viewed on our website. Pursuant to its charter, the Compensation and Stock Option Committee must be comprised of at least two (2) Directors who, in the opinion of the Board of Directors, must meet the definition of “independent director” within the rules and regulations of the SEC. The Board of Directors has determined that all members of this committee are independent directors under the SEC rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for providing oversight on a broad range of issues regarding our corporate governance practices and policies and the composition and operation of the Board of Directors. These responsibilities include reviewing potential candidates for membership on the Board and recommending to the Board nominees for election as directors of the Company. The Nominating and Corporate Governance Committee was formed in May 2005 and met 1 time during fiscal 2006. A complete description of the Nominating and Corporate Governance Committee’s responsibilities is set forth in the Nominating and Corporate Governance written charter. A copy of the charter is available to stockholders on the Company’s website. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules and regulations of the SEC. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. There are no minimum qualifications for consideration for nomination to be a director of the Company. The nominating committee will assess all director nominees using the same criteria. Nominations made by stockholders must be made by written notice received by the Secretary of the Company within 30 days of the date on which notice of a meeting for the election of directors is first given to stockholders. The Nominating and Corporate Governance Committee and the Board of Directors carefully consider nominees regardless of whether they are nominated by stockholders, the Nominating and Corporate Governance Committee or existing Board members.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes compensation information for the last three fiscal years for (i) Mr. Scott Newman, our Principal Executive Officer, (ii) Mr. William Hendry, our Principal Financial Officer and (iii) the three most highly compensated executive officers other than the Principal Executive Officer and Principal Financial Officer, who were serving as executive officers at the end of the fiscal year and who we refer to collectively, the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards(s)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)		($)	($)	($)	($)		($)		($)

Scott Newman	2006	479,167		—	—	—	—	—	45,401	(1)	524,568
President, Chief Executive	2005	500,000		—	—	—	—	—	51,208	(1)	551,208
Officer and Chairman	2004	500,000		—	—	—	—	—	42,455	(1)	542,455

Glenn Peipert	2006	359,375		—	—	—	—	—	38,300	(1)	397,675
Executive Vice President, Chief	2005	375,000		—	—	179,050	—	—	37,151	(1)	591,201
Operating Officer and Director	2004	375,000		—	—	—	—	—	36,690	(1)	411,690

William Hendry, Vice	2006	155,250		5,000	—	33,555	—	—		(2)	193,805
President, Chief Financial	2005	142,224		—	—	20,541	—	—		(2)	162,765
Officer and Treasurer	2004	90,250	(3)	—	—	72,663	—	—		(2)	162,913

Robert C. DeLeeuw	2006	415,959		—	—	392,100	—	—	21,147	(1)	829,206
Senior Vice President	2005	350,000		—	—	179,050	—	—	21,379	(1)	550,429
	2004	329,400		—	—	—	—	—	17,462	(1)	346,862

William McKnight, Senior Vice	2006	250,000		39,510	—	—	—	—	23,373	(1)	312,883
President -Data Warehousing	2005	125,047	(3)	—	—	—	—	—		(2)	125,047

(1)	Amounts shown reflect payments related to medical, dental and life insurance, car payments and 401(k) contributions by the Company.

(2)	The annual amount of perquisites and other personal benefits, if any, did not exceed $10,000 for each named executive officer and has therefore been omitted, unless otherwise stated above.

(3)	Represents a partial year of compensation.

The following table summarizes grants of plan-based awards to each Named Executive Officer during 2006:

Grants of Plan-Based Awards for 2006

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of	All Other Option Awards: Number of Securities	Exercise or Base Price of
Name	Grant Date	Tresh-old ($)	Target ($)	Maximum ($)	Treshold (#)	Target (#)	Maximum (#)	Shares of Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
William Hendry	10/10/06	-	-	-	150,000	150,000	150,000	-	-	$0.25
Robert C. DeLeeuw	1/9/06	-	-	-	1,000,000	1,000,000	1,000,000	-	-	$0.46

The following table shows outstanding equity awards at December 31, 2006:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Glenn Peipert	83,333	166,667	-		$0.83	11/16/10	—	—	—	—
William Hendry	20,000 10,000 -	10,000 20,000 150,000	- - -	$ $ $	3.00 0.83 0.25	5/28/14 11/16/15 10/10/16	- - -	- - -	- - -	- - -
Robert DeLeeuw	250,000 1,000,000	- -	-	$ $	0.83 0.46	11/16/15 1/9/16	- -	- -	- -	- -

The following table shows the option awards exercised, value realized on exercise, number of stock awards acquired and value of stock awards realized for each our Named Executive Officers during 2006:

Option Exercises and Stock Vested for 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Glenn Peipert	-	-	83,333	25,000
William Hendry	-	-	20,000	11,300
Robert C. DeLeeuw	-	-	1,250,000	421,667

Pension Benefits for 2006

N/A

Nonqualified Deferred Compensation for 2006

N/A

The following table shows the details of compensation paid to outside directors of the Company during 2006:

Director Compensation for 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Frederick Lester	-	-	5,592	-	-	-	5,592
Thomas Pear	-	-	5,592	-	-	-	5,592
Lawrence K. Reisman	-	-	5,592	-	-	-	5,592

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Discussion and Analysis addresses the following topics:

*  The members and role of our Compensation Committee;

*  Our compensation-setting process;

*  Our compensation philosophy and policies regarding executive compensation;

*  The components of our executive compensation program; and

  *  Our compensation decisions for fiscal year 2006.

In this “Compensation Discussion and Analysis” section, the terms, "we," "our," "us," and the "Committee" refer to the Compensation Committee of our Board of Directors.

The Compensation and Stock Option Committee

Committee Members and Independence

Thomas Pear, Frederick Lester and Lawrence K. Reisman are the members of the Compensation and Stock Option Committee. Mr. Pear is the Committee Chairman. Each member of the Compensation and Stock Option Committee qualifies as an independent director under American Stock Exchange listing standards.

Role of Committee

We operate under a written charter adopted by the Board. A copy of the charter is available at www.csiwhq.com under Investors - Corporate Governance - Committee Charters. The fundamental responsibilities of our Committee are:

a.	Set the compensation for the Chairman of the Board and the Chief Executive Officer ("CEO");

b.	Set the compensation of other executive officers based upon the recommendation of the CEO;

c.	Make awards to executives under the 2003 Incentive Plan and other plans as approved by the Board of Directors;

d.	Review and approve the design of other benefit plans pertaining to executives of the company;

e.	Approve such reports on compensation as are necessary for filing with the SEC and other government bodies;

f.	Review, recommend to the Board of Directors, and administer all plans that require “disinterested administration” under Rule 16b-3 under the Securities Exchange Act of 1934, as amended;

g.	Approve the amendment or modification of any compensation or benefit plan pertaining to executives of the Company that does not require stockholder approval;

h.	Review and recommend to the Board of Directors changes to the outside directors' compensation;

i.	Retain outside consultants and obtain assistance from members of management as the Committee deems appropriate in the exercise of its authority;

j.	Make reports and recommendations to the Board of Directors within the scope of its functions;

k.	Approve all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company's executive officers; and

l.	Review the Committee charter from time to time and recommend any changes thereto to the Board of Directors.

Committee Meetings

Our Committee meets as often as necessary to perform its duties and responsibilities. We held one meeting during fiscal 2006 and have held one meeting so far during fiscal 2007. We intend to schedule more regular meetings without management present.

We receive and review materials in advance of each meeting. These materials include information that management believes will be helpful to the Committee as well as materials that we have specifically requested. Depending on the agenda for the particular meeting, these materials may include:

*  Financial reports on year-to-date performance compared to prior year performance;

*  Calculations and reports on levels of achievement of individual and corporate performance objectives;

*  Information on the executive officers' stock ownership, employment agreements and option holdings;

*  Information regarding equity compensation plan dilution;

*  Estimated grant-date values of stock options (using the Black-Scholes valuation methodology);

*	Tally sheets setting forth the total compensation of the named executive officers, including base salary and cash incentives; and

*
Equity awards, perquisites and other compensation and any amounts payable to the executives upon voluntary or involuntary termination, early or normal retirement or following a change-in-control of CSI.

The Committee Process

A Continuing Process

Although many compensation decisions are made in the first quarter of a fiscal year, our compensation planning process neither begins nor ends with any particular Committee meeting. Compensation decisions are designed to promote our fundamental business objectives and strategy. Business and succession planning, evaluation of management performance and consideration of the business environment are year-round processes.

Management's Role in the Compensation-Setting Process

Executive Management plays a significant role in the compensation-setting process. The most significant aspects of management's role are:

*  Evaluating employee performance;

*  Establishing business performance targets and objectives; and

*  Recommending salary levels and option awards.

Executive Management works with the General Counsel and Committee Chair in establishing the agenda for Committee meetings. Management also prepares meeting information for each Committee meeting.

Executive Management also participates in Committee meetings at the Committee's request to provide:

*  Background information regarding CSI’s strategic objectives;

*  Their evaluation of the performance of the senior executive officers; and

*  Compensation recommendations as to senior executive officers.

Committee Advisors

The Committee Charter grants us the sole and direct authority to hire and fire our advisors and compensation consultants and approve their compensation. CSI is obligated to pay our advisors and consultants. If hired, these advisors would report directly to the Committee.

Annual Evaluation

We meet in executive session each year to evaluate the performance of the named executive officers, to determine their bonuses, if any, for the prior fiscal year, to set their base salaries for the next calendar year (assuming such salary is not already mandated by an employment agreement), and to consider and approve any grants to them of equity incentive compensation.

Performance Objectives

We are considering beginning a process to establish individual and corporate performance objectives for senior executive officers in the first quarter of each fiscal year. We would engage in an active dialogue with the Chief Executive Officer concerning strategic objectives and performance targets. We would review the appropriateness of the financial measures used in incentive plans and the degree of difficulty in achieving specific performance targets. Corporate performance objectives would typically be established on the basis of a targeted return on capital employed for CSI or a particular business unit.

Benchmarking

We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. We believe that information regarding pay practices at other companies is useful in two respects, however. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that we could consider in assessing the reasonableness of compensation.

Targeted Compensation Levels

Together with the performance objectives, we intend to establish targeted total compensation levels (i.e., maximum achievable compensation) for each of the senior executive officers. In making this determination, we will be guided by the compensation philosophy described below. We also will consider historical compensation levels and the relative compensation levels among the Company's senior executive officers. We may also consider industry conditions, corporate performance versus a peer group of companies and the overall effectiveness of our compensation program in achieving desired performance levels.

Performance Pay

As targeted total compensation levels are determined, we also will consider determining the portion of total compensation that will be contingent, performance-based pay. Performance-based pay generally includes cash bonuses for achievement of specified performance objectives and stock-based compensation whose value is dependent upon long-term appreciation in stock price.

Committee Effectiveness

We will review, on an annual basis, the performance of our Committee and the effectiveness of our compensation program in obtaining desired results.

Compensation Philosophy

Our executive compensation program is designed with one fundamental objective: to support CSI’s core values and strategic objectives. Our compensation philosophy is intended to align the interests of management with those of our stockholders. The following principles influence and guide our compensation decisions:

We Believe in a Pay for Performance Culture

At the core of our compensation philosophy is our guiding belief that pay should be directly linked to performance. This philosophy has will guide many compensation related decisions in fiscal 2007:

*	We would like to have a substantial portion of executive officer compensation contingent on, and variable with, achievement of objective corporate and/or individual performance objectives.

*	It is our policy to prohibit discounted stock options, reload stock options and re-pricing of stock options.

Compensation and Performance Pay Should Reflect Position and Responsibility

Total compensation and accountability should generally increase with position and responsibility. Consistent with this philosophy:

*	Total compensation is higher for individuals with greater responsibility and greater ability to influence CSI’s achievement of targeted results and strategic initiatives.

*	As position and responsibility increases, a greater portion of the executive officer's total compensation is performance-based pay contingent on the achievement of performance objectives.

*	Equity-based compensation is higher for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation.

Compensation Decisions Should Promote the Interests of Stockholders

Compensation should focus management on achieving strong short-term (annual) performance in a manner that supports and ensures the Company's long-term success and profitability. We believe that stock options create long-term incentives that align the interest of management with the long-term stockholders.

Compensation should be Reasonable and Responsible

It is essential that CSI’s overall compensation levels be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, we believe that compensation should be set at responsible levels. Our executive compensation is intended to be consistent with CSI’s constant focus on controlling costs.

Compensation Disclosures Should be clear and complete

We believe that all aspects of executive compensation should be clearly, comprehensibly and promptly disclosed in plain English. We believe that compensation disclosures should provide all of the information necessary to permit stockholders to understand our compensation philosophy, our compensation-setting process and how and how much our executives are paid.

Elements of Executive Compensation

Base Salary

Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive's qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive's past performance, competitive salary practices, internal pay equity and the tax deductibility of base salary.

Equity Based Compensation

We believe that equity compensation is an effective means of creating a long-term link between the compensation provided to officers and other key management personnel with gains realized by the stockholders. We have elected to use stock options as the equity compensation vehicle. All stock options incorporate the following features:

*	The term of the grant does not exceed 5-10 years;

*	The grant price is not less than the market price on the date of grant;

*	Grants do not include "reload" provisions;

*	Repricing of options is prohibited; and

*	Options vest 33.33% per year over three years beginning with the first anniversary of the date of grant.

We will continue to use stock options as a long-term incentive vehicle because:

*
Stock options align the interests of executives with those of the stockholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the stockholders.

*	Stock options are performance based. All the value received by the recipient from a stock option is based on the growth of the stock price above the option price.

*	The vesting period encourages executive retention and the preservation of stockholder value.

In determining the number of options to be granted to senior executive officers, we will take into account the individual's position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of total compensation.

Additional Benefits

Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.

Our Compensation Decisions

This section describes the compensation decisions that we made with respect to the named executive officers for fiscal 2006 and during the first quarter of fiscal 2007.

Executive Summary

In summary, the compensation decisions made in fiscal 2006 and the first quarter of fiscal 2007 for the named executive officers were as follows:

*	We did not increase base salaries for the named executive officers, and there is no plan to do so in fiscal 2007.

*	In 2006, no bonuses were awarded to the then-named executive officers in 2006 (except for the bonus granted to William McKnight pursuant to his employment agreement).

*	In 2006, only one then-named executive officer received a stock option grant.

*	Performance-based pay represented 0% of the total compensation actually paid to the named executive officers for fiscal 2006, and the Committee is presently assessing this for fiscal 2007.

We believe that these decisions are consistent with our core compensation principles:

*	We believe in a pay for performance culture;

*	Compensation decisions should promote the interests of long-term stockholders; and

*	Compensation should be reasonable and responsible.

Base Salary

The base salaries are mandated in employment agreements with the named executive officers:

Name	Title	2007 Base Salary
Scott Newman	President and Chief Executive Officer	$500,000
Glenn Peipert	Executive Vice President and Chief Operating Officer	$375,000
William McKnight	Senior Vice President - Data Warehousing	$250,000

Stock Option Grants

We granted the following stock options to the named executive officers in fiscal 2006:

Name	Options Granted (# of underlying shares)
William Hendry (1)	150,000
Robert C. DeLeeuw (2)	1,000,000

(1) The options vest ratably over a three year period and expire ten years from the date of grant.

(2) Mr. DeLeeuw’s employment with CSI ended on December 31, 2006. All 1,250,000 options that had been granted to Mr. DeLeeuw were fully vested on December 31, 2006.

Employment Agreements

Scott Newman, our President and Chief Executive Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Newman of $500,000 and an annual bonus to be awarded by the Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance.

Glenn Peipert, Executive Vice President and Chief Operating Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $375,000 and an annual bonus to be awarded by the Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance.

William McKnight, Senior Vice President - Data Warehousing, agreed to a three-year employment agreement dated as of July 22, 2005. The agreement provides for an annual salary to Mr. McKnight of $250,000 and an annual bonus to be awarded by the Committee. The agreement also provides for health, life and disability insurance.

Severance Arrangements

The following named executive officers have arrangements that provide for payment of severance payments:

*	In the event that Scott Newman’s employment is terminated other than with good cause, Mr. Newman will receive a lump sum payment of 2.99 times his base salary.

*	In the event that Glenn Peipert’s employment is terminated other than with good cause, Mr. Peipert will receive a lump sum payment of 2.99 times his base salary.

*
In the event that William McKnight’s employment is terminated other than with good cause, Mr. McKnight will receive a lump sum payment of the longer of (1) one year's base salary or (2) the period from the date of termination through the expiration date.

Change-in-Control Arrangements

Messrs. Newman, Peipert and McKnight would be entitled to the above severance arrangements on a change of control. Further, our 2003 Incentive Plan provides that upon a change in control, all unvested stock options shall immediately become vested (unless the Committee determines otherwise).

At present, the named executive officers hold the following unvested stock options that would become vested upon a change in control.

Name	Number of Shares Underlying Vested Options (#)	Number of Shares Underlying Unvested Options (#)
Glenn Peipert	83,333	166,667
William Hendry	30,000	180,000
Bryan Carey	63,888	244,445

Stock Ownership Requirement for Management

The Company does not have a formal policy requiring stock ownership by management. One of the key objectives of the 2003 Incentive Plan is to promote ownership of the Company’s stock by management.

Compensation Policies

Internal Pay Equity

We believe that internal equity is an important factor to be considered in establishing compensation for the officers. We have not established a policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other officers, but we do review compensation levels to ensure that appropriate equity exists. We intend to continue to review internal compensation equity and may adopt a formal policy in the future if we deem such a policy to be appropriate.

Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the CEO or any named executive officer unless such compensation is paid pursuant to a qualified performance-based compensation plan. We believe that the 2003 Incentive Plan qualifies under the current IRS definition of performance-based compensation. The Committee has expressed the intention of continued reliance upon such performance-based compensation in order to preserve its deductibility for federal income tax purposes to the extent reasonably practicable.

Financial Restatement

It is the Board of Directors' Policy that the Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive.

Timing of Stock Option Grants

CSI has adopted a policy on stock option grants that includes the following provisions relating to the timing of option grants:

*	CSI executives make recommendations to the Committee related to selecting the grant date.

*
The grant date of the stock options is always the date of approval of the grants (or a specified later date if for any reason the grant is approved during a time when CSI is in possession of material, non-public information).

*	The exercise price is the closing price of the underlying common stock on the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of March 27, 2007, based on 56,480,153 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Scott Newman(3)	19,619,385	34.7%
Glenn Peipert(4)	10,281,227	18.2%
William Hendry(5)	30,000	*
William McKnight(6)	829,091	1.5%
Bryan Carey (7)	63,888	*
Lawrence K. Reisman(8)	26,666	*
Frederick Lester(9)	0	*
Thomas Pear(10)	200	*
Robert C. DeLeeuw(11)	6,558,334	11.4%
All directors and officers as a group (8 persons)	30,850,457	54.4%

*	Represents less than 1% of the issued and outstanding Common Stock.

(1)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)	All addresses are c/o Conversion Services International, Inc., 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.

(3)	Mr. Newman is the Company’s President, Chief Executive Officer and Chairman of the Board.

(4)
Mr. Glenn Peipert is the Company’s Executive Vice President, Chief Operating Officer and Director. Consists of an option to purchase 83,333 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2010, at an exercise price of $0.83 per share, and does not include an option to purchase 166,667 shares of Common Stock which vest as follows: (i) 83,333 on November 16, 2007 and (ii) 83,334 on November 16, 2008.

(5)
Mr. William Hendry is the Company’s Vice President, Chief Financial Officer and Treasurer. Consists of an option to purchase 20,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share, and does not include an option to purchase 10,000 shares of Common Stock, which shall vest on May 28, 2007.  Consists of an option to purchase 10,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share, and does not include an option to purchase 20,000 shares of Common Stock which vest as follows: (i) 10,000 on May 16, 2007 and (ii) 10,000 on May 16, 2008. Does not include an option to purchase 150,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25, which vests as follows: (i) 50,000 on October 10, 2007, (ii) 50,000 on October 10, 2008 and (iii) 50,000 on October 10, 2009.

(6)	Mr. McKnight is the Company’s Senior Vice President - Data Warehousing.

(7)
Mr. Carey is the Company’s Senior Vice President - Strategic Consulting. Consists of an option to purchase 22,222 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share, and does not include an option to purchase 11,111 shares of Common Stock, which shall vest on May 28, 2007.  Consists of an option to purchase 41,666 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share, and does not include an option to purchase 83,334 shares of Common Stock which vest as follows: (i) 41,666 on May 16, 2007 and (ii) 41,668 on May 16, 2008. Does not include an option to purchase 150,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25, which vests as follows: (i) 50,000 on October 10, 2007, (ii) 50,000 on October 10, 2008 and (iii) 50,000 on October 10, 2009.

(8)
Mr. Reisman is a Director. Consists of an option to purchase 20,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share, and does not include an option to purchase 10,000 shares of Common Stock, which shall vest on May 28, 2007.  Consists of an option to purchase 6,666 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share, and does not include an option to purchase 13,334 shares of Common Stock which vest as follows: (i) 6,666 on November 16, 2007 and (ii) 6,668 on November 16, 2008. Does not include an option to purchase 25,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25, which vests as follows: (i) 8,333 on October 10, 2007, (ii) 8,333 on October 10, 2008 and (iii) 8,334 on October 10, 2009.

(9)
Mr. Lester is a Director.  Does not include an option to purchase 25,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25, which vests as follows: (i) 8,333 on October 10, 2007, (ii) 8,333 on October 10, 2008 and (iii) 8,334 on October 10, 2009.

(10)
Mr. Pear is a Director. Does not include an option to purchase 25,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25, which vests as follows: (i) 8,333 on October 10, 2007, (ii) 8,333 on October 10, 2008 and (iii) 8,334 on October 10, 2009.

(11)
Mr. DeLeeuw was formerly the Company’s Senior Vice President and director. Includes a fully vested option to purchase 250,000 shares of Common Stock granted on November 16, 2005 and expiring on November 16, 2015 at an exercise price of $0.83 per share. Also includes a fully vested option to purchase 1,000,000 shares of Common Stock granted on January 9, 2006 and expiring on January 9, 2016 at an exercise price of $0.46 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the years ended December 31, 2006, 2005 and 2004, the Company invoiced LEC $2,478,342, $3,731,198 and $3,837,065, respectively, for the services of consultants subcontracted to LEC by the Company. As of December 31, 2006, 2005 and 2004, the Company had accounts receivable due from LEC of approximately $330,000, $570,000 and $781,000, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

On November 8, 2004, Mr. Glenn Peipert entered into a stock purchase agreement with a private investor, CMKX-treme, Inc.  Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 377,778 shares of common stock for a purchase price of $500,000.  As of June 9, 2005, CMKX-treme, Inc. remitted final payment for the shares.

On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell was to receive an aggregate amount of $0.25 million as compensation for services provided to the Company. During 2004 and 2005, an aggregate amount of $225,000 was paid to Mr. Mitchell for services provided under this consulting agreement.

As of November 16, 2004, Mr. Newman and Mr. Peipert repaid in full to the Company loans in the aggregate of approximately $0.2 million, including accrued interest. These loans bore interest at 3% per annum and were due and payable by December 31, 2005.

As of August 23, 2006, approximately $0.6 million and $0.5 million remained outstanding to Messrs. Newman and Peipert, respectively, on their loans to the Company. On August 23, 2006, pursuant to a unanimous resolution of the independent members of the Board of Directors, certain loans made to the Company by Messrs. Newman and Peipert were converted into shares of common stock of the Company. Per the Board resolution, the shares of common stock received were based on a conversion price of $0.63, or the closing market price of the Company's common stock on the American Stock Exchange on the date of conversion (August 23, 2006). Mr. Newman received 980,491 shares of restricted common stock, and Mr. Peipert received 851,862 shares of restricted common stock.

As of December 31, 2006, Mr. Newman had no outstanding loan balance to the Company, and Mr. Peipert’s outstanding loan balance to the Company was $0.1 million. The unsecured loan by Mr. Peipert accrues interest at a simple rate of 8% per annum, and has a term expiring on April 30, 2007.

Other than those described above, during the last two fiscal years, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, executive officer, greater than 5% stockholder or any family of such parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2006	December 31, 2005
Audit Fees	$256,367	$319,748
Audit Related Fees	$2,500	$8,700
Tax Fees	$93,733	78,850
All Other Fees	$18,030	$-
	$370,630	$407,298

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

Part IV

ITEM 15. EXHIBITS

2.1  Agreement and Plan of Reorganization, dated August 21, 2003, among Registrant, LCS Acquisition Corp., Conversion Services International, Inc. and certain affiliated stockholders of Conversion Services International, Inc. (filed as Appendix A on Schedule 14A on January 5, 2004).

2.2  First Amendment to Agreement and Plan of Reorganization, dated November 28, 2003, among Registrant, LCS Acquisition Corp., Conversion Services International, Inc. and certain affiliated stockholders of Conversion Services International, Inc. (filed as Appendix A on Schedule 14A on January 5, 2004).

2.3  Certificate of Merger, dated January 30, 2004, relating to the merger of LCS Acquisition Corp. and Conversion Services International, Inc. (filed as Exhibit 2.3 on Form 8-K on February 17, 2004).

2.4  Acquisition Agreement, dated February 27, 2004, among the Company, DeLeeuw Associates, Inc. and Robert C. DeLeeuw (filed as Exhibit 2.1 on Form 8-K on March 16, 2004).

2.5  Plan and Agreement of Merger and Reorganization, dated February 27, 2004, among Registrant, DeLeeuw Associates, Inc. and DeLeeuw Conversion LLC filed as Exhibit 2.1 on Form 8-K on March 16, 2004).

2.6  Asset Purchase Agreement, dated May 26, 2004, among Registrant, Evoke Asset Purchase Corp. and Evoke Software Corporation (filed as Exhibit 2.1 on Form 8-K on July 13, 2004).

2.7 Asset Purchase Agreement dated July 18, 2005 by and among Registrant, Similarity Vector Technologies (Sivtech) Limited (d/b/a Similarity Systems), Similarity Systems Inc. and Evoke Software Corporation (filed as Exhibit 2.1 on Form 8-K on September 27, 2004).

2.8 Agreement and Plan of Merger dated July 22, 2005 among Registrant, McKnight Associates, Inc., McKnight Associates, Inc. and William McKnight (filed as Exhibit 2 on Form 8-K on July 28, 2005).

2.9 Agreement and Plan of Merger dated July 28, 2005 among Registrant, ISI Merger Corp., a Delaware corporation, Integrated Strategies, Inc., a Delaware corporation, ISI Consulting, LLC, a Delaware limited liability company, Adam Hock, and Larry Hock (filed as Exhibit 2 on Form 8-K on August 2, 2005).

3.1  Certificate of Incorporation, as amended (filed as Exhibit 3.1 on Form 10-SB on December 9, 1999).

3.2  Certificate of Amendment to Certificate of incorporation, dated January 27, 2004, amending, among other things, the authorized shares of common and preferred stock (filed as Exhibit 3.1 on Form 8-K on February 17, 2004).

3.3  Certificate of Amendment to Certificate of Incorporation, dated January 30, 2004, changing the name of the Company from LCS Group, Inc. to Conversion Services International, Inc. (filed as Exhibit 3.2 on Form 8-K on February 17, 2004).

3.4 Certificate of Amendment to Certificate of Incorporation, dated September 20, 2005, effecting, among other things, the 1 for 15 reverse stock split (filed as Exhibit D on Schedule 14A on July 26, 2005).

3.5 Certificate of Amendment to Certificate of Incorporation, dated August 8, 2006, increasing the authorized shares of common stock (filed as Exhibit A on Schedule 14A on July 17, 2006).

3.6 Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Registrant dated February 2, 2006 (filed as Exhibit 4.1 on Form 8-K on February 8, 2006).

3.7 Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Registrant (filed as Exhibit 4.1 on Form 8-K on August 16, 2006).

3.8  Amended and Restated Bylaws (filed as Exhibit 3.3 on Form 8-K on February 17, 2004).

4.1  Common Stock Purchase Warrant, dated August 16, 2004, in favor of Laurus Master Fund, Ltd. (filed as Exhibit 4.7 on Form 10-QSB on August 23, 2004).

4.2  Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital LLC (filed as Exhibit 10.1 on Form 8-K on September 27, 2004).

4.3  Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital III LLC (filed as Exhibit 10.2 on Form 8-K on September 27, 2004).

4.4  Senior Subordinated Secured Convertible Promissory Note, dated September 22, 2004, in favor of Sands Brothers Venture Capital IV LLC (filed as Exhibit 10.3 on Form 8-K on September 27, 2004).

4.5 Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital LLC (filed as Exhibit 4.1 on Form 8-K on September 27, 2004).

4.6  Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital III LLC (filed as Exhibit 4.2 on Form 8-K on September 27, 2004).

4.7  Common Stock Purchase Warrant, dated September 22, 2004, in favor of Sands Brothers Venture Capital IV LLC (filed as Exhibit 4.3 on Form 8-K on September 27, 2004).

4.8 Amended And Restated Secured Convertible Term Note dated August 16, 2004 as amended and restated on July 28, 2005 in favor of Laurus Master Fund, Ltd. (filed as Exhibit 10.2 on Form 8-K on December 6, 2005).

4.9 Option to purchase shares of common stock dated February 1, 2006, in favor of Laurus Master Fund, Ltd. (filed as Exhibit 4.1 on Form 8-K on February 7, 2006).

4.10 Secured Non-Convertible Revolving Note dated February 1, 2006 in favor of Laurus Master Fund, Ltd. (filed as Exhibit 10.1 on Form 8-K on February 7, 2006).

4.11 Common Stock Purchase Warrant dated February 2, 2006, in favor of Taurus Advisory Group, LLC (filed as Exhibit 10.3 on Form 8-K on February 8, 2006).

4.12 Common Stock Purchase Warrant, dated August 11, 2006, in favor of Matthew J. Szulik (filed as Exhibit 10.3 on Form 8-K on August 16, 2006).

4.13 Common Stock Purchase Warrant, dated August 11, 2006, in favor of Feiner Family Trust (filed as Exhibit 10.4 on Form 8-K on August 16, 2006).

4.14 Common Stock Purchase Warrant in favor of certain investors represented by Taurus Advisory Group, LLC, dated December 29, 2006 (filed as Exhibit 10.3 on Form 8-K on January 5, 2007).

4.15 Common Stock Purchase Warrant in favor of investors represented by TAG Virgin Islands, Inc., dated March 1, 2007 (filed as Exhibit 10.3 on Form 8-K on March 7, 2007).

4.16 Common Stock Warrant in favor of Laurus Master Fund, Ltd., dated March 1, 2007 (filed as Exhibit 10.6 on Form 8-K on March 7, 2007).

4.17 10% Convertible Unsecured Note issued to investor represented by TAG Virgin Islands, Inc., dated March 1, 2007 (filed as Exhibit 10.1 on Form 8-K on March 7, 2007).

10.1  Employment Agreement among Registrant and Scott Newman, dated March 26, 2004 (filed as Exhibit 10.1 on Form 8-K/A on April 1, 2004).

10.2  Employment Agreement among Registrant and Glenn Peipert, dated March 26, 2004 (filed as Exhibit 10.2 on Form 8-K/A on April 1, 2004).

10.3  Employment Agreement among Registrant and Mitchell Peipert, dated March 26, 2004 (filed as Exhibit 10.3 on Form 8-K/A on April 1, 2004).

10.4 Employment Agreement among Registrant and Robert DeLeeuw, dated March 26, 2004 (filed as Exhibit 10.4 on Form SB-2/A on September 30, 2004).

10.5 2003 Incentive Plan, as amended (filed as Exhibit 4.1 on Form S-8 POS on October 18, 2006).

10.6 Security Agreement, dated September 22, 2004, among Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (filed as Exhibit 10.4 on Form 8-K on September 27, 2004).

10.7 Subordination Agreement, dated September 22, 2004, among Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC and Laurus Master Fund, Ltd. (filed as Exhibit 10.5 on Form 8-K on September 27, 2004).

10.8 Registration Rights Agreement, dated September 22, 2004, among Registrant, Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (filed as Exhibit 4.4 on Form 8-K on September 27, 2004).

10.9  Bill of Sale, Assignment And Assumption Agreement dated July 18, 2005 by and among Evoke Software Corporation and Similarity Vector Technologies (Sivtech) Limited (filed as Exhibit 2.2 on Form 8-K on July 22, 2005).

10.10 Bill of Sale, Assignment and Assumption Agreement dated July 18, 2005 by and among Evoke Software Corporation and Similarity Systems, Inc. (filed as Exhibit 2.3 on Form 8-K on July 22, 2005).

10.11 Restricted Account Agreement by and among Registrant, North Fork Bank and Laurus Master Fund, Ltd. (filed as Exhibit 10.11 on Form 10-KSB/A on July 26, 2005).

10.12 Employment Agreement dated July 22, 2005 by and between Registrant and William McKnight (filed as Exhibit 10.1 on Form 8-K on July 28, 2005).

10.13 Omnibus Amendment dated July 28, 2005 with Laurus Master Fund, Ltd. (filed as Exhibit 10.3 on Form 8-K on August 3, 2005).

10.14 Joinder In Subsidiary Guaranty, Master Security Agreement, Stock Pledge Agreement and Security Agreement with Laurus Master Fund, Ltd., dated July 28, 2005 (filed as Exhibit 10.4 on Form 8-K on August 3, 2005).

10.15 Reaffirmation and Ratification Agreement with Laurus Master Fund, Ltd., dated July 28, 2005 (filed as Exhibit 10.5 on Form 8-K on August 3, 2005).

10.16 Overadvance Letter with Laurus Master Fund, Ltd., dated July 28, 2005 (filed as Exhibit 10.4 on Form 8-K on August 3, 2005).

10.17 Omnibus Amendment with Laurus Master Fund, Ltd., dated November 30, 2005 (filed as Exhibit 10.4 on Form 8-K on December 6, 2005).

10.18 Reaffirmation and Ratification Agreement with Laurus Master Fund, Ltd., dated November 30, 2005 (filed as Exhibit 10.5 on Form 8-K on December 6, 2005).

10.19 Security Agreement dated February 1, 2006 by and among Laurus Master Fund, Ltd., Registrant, DeLeeuw Associates, LLC, CSI Sub Corp. (DE), Integrated Strategies, Inc., CSI Sub Corp. II (DE), and McKnight Associates, Inc. (filed as Exhibit 10.3 on Form 8-K on February 7, 2006).

10.20  Stock Pledge Agreement with Laurus Master Fund, Ltd., dated February 1, 2006 (filed as Exhibit 10.4 on Form 8-K on February 7, 2006).

10.21 Overadvance Side Letter with Laurus Master Fund, Ltd., dated February 1, 2006 (filed as Exhibit 10.5 on Form 8-K on February 7, 2006).

10.22 Stock Purchase Agreement dated February 2, 2006 by and between Registrant and Taurus Advisory Group, LLC (filed as Exhibit 10.1 on Form 8-K on February 7, 2006).

10.23 Registration Rights Agreement dated February 2, 2006 by and between Registrant and Taurus Advisory Group, LLC (filed as Exhibit 10.1 on Form 8-K on February 7, 2006).

10.24 Stock Purchase Agreement dated August 11, 2006 by and between Registrant and Matthew J. Szulik (filed as Exhibit 10.1 on Form 8-K on August 16, 2006).

10.25 Registration Rights Agreement dated August 11, 2006 by and between Registrant, Matthew J. Szulik and the Feiner Family Trust (filed as Exhibit 10.2 on Form 8-K on August 16, 2006).

10.26 Stock Purchase Agreement by and between Registrant and certain investors represented by Taurus Advisory Group, LLC, dated December 29, 2006 (filed as Exhibit 10.1 on Form 8-K on January 5, 2007).

10.27 Registration Rights Agreement by and between Registrant and certain investors represented by Taurus Advisory Group, LLC, dated December 29, 2006 (filed as Exhibit 10.2 on Form 8-K on January 5, 2007).

10.28 Registration Rights Agreement by and between Registrant and investor represented by TAG Virgin Islands, Inc., dated March 1, 2007 (filed as Exhibit 10.2 on Form 8-K on March 7, 2007).

10.29 Third Extension Agreement among Registrant and Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC, dated March 1, 2007 (filed as Exhibit 10.4 on Form 8-K on March 7, 2007).

10.30 Omnibus Amendment and Waiver No. 2 among Registrant, CSI Sub Corp. (DE), DeLeeuw Associates, Inc. and Laurus Master Fund, Ltd. dated March 1, 2007 (filed as Exhibit 10.5 on Form 8-K on March 7, 2007).

10.31 Assumption, Adoption and Consent Agreement among Registrant, CSI Sub Corp. (DE), DeLeeuw Associates, Inc. and Laurus Master Fund, Ltd. dated March 1, 2007 (filed as Exhibit 10.7 on Form 8-K on March 7, 2007).

10.32 Amended and Restated Registration Rights Agreement among Registrant and Laurus dated March 1, 2007 (filed as Exhibit 10.8 on Form 8-K on March 7, 2007).

21*      Subsidiaries of Registrant.

23.1*   Consent of Friedman LLP, Independent Registered Public Accounting Firm

31.1*  Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*  Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*  Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*  Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
____________________
* filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Conversion Services International, Inc. and Subsidiaries
East Hanover, New Jersey

We have audited the accompanying consolidated balance sheets of Conversion Services International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Services International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate fair value of share-based payment awards on the date of grant using an option-pricing model.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses, negative cash flows from operations, its net working capital deficiency and its ability to pay its outstanding debt raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

East Hanover, New Jersey
March 29, 2007

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2006	2005
ASSETS
CURRENT ASSETS
Cash	$668,006	$176,073
Accounts receivable, net of allowance for doubtful accounts of $279,422 and $489,070 as of December 31, 2006 and 2005, respectively	3,912,000	3,194,375
Accounts receivable from related parties, net of allowance for doubtful accounts of $8,972 and zero as of December 31, 2006 and 2005, respectively; (Note 24)	330,006	569,908
Prepaid expenses	132,087	142,432
TOTAL CURRENT ASSETS	5,042,099	4,082,788

PROPERTY AND EQUIPMENT, at cost, net	265,084	417,469

OTHER ASSETS
Goodwill	6,826,705	7,239,566
Intangible assets, net of accumulated amortization of $1,265,958 and $740,350 as of December 31, 2006 and 2005, respectively; (Note 7)	1,266,856	1,862,964
Deferred financing costs, net of accumulated amortization of $52,609 and $467,604 as of December 31, 2006 and 2005, respectively; (Note 8)	57,391	425,705
Discount on debt issued, net of accumulated amortization of $1,793,921 and $678,917 as of December 31, 2006 and 2005, respectively; (Note 9)	786,079	4,177,428
Equity investments	176,152	149,117
Other assets	110,445	123,432
	9,223,628	13,978,212

Total Assets	$14,530,811	$18,478,469

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit; (Note 10)	$5,795,552	$4,713,312
Current portion of long-term debt	578,685	495,122
Accounts payable and accrued expenses	1,957,501	2,519,446
Short term notes payable; (Note 11)	2,745,000	1,063,990
Deferred revenue	74,450	41,121
Related party note payable; (Note 24)	110,831	-
Financial instruments; (Note 12)	52,228	2,837,657
TOTAL CURRENT LIABILITIES	11,314,247	11,670,648

LONG-TERM DEBT, net of current portion	1,769,154	3,042,914
RELATED PARTY NOTE PAYABLE; (Note 24)	-	1,772,368
DEFERRED TAXES	363,400	363,400
Total Liabilities	13,446,801	16,849,330

SERIES A CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value, 20,000,000 shares authorized; 19,000 and zero shares issued and outstanding at December 31, 2006 and 2005, respectively; (Note 16)	348,333	-

SERIES B CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value, 20,000,000 shares authorized; 20,000 and zero shares issued and outstanding at December 31, 2006 and 2005, respectively; (Note 16)	1,248,806	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized;
57,625,535 and 54,093,916 issued and outstanding at December 31, 2006 and 2005, respectively	57,625	54,094

Additional paid in capital	50,829,255	42,264,407
Treasury stock, at cost, 1,145,382 and zero shares in treasury as of December 31, 2006 and 2005, respectively; (Note 17)	(423,869)	-
Accumulated deficit	(50,976,140)	(40,689,362)
Total Stockholders' Equity (Deficit)	(513,129)	1,629,139

Total Liabilities and Stockholders' Equity (Deficit)	$14,530,811	$18,478,469

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004

REVENUE:
Services	$23,157,727	$23,392,464	$19,755,370
Related party services	2,478,342	3,731,198	3,837,065
Other	37,988	506,247	300,671
	25,674,057	27,629,909	23,893,106
COST OF REVENUE:
Services (inclusive of stock based compensation of $0.4 million, zero and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.)	17,623,747	17,316,494	15,367,477
Related party services	2,307,187	3,215,909	3,345,318
Other		-	134,182
	19,930,934	20,532,403	18,846,977
GROSS PROFIT	5,743,123	7,097,506	5,046,129

OPERATING EXPENSES
Selling and marketing (inclusive of stock based compensation of $1.0 million, zero and zero for the years ended December 31, 2006, 2005 and 2004, respectively.)	5,072,532	4,521,054	3,210,790
General and administrative (inclusive of stock based compensation of $0.6 million, $0.5 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.	5,451,324	6,418,245	6,086,017
Goodwill & intangibles impairment	349,000	1,321,543	12,247,234
Depreciation and amortization	802,386	911,772	468,235
	11,675,242	13,172,614	22,012,276
LOSS FROM OPERATIONS	(5,932,119)	(6,075,108)	(16,966,147)

OTHER INCOME (EXPENSE)
Equity in earnings from investments	27,035	4,657	5,684
Gain (loss) on financial instruments	(351,132)	7,796,569	(551,241)
Loss on early extinguishment of debt	(2,311,479)	(1,607,763)	-
Other income	-	-	7,300
Interest income	-	69,166	22,355
Interest expense	(3,094,083)	(4,201,823)	(5,024,449)
	(5,729,659)	2,060,806	(5,540,351)
LOSS BEFORE INCOME TAXES	(11,661,778)	(4,014,302)	(22,506,498)
INCOME TAXES	-	-	190,800
LOSS FROM CONTINUING OPERATIONS	(11,661,778)	(4,014,302)	(22,697,298)

DISCONTINUED OPERATIONS:
Gain on disposal of discontinued operations	2,050,000	49,148	-
Loss from discontinued operations	-	(1,153,119)	(12,650,908)
	2,050,000	(1,103,971)	(12,650,908)
NET LOSS	(9,611,778)	(5,118,273)	(35,348,206)
Accretion of issuance costs associated with convertible preferred stock	(429,747)	-	-
Dividends on convertible preferred stock	(162,603)	-	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,204,128)	$(5,118,273)	$(35,348,206)

Basic loss per common share from continuing operations	$(0.23)	$(0.08)	$(0.49)
Basic income (loss) per common share from discontinued operations	$0.04	$(0.02)	$(0.27)
Basic loss per common share	$(0.19)	$(0.10)	$(0.76)
Basic loss per common share attributable to common stockholders	$(0.20)	$(0.10)	$(0.76)

Diluted loss per common share from continuing operations	$(0.23)	$(0.08)	$(0.49)
Diluted income (loss) per common share from discontinued operations	$0.04	$(0.02)	$(0.27)
Diluted loss per common share	$(0.19)	$(0.10)	$(0.76)
Diluted loss per common share attributable to common stockholders	$(0.20)	$(0.10)	$(0.76)
Weighted average common shares used to compute income (loss) per common share:
Basic	51,792,504	52,919,340	46,548,065
Diluted	51,792,504	52,919,340	46,548,065

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

						Accumulated	Accumulated Total
				Additional	Retained	Other	Stockholders'
	Common	Capital	Treasury	Paid-in	Earnings	Comprehensive	Equity	Comprehensive
	Shares	Stock	Stock	Capital	(Deficit)	Income	(Deficit)	Loss

Balance, December 31, 2003	66,667	$67		$1,447,183	$(228,106)	$-	$1,219,144
Net loss	-	-		-	(35,348,206)		(35,348,206)	(35,348,206)
Foreign currency translation	-	-		-	-	5,298	5,298	5,298
Effect of Conversion Services International recapitalization	(66,667)	(67)		67	-	-	-
Relative fair value of warrants issued	-	-		500,000	-	-	500,000
Issuance of Common Stock in connection with the reverse merger into LCS Golf.	39,533,333	39,533		(39,533)	-	-	-
Issuance of Common Stock in connection with the acquisition of DeLeeuw Associates, Inc.	5,333,333	5,333		15,834,667	-	-	15,840,000
Issuance of Common Stock in connection with the conversion of debt into Company stock.	1,269,841	1,270		1,998,730	-	-	2,000,000
Issuance of Common Stock in connection with the acquisition of Evoke Software Corporation.	5,097,537	5,098		12,379,000	-	-	12,384,098
Issuance of Common Stock in connection with a stock purchase agreement.	238,095	238		499,762	-	-	500,000
Compensation expense for stock and stock option grants	-	-		1,479,902	-	-	1,479,902
Discount on debt issued	-	-		1,500,000	-	-	1,500,000
Unsecured convertible line of credit beneficial conversion feature	-	-		1,214,286	-	-	1,214,286
Total comprehensive loss	-	-		-	-	-	-	(35,342,908)
Balance, December 31, 2004	51,472,139	51,472	-	36,814,064	(35,576,312)	5,298	1,294,522

Net loss	-	-		-	(5,118,273)	-	(5,118,273)	(5,118,273)
Foreign currency translation	-	-		-	-	(75)	(75)	(75)
Sale of Evoke Software Corp.					5,223	(5,223)
Issuance of Common Stock in connection with a stock purchase agreement.	595,238	595		1,249,405	-	-	1,250,000
Issuance of Common Stock in connection with a conversion of debt to equity.	476,190	476		999,524	-	-	1,000,000
Issuance of Common Stock in connection with a legal settlement.	21,368	21		80,107	-	-	80,128
Issuance of Common Stock in connection with the Evoke Software Corp. acquisition.	286,204	287		429,019	-	-	429,306
Issuance of Common Stock in connection with the acquisition of McKnight Associates	909,091	909		1,771,818	-	-	1,772,727
Issuance of Common Stock in connection with a stock option exercise.	333,334	334		776,333	-	-	776,667
Issuance of fractional shares resulting from the 1:15 reverse stock split.	352	-		-	-	-	-
Compensation expense for stock and stock option grants.	-	-		33,026	-	-	33,026
Relative fair value of warrants issued.	-	-		111,111	-	-	111,111
Total comprehensive loss	-	-		-	-	-	-	(5,118,348)
Balance, December 31, 2005	54,093,916	54,094	-	42,264,407	(40,689,362)	-	1,629,139

Net loss					(9,611,778)		(9,611,778)	(9,611,778)

Dividends payable on preferred stock				(162,603)			(162,603)
Shares issued due to exercise of stock options	1,620,100	1,620		33,043			34,663
Treasury shares acquired	(4,145,382)		(1,848,869)				(1,848,869)
Compensation expense for stock and stock option grants.				2,022,223			2,022,223
Relative fair value of warrants issued				2,500,121			2,500,121
Convertible preferred stock beneficial conversion feature				1,012,190			1,012,190
Issuance of stock options in conjunction with debt restructure				1,694,000			1,694,000
Laurus warrant liability reclassified to equity				703,567			703,567
Dividends on series A preferred stock paid in shares	79,166	79		39,504			39,583
Shares issued due to conversion of debt to equity	1,832,353	1,832		1,152,550			1,154,382
Issuance of Common Stock in connection with a stock purchase agreement	3,000,000		1,425,000	-	(675,000)		750,000
Accretion of issuance costs associated with convertible preferred stock				(429,747)			(429,747)
Total comprehensive loss								(9,611,778)
Balance, December 31, 2006	56,480,153	$57,625	$(423,869)	$50,829,255	$(50,976,140)	$-	$(513,129)

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,611,778)	$(5,118,273)	$(35,348,206)
Net income (loss) from discontinued operations	2,050,000	(1,103,971)	(12,650,908)
Net loss from continuing operations	$(11,661,778)	$(4,014,302)	$(22,697,298)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	152,386	137,798	132,890
Amortizaton of intangible assets	576,108	433,137	217,503
Amortization of debt discounts	1,307,022	2,873,617	941,212
Amortization of relative fair value of warrants issued	710,072	110,105	60,652
Amortization of deferred financing costs	73,894	340,837	134,402
Excess of derivative value over notional amount of debt	-	449,275	2,305,360
Beneficial conversion feature associated with convertible debt instruments	-	-	1,214,286
Deferred taxes	-	-	190,800
Goodwill impairment	349,000	1,321,543	12,247,235
Stock and stock option based compensation	2,022,223	542,460	1,479,902
(Gain) loss on change in fair value of financial instruments	351,132	(7,796,569)	551,240
Loss on early extinguishment of debt	2,311,479	1,607,763	-
Increase (decrease) in allowance for doubtful accounts	(200,675)	92,862	91,823
Write-off deferred loan costs	-	-	45,213
Loss on disposal of equipment	-	-	88,191
Income from equity investments	(27,035)	(4,657)	(5,684)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(507,978)	1,042,245	(1,040,154)
(Increase) decrease in accounts receivable from related parties	230,930	211,192	(388,100)
(Increase) decrease in prepaid expenses	10,344	69,419	(95,574)
Decrease in goodwill	83,861	-	-
(Increase) decrease in other assets	12,987	(108,375)	14,721
Increase (decrease) in accounts payable and accrued expenses	(595,445)	(550,502)	1,639,815
Increase (decrease) in deferred revenue	33,329	(75,546)	116,667
Net cash used in operating activities of continuing operations	(4,768,144)	(3,317,698)	(2,754,898)
Net cash used in operating activities of discontinued operations	-	(302,260)	(1,692,381)
Net cash used in operating activities	(4,768,144)	(3,619,958)	(4,447,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(31,498)	(143,582)
Investment in DeLeeuw Associates, net of cash acquired	-	-	(2,010,266)
Investment in McKnight Associates, Inc., net of cash acquired	-	(946,412)	-
Investment in Integrated Strategies, Inc., net of cash acquired	-	(2,175,820)	-
Equity investment in Leading Edge Communications Corp.	-	-	(83,000)
Net cash used in investing activities of continuing operations	-	(3,153,730)	(2,236,848)
Investment in Evoke Software Corp., net of cash acquired	-	-	334,073
Net cash used in investing activities of discontinued operations	-	-	(4,251)
Net proceeds from the sale of discontinued operations	2,050,000	644,958	-
Net cash provided by (used in) investing activities	2,050,000	(2,508,772)	(1,907,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances under line of credit	791,156	1,838,307	1,950,704
Proceeds from issuance of short-term note payable	500,000	1,000,000	1,000,000
Proceeds from issuance of long-term note payable	381,256	-	4,730,623
Proceeds from issuance of long-term note payable to stockholders	-	1,767,914	511,604
Increase in deferred financing costs	(110,000)	-	(893,309)
Principal payments on long-term debt	(487,110)	(4,348,695)	(665,085)
Principal payments on short-term notes	-	(76,054)	-
Proceeds from sale of Company common stock and exercise of stock options	34,663	1,255,000	500,000
Acquisition of treasury stock	(1,848,869)	-	-
Reissuance of treasury stock	750,000	-	-
Proceeds from sale of Series A Convertible Preferred Stock	1,900,000	-	-
Proceeds from sale of Series B Convertible Preferred Stock	2,000,000	-	-
Principal payments on capital lease obligations	(104,340)	(117,778)	(85,595)
Principal payments on related party notes	(596,679)	(381,561)	-
Restricted cash	-	4,334,375	(83,375)
Net cash provided by financing activities	3,210,077	5,271,508	6,965,567

Effect of exchange rate changes on cash and cash equivalents	-	5,149	5,298

NET INCREASE (DECREASE) IN CASH	491,933	(852,073)	616,560
CASH, beginning of period	176,073	1,028,146	411,586

CASH, end of period	$668,006	$176,073	$1,028,146

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$866,189	$558,419	$276,680
Cash paid for income taxes	-	-	-
Series A convertible preferred stock dividend satisfied by issuing Company common stock	39,583	-	-
Related party note payable repayment through issuance of Company common stock	1,154,382	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
The Company did not enter into any capital lease arrangements during the year ended December 31, 2006. During the years ended December 31, 2005 and 2004, the Company entered into various capital lease arrangements for computer and trade show equipment in the approximate amount of $55,782 and $249,241, respectively.

On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Accounts receivable	$-	$-	$975,000
Approved vendor status	-	-	539,000
Tradename	-	-	722,000
Goodwill	-	-	15,844,000
Investment in limited liability company	-	-	56,000
Current liabilities	-	-	(286,000)

 On June 28, 2004, the Company acquired substantially all of the assets and liabilities of Evoke Software Corporation. The components and allocations of the purchase price were based on the fair value of assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Cash	$-	$-	$497,000
Accounts receivable	-	-	580,000
Customer contracts (six year life)	-	-	1,962,000
Tradename (indefinite life)	-	-	651,000
Computer software (three year life)	-	-	1,381,000
Goodwill	-	-	10,269,000
Prepaid expenses	-	-	78,000
Other assets	-	-	11,000
Furniture and equipment	-	-	184,000
Deferred revenue	-	-	(1,254,000)
Deferred compensation	-	-	(443,000)
Other liabilities	-	-	(1,302,000)
Minority interest	-	-	(199,000)

On July 18, 2005, the Company sold certain assets and liabilities of Evoke to Similarity Systems. The following assets and liabilities of Evoke were sold to Similarity Systems.

Cash	$-	$8,000	$-
Accounts receivable, net	-	692,000	-
Prepaid expenses	-	100,000	-
Property and equipment, net	-	77,000	-
Other assets	-	5,000	-
Deferred revenue	-	(1,649,995)	-
Accrued expenses	-	(163,000)	-

 On July 22, 2005, the Company acquired all of the outstanding shares of McKnight Associates, Inc. The components and allocations of the purchase price were based on the fair value of the assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Cash	$-	$116,000	$-
Accounts receivable	-	298,000	-
Customer relationships (2.5 year life)	-	685,000	-
Order backlog (5 month life)	-	50,000	-
Proprietary presentation format (3 year life)	-	173,000	-
Goodwill	-	1,865,000	-
Accounts payable and accrued expenses	-	(105,000)	-
Deferred tax liability	-	(363,000)	-

 On July 29, 2005, the Company acquired all of the outstanding shares of Integrated Strategies, Inc. The components and allocations of the purchase price were based on the fair value of the assets and liabilities acquired as of the acquisition date. The following assets and liabilities were obtained as a result of the acquisition.

Cash	$-	$119,000	$-
Accounts receivable	-	661,000	-
Prepaid expenses	-	2,000	-
Fixed assets	-	2,000	-
Other assets	-	13,000	-
Goodwill	-	1,800,000	-
Accounts payable and accrued expenses	-	(173,000)	-
Notes payable	-	(241,000)	-

See Notes to Consolidated Financial Statements

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

•
On March 4, 2004, the Company acquired DeLeeuw Associates, Inc. and merged the company into DeLeeuw Associates, LLC (“DeLeeuw”), a subsidiary of CSI. On October 1, 2006, the corporate structure was changed and this subsidiary became DeLeeuw Associates, Inc. DeLeeuw is a management consulting firm specializing in integration, reengineering and project management.

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

•
On July 22, 2005, the Company acquired McKnight Associates, Inc. and merged the company into McKnight Associates, Inc. (“McKnight”), a subsidiary of CSI. McKnight is a management consulting firm specializing in data warehousing projects for a variety of clients worldwide. As of December 31, 2006, McKnight was merged with and into CSI Sub Corp. (DE).

•
On July 29, 2005, the Company acquired Integrated Strategies, Inc. and merged the company into Integrated Strategies, Inc. (“ISI”), a subsidiary of CSI. ISI is a management consulting firm specializing in integration and project management. As of December 31, 2006, ISI was merged with and into DeLeeuw Associates, Inc.

•	Doorways, Inc. is a wholly owned subsidiary of the Company that is currently dormant. Doorways was dissolved on December 26, 2006.

•
LEC Corporation of NJ is a wholly owned subsidiary of the Company that incurs an insignificant amount of payroll expense and has no other operations. As of December 31, 2006, this corporation was merged with and into CSI Sub Corp. (DE).

•	CSI Sub Corp. (DE) is a wholly owned subsidiary of the Company and is the primary operating entity for the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method. The results of Evoke Software Corporation (formerly known as Evoke Asset Purchase Corp. and now known as CSI Sub Corp. II (DE)) have been included in these consolidated financial statements as a component of discontinued operations. Substantially all assets of Evoke were sold to Similarity Systems in July 2005. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

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

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and adjusts the allowance for doubtful accounts, when deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions. During 2006, 2005 and 2004, $147,272, $56,123 and $114,785 of uncollectible accounts receivable were written off against the allowance for doubtful accounts, respectively.

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

Goodwill represents the amounts paid in connection with the acquisitions of Scosys, DeLeeuw, ISI and McKnight. Additionally, as part of the Scosys, DeLeeuw and McKnight acquisitions, the Company acquired identifiable intangible assets. As of December 31, 2006, the Company performed its annual impairment review and determined as a result of an unfavorable change with respect to the economics of the ISI business, a $329,000 impairment charge was required. Additionally, the Company determined that, due to a change in the Company’s marketing and positioning of the Scosys business, the $20,000 intangible for the rights to use the Scosys name has been impaired and recorded a charge as of that date. As of December 31, 2005, the Company performed its annual impairment review and determined that goodwill related to both the ISI and McKnight acquisitions was impaired at that date and, accordingly, recorded impairment charges of approximately $836,000 and $485,000, respectively. The Company performed its annual impairment review as of December 31, 2004 and determined that goodwill and certain intangible assets were impaired at that date and, accordingly, recorded an impairment charge of approximately $12,247,000 primarily relating to goodwill associated with the DeLeeuw acquisition.

Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five years. The approved vendor status intangible asset is being amortized over an estimated life of forty months. The proprietary presentation format intangible asset is being amortized over an estimated life of three years. The customer relationship intangible asset is being amortized over an estimated life of thirty months. The order backlog intangible asset was being amortized over an estimated life of five months.

Deferred financing costs

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments, which currently range from one to three years.

Discount on debt

The Company has allocated the proceeds received from conventionally convertible debt instruments between the underlying debt instrument and the freestanding warrants, and had recorded the conversion feature as a discount on the debt in accordance with Emerging Issues Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".  The Company is amortizing the discount on the debt using the effective interest rate method over the life of the debt instruments.

Stock compensation

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

The Company follows EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the fiscal years ended December 31, 2004 and 2005, the Company granted approximately 43,000 and 48,000 stock options, respectively, to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recognizing the fair value of these options as expense over the three year vesting period of the options.

The per share weighted average fair value of stock options granted during 2004 was $2.40 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	2.50%
Expected volatility	148.0%
Expected option life (years)	3.0

The per share weighted average fair value of stock options granted during 2005 was $0.71 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.34%
Expected volatility	186.6%
Expected option life (years)	3.0

The per share weighted average fair value of stock options granted during 2006 was $0.34 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.97%
Expected volatility	177.5%
Expected option life (years)	3.0

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2006, Sapphire Technologies accounted for approximately 28.2% of the Company’s accounts receivable balance.

The Company maintains its cash with a high credit quality financial institution. Each account is secured by the Federal Deposit Insurance Corporation up to $100,000.

Advertising

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $134,000, $380,000 and $152,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2006, the Company had not entered into any transactions which were considered hedges under SFAS 133.

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

Note 2: Going concern

The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses and negative cash flows from operating activities for the years ended December 31, 2006, 2005 and 2004, and had an accumulated deficit of ($51.0 million) at December 31, 2006. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern.

As of December 31, 2006, the Company had a cash balance of approximately $0.7 million and a working capital deficiency of ($6.3 million).

The Company has experienced continued losses that exceeded expectations from 2004 through 2006. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company’s liquidity issues. To address the liquidity issue, the Company entered into various debt instruments between August 2004 and December 2006 and, as of December 31, 2006 had approximately $11.2 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised $0.75 million through the sale of common stock in the Company during 2006.

As of December 31, 2006, the Company’s debt level required interest and dividends of approximately $104,000 per month. Approximately, $4.9 million of debt instruments mature on or before December 31, 2007. Additionally, the Company’s line of credit expires on December 31, 2007 and $1.5 million of short term notes are currently being extended on a month-to-month basis.

In order to fund these maturities, the Company obtained $4.25 million in new financing in March 2007 and repaid both the Laurus overadvance and the Laurus term note, in full, through a combination of a $3.1 million cash payment and $0.5 million in a warrant to purchase common stock. Additionally, a $0.6 million cash payment was paid to Sands. A final cash payment of $0.4 million and additional common stock and warrants is to be made in the fourth calendar quarter of 2007 to satisfy this obligation in full.

The $4.25 million of new financing was in the form of a promissory note bearing a 10% annual interest rate and a maturity date of August 31, 2007, which will automatically convert to common stock at such time as the Company has authorized shares sufficient to complete the transaction. This is expected to occur in April 2007. As a result, the Company expects to incur approximately $60,000 of interest under this note prior to conversion to equity. Subsequent to this instrument being converted to equity, the Company’s monthly debt service obligation is expected to decline to approximately $68,000 per month, of which $23,000 will continue to be paid in Company common stock and the remaining $45,000 will require monthly interest payments.

The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. . We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of the Notes on a month-to-month basis until the Company raises sufficient funds to pay the Notes in full. Amounts outstanding under the Notes at December 31, 2006 were $1.5 million. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

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

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.  The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.  The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (FIN 48). The Company is currently evaluating the impact that the new standard is expected to have upon its implementation in the first quarter of 2007 but it is not expected to have a material impact on our consolidated financial statements.

In August 2006, the FASB Emerging Issues Task Force Issued EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”. EITF 06-6 addresses the issue of how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied. The Company does not expect this pronouncement to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The Company is required to adopt this statement effective the first quarter of 2008, and is currently evaluating the impact the new standard will have on the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Quantifying Financial Statement Misstatements.” In SAB 108, the Securities and Exchange Commission’s staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 will be effective for the Company as of December 31, 2006; however it is not expected to have a material affect on the Company’s consolidated financial statements.

Note 4 - Mergers and acquisitions

On July 22, 2005, the Company entered into (and simultaneously consummated) a merger agreement with McKnight. In consideration of this merger agreement, the Company paid the following consideration: $500,000 in cash, the commitment to pay an additional $250,000, in cash, by June 2006 (the Company paid Mr. McKnight $125,000 in March 2006 and the balance in June 2006), the issuance of 909,091 shares of the Company common stock, plus the assumption of substantially all of the liabilities of McKnight.

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

The pro forma consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively, set forth below gives effect to the acquisitions of McKnight and ISI as if they occurred on January 1, 2004.

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Revenues	$32,440,262	$32,083,229
Net Income (Loss)	$(4,115,076)	$(22,449,341)
Net Income (Loss) per share	$(0.08)	$(0.48)

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

Note 6 - Property and equipment

Property and equipment consisted of the following:
	December 31,	December 31,
	2006	2005

Computer equipment	$998,339	$998,339
Furniture and fixtures	161,543	161,543
Leasehold improvements	92,459	92,459
	1,252,341	1,252,341
Accumulated depreciation	(987,257)	(834,872)

	$265,084	$417,469

Depreciation and amortization expense related to property and equipment totaled $0.2 million, $0.1 million and $0.1 million for 2006, 2005 and 2004 respectively.

Note 7 - Intangible assets

Intangibles acquired have been assigned as follows:

	December 31,	December 31,	Amortization
	2006	2005	period

Customer contracts	$414,000	$414,000	5 years
Approved vendor status	538,814	538,814	40 months
Customer relationships	685,000	685,000	2.5 years
Tradename	722,000	722,000	Indefinite
Proprietary presentation format	173,000	173,000	3 years
Order backlog	-	50,500	5 months
Proprietary rights and rights to the name of Scosys, Inc.	-	20,000	Indefinite
	2,532,814	2,603,314
Accumulated amortization	(1,265,958)	(740,350)

	$1,266,856	$1,862,964

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

Amortization of
Intangible assets

2007	488,384
2008	56,472
2009	-
Thereafter	-
$544,856

Note 8 - Deferred financing costs

The Company has incurred and capitalized financing costs in connection with financing transactions consummated between 2004 and 2006. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

	December 31, 2006	December 31, 2005

Laurus Master Fund	$110,000	$766,270
Sands Brothers	-	127,039
	$110,000	$893,309
Accumulated amortization	(52,609)	(467,604)
	$57,391	$425,705

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

	December 31, 2006	December 31, 2005	Amortization period

Laurus Master Fund	$-	$2,276,345	36 months
Sands Brothers	1,080,000	1,080,000	12-15 months
Taurus Advisory Group	1,500,000	1,500,000	5 years
	2,580,000	4,856,345
Accumulated amortization	(1,793,921)	(678,917)
	$786,079	$4,177,428

Note 10 - Line of credit

In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”), whereby we had access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line provided for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and matured in three years. We had no obligation to meet financial covenants. This line of credit is secured by substantially all the corporate assets. Laurus had the option to convert amounts outstanding into our common stock at a fixed conversion price of $2.10 per share.

Additionally, in exchange for a $5.0 million secured convertible term note bearing interest at prime rate (as reported in the Wall Street Journal) plus 1%, Laurus had established a $5.0 million account to be used only for acquisition targets identified by us that were approved by Laurus in Laurus’ sole discretion. We had no obligation to meet financial covenants under this note. This note was convertible into our common stock at a fixed conversion price of $2.10 per share. This note was to mature in three years. We issued Laurus a common stock purchase warrant that provided Laurus with the right to purchase 800,000 shares of our common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011. We paid $0.75 million in brokerage and transaction closing related costs. These costs were deducted from the $5.0 million restricted cash balance being provided to us by Laurus.

In May 2005, Laurus elected to convert $1.0 million of debt underlying the minimum borrowing note into the Company’s common stock. As a result of this conversion, the Company obtained $1.0 million of additional borrowing capacity under its revolving line of credit and in return, issued 476,191 shares of Company common stock to Laurus.

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

The Company also amended its line of credit notes to increase the amount of borrowing available to the Company to $6.5 million, based upon eligible accounts receivable. Additionally, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus made a loan to the Company in excess of the amount available using the Company accounts receivable as collateral in the principal amount of $2.7 million. The Company utilized the $2.7 million which was advanced to it by Laurus to acquire McKnight and ISI. Except as noted above, all terms of the August 2004 agreements continued to remain in effect.

On November 30, 2005, the Company (i) amended the convertible term note in the principal amount of $749,000 by reducing the conversion rate of the note from $2.10 to $1.00, (ii) amended the line of credit notes by increasing the principal amount available, based upon eligible accounts receivable, from $6.5 million to $7.5 million and reducing the conversion rate from $2.10 to between $0.65 and $1.00.

On February 1, 2006, the Company restructured its financing with Laurus again by entering into financing agreements with Laurus, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1.0 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10.0 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the “Option”) at an exercise price of $.001 per share. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July 2005) at a 5% premium. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of January 31, 2006) plus 1.0%, with a floor of 5.0%. Payments of principal and interest will be made in equal monthly amounts until maturity of both notes on December 31, 2007

In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the “Formula Amount” (as defined therein). The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s common stock underlying the Option, as well as the shares of the Company’s common stock and the shares of the Company’s common stock underlying the warrants held by Laurus, within 90 days. As of the date of this filing, Laurus owns approximately 2,389,525 shares of the Company’s common stock, options to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $.001 per share, a warrant to purchase 1,785,714 shares of the Company’s common stock at an exercise price of $0.01 per share, and warrants to purchase 400,000 shares of the Company’s common stock at $4.35 per share, 200,000 shares of the Company’s common stock at $4.65 per share and 200,000 shares of the Company’s common stock at $5.25 per share.

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

If we default on the notes and the holder demands all payments due and payable, the cash required to pay such amounts would most likely come out of working capital, which may not be sufficient to repay the amounts due. The default payment shall be 115% of the outstanding principal amount of the note plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable thereunder. In addition, since we rely on our working capital for our day to day operations, such a default on the note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. Further, our obligations under the notes are secured by substantially all of our assets. Failure to fulfill our obligations under the notes and related agreements could lead to loss of these assets, which would be detrimental to our operations.

As of December 31, 2006, approximately $5.8 million was outstanding under the revolving line of credit and Overadvance Letter Agreement. The interest rate on the revolving line and the overadvance letter was 9.25% as of December 31, 2006.

Note 11 - Short Term Notes Payable

In September 2004, the Company issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”) three subordinated secured convertible promissory notes equaling $1.0 million (the “Notes”), each with an annual interest rate of 8% expiring September 22, 2005. The Notes were secured by substantially all corporate assets, but subordinate to Laurus. The Notes were convertible into shares of the Company’s common stock at the election of Sands at any time following the consummation of a convertible debt or equity financing with gross proceeds of $5 million or greater (a “Qualified Financing”). The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants was equal to $2.10 per share. The latest that the Warrants may expire is September 8, 2008.

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued to Sands three new subordinated secured convertible promissory notes equaling $1.080 million, each with an annual interest rate of 12% expiring on January 1, 2007. The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to $2.10 per share. The latest that the Warrants may expire is December 15, 2009.

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

In July 2005, in conjunction with the acquisition of ISI, the Company issued a short term note in the principal amount of $165,000 payable to Adam Hock and Larry Hock, the former principle stockholders of ISI. This note bears interest at 5% per annum and matured on October 28, 2006. Due to a dispute between the Company and the noteholders, as of December 31, 2006, this note has not been repaid.

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 277,777 shares of Company common stock to be $111,111. This relative fair value was amortized to interest expense during 2006. The assumptions used in the relative fair value calculation were as follows: Company stock price on December 19, 2005 of $0.54 per share; exercise price of the warrants of $0.675 per share; three year term; volatility of 162.52%; annual rate of dividends of 0%; and a risk free interest rate of 4.5%.

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

The Company previously restated the consolidated financial statements as of December 31, 2004 to reclassify the Laurus warrants from additional paid in capital to liabilities and interest expense effective September 2004 to reflect that the registration rights agreement into which the Company entered in connection with its issuance of the warrants required the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock”, the Company had allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also required that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Laurus credit facility, Laurus was paid a fee of $749,000, in August 2004, and received a seven-year warrant to purchase up to 800,000 shares of the Company’s common stock at prices ranging from $4.35 to $5.25 per share. The warrant, which is exercisable immediately, was valued at $2,394,000 using a Black-Scholes option pricing model. The value of the warrant and the fees paid to Laurus were recorded as a discount to the note and were being amortized over the term of the loan using the effective interest method.

The Company has previously restated the December 31, 2005 consolidated financial statements and, as part of this restatement, the July 2005 amendment to the note was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, the unamortized discounts, of the warrants and the compound embedded derivatives, aggregating $4,954,482 and the fair value of the 333,333 options to purchase Company common stock issued in connection with the amendment, amounting to approximately $772,000, were included in the Company’s determination of the debt extinguishment recorded in the third quarter of fiscal year 2005. The $244,000 aggregate gain from these transactions accounted for as an early extinguishment of debt included in other income (expense) for the year ended December 31, 2005.

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

The Laurus agreements were amended again in February 2006 and this amendment was treated as an early extinguishment of debt by the Company. The unamortized discounts aggregating $2,084,000 and the fair value of the warrant and embedded derivative liability amounting to $2,433,000 were included in the Company’s determination of the debt extinguishment recorded in the first quarter of fiscal 2006. The aggregate gain of $349,000 from these transactions was accounted for as an extinguishment of debt and is included in other expenses for the year ended December 31, 2006.

The Company determined the fair value of the warrants as of the following issuance dates:

As of December 31, 2004, the Company used the Black-Scholes option-pricing model with the following assumptions: an expected life of 6.62 years; an underlying stock price of $3.67 per share; no dividends; a risk free rate of 3.94% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2004 equaled $2,781,000. The change in fair value of the warrants resulted in an amount of $387,000 and included as part of financial instruments for the year ended December 31, 2004.

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

The Company performed the Black-Scholes calculation as of February 1, 2006 to revalue the warrants just prior to the debt amendment which has been accounted for as an early extinguishment of debt. In using this model, the Company used an expected life of 5.54 years; an underlying stock price of $0.70 per share; no dividends; a risk free rate of 4.51%; and a volatility of 150.0%. The resulting aggregate allocated value of the warrants as of February 1, 2006 equaled $468,496. Since all convertible features included in the previous Laurus transactions were removed during the February 1, 2006 amendment, subsequent to the amendment, the warrants no longer met the requirements for accounting treatment under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock”. As a result, the Company reclassified the fair value of the warrants, $703,567, from the financial instrument liability account to additional paid in capital.

Using a probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability was computed at $4,519,000 and $1,267,500 at December 31, 2004 and December 31, 2005, respectively. Due to the early extinguishment of the debt in February 2006, there was no accounting derivative accounting required subsequent to that date. The model replicated the economics of the notes and applied different events based on various conditions likely to occur over the life of the note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the convertible notes.

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

The Company previously restated the consolidated financial statements as of December 31, 2004 to reclassify the Sands warrants from additional paid in capital to liabilities and interest expense effective September 2004 to reflect the registration rights agreement into which the Company entered in connection with its issuance of the warrants. This registration rights agreement requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” the Company revalued the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Sands transaction, in September 2004, Sands received a three-year warrant to purchase up to 400,000 shares of the Company’s common stock at $2.10 per share. The warrant, which is exercisable immediately, was valued at $1,742,000 using a Black-Scholes option pricing model. The value of the warrant was recorded as a discount to the note and was amortized over the one year term of the loan using the effective interest method.

The Company determined the fair value of the warrants as of the following issuance dates:

As of December 31, 2004, the Company used the Black-Scholes option-pricing model with the following assumptions: expected life of 3.00 years; an underlying stock price of $3.67 per share; no dividends; a risk free rate of 3.25% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2004 equaled $1,788,000. The change in fair value of the warrants was $46,000 and was included as a component of financial instruments for the year ended December 31, 2004.

For the year ended December 31, 2005, the Company performed the Black-Scholes calculation to revalue the September 2004 warrants as of that date. In using this model, the Company used an expected life of 2.69 years; an underlying stock price of $0.53 per share; no dividends; a risk free rate of 4.37% and volatility of 150.0%. The resulting aggregate allocated value of the warrants as of December 31, 2005 equaled $142,000. The change in fair value of the warrants resulted in a decrease of the liability of ($1,646,000) and is included as a component of financial instruments for the year ended December 31, 2005.

For the year ended December 31, 2005, the Company performed the Black-Scholes calculation to revalue the September 2005 warrants as of that date.  In using this model, the Company used an expected life of 3.00 years; an underlying stock price of $0.53 per share, no dividends; a risk free rate of 4.37% and a volatility of 150.0%.  The resulting aggregate allocated value of warrants as of December 31, 2005 equaled $190,000.

For the year ended December 31, 2006, the Company performed the Black-Scholes calculation to revalue the warrants issued in September 2004 as of that date. In using this model, the Company used an expected life of 1.69 years; an underlying stock price of $0.34 per share; no dividends; a risk free rate of 4.82% and volatility of 97.0%. The resulting aggregate allocated value of the warrants as of December 31, 2006 equaled $19,000. The change in fair value of the warrants resulted in a decrease of the liability of ($122,000) and is included as a component of financial instruments for the year ended December 31, 2006.

Additionally, for the year ended December 31, 2006, the Company performed the Black-Scholes calculation to revalue the warrants issued in September 2005 as of that date. In using this model, the Company used an expected life of 2.49 years; an underlying stock price of $0.34 per share; no dividends; a risk free rate of 4.72% and volatility of 100.0%. The resulting aggregate allocated value of the warrants as of December 31, 2006 equaled $33,000. The change in fair value of the warrants resulted in a decrease of the liability of ($158,000) and is included as a component of financial instruments for the year ended December 31, 2006.

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

Using a probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability was computed at $1,428,000 at December 31, 2004. The note matured on September 22, 2005 and a new note was executed with Sands. Using the probability-weighted discounted cash flow model, the fair value of the Compound Embedded Derivative Liability was computed at $889,000 and $0 at December 31, 2005 and 2006, respectively. The model replicated the economics of the notes and applied different events based on various conditions likely to occur over the life of the note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the Convertible Notes.

Probability-Weighted Expected Cash Flow Methodology

	Liability as of December 31,
	2006	2005	2004
Assumption:

Risk-free interest rate	4.72%	4.41%	3.25%
Prime rate - increasing .25% each quarter	8.25%	7.25%	5.25%
Registration default - increasing 1% monthly up to 5%	0%	0%	0%
Default status - increasing .25% monthly	5%	5%	5%
Alternative financing available - increasing 5% monthly up to 25%	0%	0%	0%
Trading volume, gross 22 day volume	309,104	541,800	363,610
Monthly increase		1%	2%
Annual growth rate of stock price	31.715%	31.485%	31.725%
Future projected volatility	150%	150%	150%
Reset provisions occurring	50%	50%	40%
Weighted average conversion reset price	-	1.098	1.52

Note 13 - Long Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2006	2005

Secured convertible term note with a maturity date of August 16, 2007 unless converted into common stock at the note holder's option. The initial conversion price is $2.10 per share, however, was reduced to $1.00 per share on November 30, 2005. Interest accrues at a rate of prime plus one percent. As of December 31, 2005, the interest rate on this note was 8.25%. See note 10 - Line of credit for further description of this transaction.	$-	$651,305

Secured non-convertible term note with a maturity date of December 31, 2007. Interest accrues at a rate of prime plus one percent. As of December 31, 2006, the interest rate on this note was 9.25%. See note 10 - Line of credit for further description of this transaction.	545,454	-

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
	2,000,000	2,000,000

Senior subordinated secured convertible promissory note with a maturity date of January 1, 2007 unless converted into common stock at the note holder's option. Interest accrues at 12% per annum. A warrant to purchase 400,000 shares of Company common stock was also issued. The exercise price of the warrant is $2.10 per share and the warrant expires on December 15, 2009.	-	1,080,000

Notes payable under capital lease obligations payable to various finance companies for equipment at varying rates of interest, ranging from 18% to 33% as of December 31, 2005, and have maturity dates through 2008.	44,051	148,393
	2,589,505	3,879,698

Relative fair values, at issuance, ascribed to warrants associated with the above debt agreements. This amount is being accreted to the debt instrument over the term of the related debt agreements, which range from three to five years.	(241,666)	(341,662)

Subtotal	2,347,839	3,538,036

Less: Current portion of long-term debt, including obligations under capital leases of $33,231 and current portion of long term debt of $545,454 as of December 31, 2006 and current portion of capital leases of $104,342 and current portion of long term debt of $390,780 as of December 31, 2005.	(578,685)	(495,122)

	$1,769,154	$3,042,914

Future annual payments of long-term debt is as follows:

Years Ending
2006	$-	$495,122
2007	578,685	1,373,756
2008	10,820	10,820
2009	2,000,000	2,000,000

	$2,589,505	$3,879,698
Obligations under Capital Leases

The Company has entered into various capital leases that are collateralized by computer equipment and a trade show booth with an original cost of approximately $100,000.

The following schedule lists future minimum lease payments under the capital leases with their present value as of December 31, 2006:
	December 31, 2006		December 31, 2005

2006	$		$122,125
2007		37,451	37,451
2008		11,523	11,523

		48,974	171,099
Less: Amount representing interest		(4,923)	(22,706)

		$44,051	$148,393

During 2006, 2005 and 2004, the Company recorded depreciation expense related to equipment under capital leases of approximately $0, $0.1 million and $0.1 million, respectively.

In June 2004, the Company issued a five-year $2.0 million unsecured convertible line of credit note. The note accrues at an annual interest rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.58 per share. In addition, such investor received a warrant to purchase 277,778 shares of our common stock at an exercise price of $1.58 per share. This warrant expires in June 2009. This note also contains beneficial conversion features, and as a result, we recorded a beneficial conversion charge of $1.5 million which is being amortized into income over the life of the debt instrument. Additionally, using the Black-Scholes option pricing model, we determined the fair value of the warrant to be $0.5 million. The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes option pricing model and the following assumptions: contractual term of five years, an average risk free interest rate of 1.33%, a dividend yield of 0%, and volatility of 138.62%. The relative fair value attributed to the warrant issued is amortized over the note’s maturity period (60 months) as interest expense.

Note 14 - Income Taxes

The Company provides for federal and state income taxes in accordance with current rates applied to accounting income before taxes. The provision for income taxes is as follows:

Years ended December 31,
	2006	2005

Current - Federal	$-	$-
Current - State	-	-
Deferred - Federal	-	-
Deferred - State	-	-
	$-	$-

The Company’s provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

The Company has $25.8 million of net operating loss carry-forwards for both federal and state purposes expiring between 2023 and 2026.

	December 31,
	2006	2005

Net operating losses	$10,321,000	$8,661,000
Accounts receivable	82,000	195,000
Property and equipment	38,000	(1,000)
Accounts payable and accrued expenses	15,000	(3,000)
Debt	(56,000)	(26,000)
Goodwill	199,000	268,000
Intangible assets	(392,000)	(592,000)
Stock based compensation	1,821,000	604,000
	12,028,000	9,106,000
Valuation allowance	(12,391,400)	(9,469,400)
	$(363,400)	$(363,400)

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $12,391,400 and $9,469,400 for the years ended December 31, 2006 and 2005, respectively, representing a current year change in the valuation allowance of ($2,922,000). This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

Income taxes computed at the federal statutory rate differ from the amounts provided as follows:

	For the year ended December 31,
	2006	2005

Provision for Federal taxes at statutory rate (34%)	(34.0%)	(34.0%)
State taxes, net of Federal benefit	(4.6%)	(4.0%)
Permanent difference due to non-deductible items	1.6%	11.1%
Incentive stock option compensation	4.9%	-%
Goodwill impairment	1.2%	-%
Valuation allowance applied against income tax benefit	30.9%	26.9%

Income tax provision	0.0%	0.0%

Note 15 - Common Stock

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

On December 29, 2006, the Company entered into a Stock Purchase Agreement with certain investors, pursuant to which the Company issued 3,000,000 shares of the Company's common stock, $0.001 par value, and the Company received proceeds of $750,000. Pursuant to the Stock Purchase Agreement, the Investors were also granted a warrant to purchase 1,500,000 shares of the Company's common stock, exercisable at a price of $0.30 per share (subject to adjustment). The warrant is exercisable for a period of five years.

Note 16 - Preferred Stocks

In February 2006, we entered into a Securities Purchase Agreement with investors represented by Taurus, pursuant to which we issued 19,000 shares of our newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). Each share of Series A Preferred has a stated value of $100.00. We received proceeds of $1,900,000. The Series A Preferred has a cumulative annual dividend equal to five percent (5%), which is payable semi-annually  in cash or common stock, at our election, and is convertible into shares of the Company’s common stock at any time at a price equal to $0.50 per share (subject to adjustment). In addition, the Series A Preferred has no voting rights, but has liquidation preferences and certain other privileges. All shares of Series A Preferred not previously converted shall be redeemed by the Company, in cash or common stock, at the election of the Taurus investors, on February 1, 2011. Pursuant to the Securities Purchase Agreement, the Taurus investors were also granted a warrant to purchase 1,900,000 shares of our common stock exercisable at a price of $0.60 per share (subject to adjustment), exercisable for a period of five years.

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

In August 2006, we entered into a Stock Purchase Agreement with an investor represented by Taurus, pursuant to which we issued 20,000 shares of our newly created Series B Convertible Preferred Stock, $.001 par value (the “Series B Preferred”). Each share of Series B Preferred has a stated value of $100.00. We received proceeds of $2,000,000. The Series B Preferred has a cumulative annual dividend equal to the Prime Rate plus one percent (1%), which is payable monthly in cash or common stock, at our election, and is convertible into shares of our common stock at any time at a price equal to the lower of (1) $0.85 or (2) the average daily volume weighted market price for the five consecutive trading days immediately prior to the date for which such price is determined, with a minimum price of $0.50. In addition, the Series B Preferred has no voting rights, but has liquidation preferences and certain other privileges. Pursuant to the Stock Purchase Agreement, warrants to purchase 1,276,471 shares of our common stock were issued, exercisable at a price of $0.94 per share (subject to adjustment), and exercisable for a period of five years.

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

Note 17 - Treasury Stock

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

In December 2006, the Company sold 3,000,000 shares of its common stock to an investor for $750,000. Treasury shares were re-issued during this transaction and a charge to retained earnings was recorded for the difference between the $0.475 per share acquisition cost and the $0.25 per share price at which the shares were re-issued.

Note 18 - Common Stock Warrants

On June 7, 2004, the Company granted a warrant to purchase 277,778 shares of the Company’s common stock to the Taurus Advisory Group LLC in connection with the issuance of an unsecured convertible line of credit note at an exercise price of $1.575 per share and an expiration date of June 7, 2009. See Note 13 for further discussion regarding this transaction.

On August 16, 2004, the Company granted a warrant to purchase an aggregate of 800,000 shares of the Company’s common stock to Laurus Master Fund, Ltd. in connection with a secured convertible term note, a secured revolving note, and a secured convertible minimum borrowing note. The first 400,000 shares acquired under the warrant have an exercise price of $4.35 per share, the next 200,000 shares acquired have an exercise price of $4.65 per share, and the final 200,000 shares have an exercise price of $5.25 per share. The expiration date of the warrant is August 15, 2011. See Note 10 for further discussion of this transaction.

On September 22, 2004, the Company granted a warrant to purchase an aggregate of 400,000 shares of the Company’s common stock to three affiliates of Sands Brothers Venture Capital. Sands Brothers Venture Capital III LLC received a warrant to purchase 340,000 shares of Company common stock, Sands Brothers Venture Capital LLC received a warrant to purchase 20,000 shares of Company common stock, and Sands Brothers Venture Capital IV LLC received a warrant to purchase 40,000 shares of Company common stock. Each warrant provides for an exercise price equal to $2.10 per share. The warrants expire on September 7, 2008. See Note 11 for further discussion of this transaction.

On September 22, 2005, the Company granted a warrant to purchase an aggregate of 400,000 shares of the Company’s common stock to three affiliates of Sands Brothers Venture Capital. Sands Brothers Venture Capital III LLC received a warrant to purchase 340,000 shares of Company common stock, Sands Brothers Venture Capital LLC received a warrant to purchase 20,000 shares of Company common stock, and Sands Brothers Venture Capital IV LLC received a warrant to purchase 40,000 shares of Company common stock. Each warrant provides for an exercise price equal to $2.10 per share. The warrants expire on December 15, 2009. See Note 11 for further discussion of the transaction.

On December 19, 2005, the Company granted a warrant to purchase an aggregate of 277,777 shares of the Company’s common stock to Taurus Advisory Group, LLC. The warrant has an exercise price of $0.675 per share. The warrant expires December 18, 2008. See Note 11 for further discussion of this transaction. Additionally, on February 1, 2006, the Company granted a warrant to purchase an aggregate of 277,777 shares of the Company’s common stock to Taurus Advisory Group, LLC in consideration for granting the Company an extension on the maturity of the note. The warrant has an exercise price of $0.75 per share and expires on January 31, 2009. On March 1, 2006, the Company granted a warrant to purchase an aggregate of 554,000 shares of the Company’s common stock to Taurus Advisory Group, LLC in consideration for granting the Company a further extension of the maturity date of the note. The warrant has an exercise price of $1.30 per share and expires on February 28, 2009.

On February 2, 2006, the Company granted a warrant to purchase an aggregate of 1,900,000 shares of the Company’s common stock to Taurus Advisory Group, LLC in connection with the sale of 19,000 shares of the Company’s Series A preferred stock. The warrant has an exercise price of $0.60 per share and expires on January 30, 2011. See Note 16 for further discussion of this transaction.

In August 2006, in connection with the sale of Series B preferred stock, warrants to purchase 1,276,471 shares of our common stock were issued exercisable at a price of $0.94 per share (subject to adjustment), and expiring on August 10, 2011. See Note 16 for further discussion of this transaction.

In December 2006, the Company issued a warrant to purchase 1,500,000 shares of the Company’s common stock to TAG Virgin Islands, Inc. investors. The warrant is exercisable at a price of $0.30 per share and expires on December 28, 2011. See Note 15 for further discussion of this transaction.

Note 19 - Stock Based Compensation

The 2003 Incentive Plan (“2003 Plan”) authorizes the issuance of up to 10,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant.

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during 2005 or 2004.

The following summarizes the stock option transactions under the 2003 Plan during 2006:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2005	4,883,114	$1.43
Options granted	4,570,000	0.38
Options exercised	(40,100)	1.23
Options canceled	(2,576,899)	1.21
Options outstanding at December 31, 2006	6,836,115	$1.21

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2006:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.250	2,630,000	$0.250	9.8	50,000	$0.250
$0.30-0.70	1,455,000	0.490	9.6	1,001,666	0.450
$0.825-0.830	1,738,785	0.830	8.1	812,097	0.830
$2.475-3.45	1,012,330	2.720	7.3	741,529	2.700
	6,836,115			2,605,292

On October 18, 2004, options to purchase 593,399 shares of our common stock were granted to several employees below fair market value at an exercise price of $0.825 per share, when the fair market value on date of grant was $3.15. These options are non-qualified stock options, were immediately vested, and expire ten years from the date of grant. As a result of this issuance of stock options at a price below fair market value on the date of grant, the Company recorded a stock-based compensation charge of approximately $1,380,000 during 2004.

 Note 20 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

Basic and diluted loss per share were determined as follows:

	For the years ended December 31,
	2006	2005	2004

Loss from continuing operations (A)	$(11,661,778)	$(4,014,302)	$(22,697,298)
Income (loss) from discontinued operations (B)	$2,050,000	$(1,103,971)	$(12,650,908)
Net loss (C)	$(9,611,778)	$(5,118,273)	$(35,348,206)
Net loss attributable to common stockholders	$(10,204,128)	$(5,118,273)	$(35,348,206)
Weighted average common shares used to compute income (loss) per common share
(D)	51,792,504	52,919,340	46,548,065
Common stock and common stock equivalents (E)	51,792,504	52,919,340	46,548,065

Basic income (loss) per common share:
From continuing operations (A/D)	$(0.23)	$(0.08)	$(0.49)
From discontinued operations (B/D)	$0.04	$(0.02)	$(0.27)
Net loss per common share (C/D)	$(0.19)	$(0.10)	$(0.76)
Net loss attributable to common stockholders	$(0.20)	$(0.10)	$(0.76)

Diluted income (loss) per common share:
From continuing operations (A/E)	$(0.23)	$(0.08)	$(0.49)
From discontinued operations (B/E)	$0.04	$(0.02)	$(0.27)
Net loss per common share (C/E)	$(0.19)	$(0.10)	$(0.76)
Net loss attributable to common stockholders	$(0.20)	$(0.10)	$(0.76)

For the years ended December 31, 2006, 2005, and 2004, 6,836,115 shares, 4,883,114 shares, and 2,751,063 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 1,477,778 warrants which were issued during 2004, 677,777 warrants which were issued during 2005, and 5,508,248 warrants which were issued in 2006 were excluded from the calculation of diluted loss per share for the years ended December 31, 2006, 2005 and 2004, as appropriate, because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 1,269,841 shares of common stock underlying the $2,000,000 convertible line of credit note to Taurus, 591,429 shares of common stock underlying the convertible promissory note to Sands, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and 1,500,000 options outstanding to Laurus.

Note 21 - Major Customers

During 2006, the Company had sales to three major customers, Sapphire Technologies (17.6%) Comsys (9.7%), and LEC, a related party (9.7%), which totaled approximately $9,470,000. Amounts due from these customers included in accounts receivable were approximately $1,764,000 at December 31, 2006. Sapphire Technologies, Comsys, and LEC accounted for approximately 28.2%, 4.2%, and 7.5% of the Company’s accounts receivable balance, respectively.

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

Note 22 - Employee Benefit Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Although the plan does not require a matching contribution by the Company, the Company may make a contribution. The Company’s contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were approximately $97,000, $81,000 and $44,000, respectively.

Note 23 - Commitments and Contingencies

Legal Proceedings

On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company’s failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company’s failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. On September 30, 2005, the Company filed its answer to complaint and third-party complaint against Scorpio Systems, alleging that Mr. Bhupatiraju embarked on a scheme to circumvent his contractual obligations under the asset purchase agreement, his non-compete agreement with the Company, and in violation of his duties of loyalty and fidelity to his employer (the Company) via Scorpio Systems, among other things Notwithstanding Mr. Bhupatiraju’s contractual obligations, the Company alleges that he sold the assets of Scosys while at the same time operating and/or owning a competing business, Scorpio Systems. The case was dismissed with prejudice in favor of CSI on December 4, 2006, and the Company is presently considering whether to continue its countersuit.

In July 2005, in conjunction with the acquisition of ISI, the Company issued a subordinated promissory note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principal stockholders of ISI. This note, along with $35,000 cash, was to be held in escrow for 15 months. This note matured on October 28, 2006. Pursuant to the indemnification provisions of the merger agreement among the Company and the Hocks, the $200,000 was to be held in escrow to cover any liabilities by any failure of any representation or warranty of ISI or the Hocks to be true and correct at or before the closing, and any act, omission or conduct of ISI and the Hocks prior to the closing, whether asserted or claimed prior to, or at or after, the closing. After the note matured, the Hocks requested the entire $200,000 from the Company, while the Company, after offsetting certain undisclosed liabilities, responded that the entire amount owed is significantly less. The Hocks then filed a lawsuit in the State of Florida on December 22, 2006 for recovery of the entire $200,000. On March 1, 2007, a circuit court in Hillsborough County, Florida denied the Company’s motion to dismiss the lawsuit for lack of jurisdiction without explanation to its ruling. The Company is appealing this decision. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action and is presently considering a countersuit.

On March 21, 2007, we filed a lawsuit in the Superior Court of New Jersey against our former employees, Timothy Furey and Craig Cordasco.  We are alleging that Messrs. Furey and Cordasco misappropriated confidential information, broke their outstanding contractual obligations to us, unfairly competed, and tortuously interfered with economic gain.  We are seeking injunctive relief and monetary damages.

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

Robert C. DeLeeuw, Senior Vice President and President of our wholly owned subsidiary, DeLeeuw Associates, LLC, agreed to a three-year employment agreement dated as of February 27, 2004. The agreement provides for an annual salary to Mr. DeLeeuw of $350,000 and an annual bonus to be awarded by the Compensation Committee. The agreement also provides for health, life and disability insurance. In the event that Mr. DeLeeuw’s employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) one year's base salary or (2) the period from the date of termination through the expiration date. Mr. DeLeeuw’s contract was terminated as of December 31, 2006.

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

The Company also leases office space at 11 Penn Plaza, New York, NY 10001. The monthly lease payment is approximately $5,000 per month. The current lease expiration date is March 31, 2006, however, this has been extended until March 31, 2007. The monthly lease payment during the lease extension period is approximately $4,300 per month. The Company has provided notification to the landlord that this lease will not be extended subsequent to its March 31, 2007 expiration.

Rent expense, including automobile rentals, totaled approximately $489,000, $461,000 and $420,000 in 2006, 2005 and 2004, respectively.

The Company is committed under several operating leases for automobiles that expire during 2007.

Future minimum lease payments due under all operating lease agreements as of December 31, 2006 are as follows:

Years Ending December 31	Office	Automobiles	Total

2007	$330,026	$17,161	$347,187
2008	247,384	-	247,384
2009	248,621	-	248,621
2010	230,741	-	230,741
2011	-	-	-
Thereafter	-	-	-
	$1,056,772	$17,161	$1,073,933

Note 24 - Related Party Transactions

In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the years ended December 31, 2006, 2005 and 2004, the Company invoiced LEC $2,478,342, $3,731,198 and $3,837,065, respectively, for the services of consultants subcontracted to LEC by the Company. As of December 31, 2006, 2005 and 2004, the Company had accounts receivable due from LEC of approximately $330,000, $570,000 and $781,000, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

On November 8, 2004, Mr. Peipert entered into a stock purchase agreement with a private investor, CMKX-treme, Inc.  Pursuant to the agreement, CMKX-treme, Inc. agreed to purchase 377,778 shares of common stock for a purchase price of $500,000.  As of June 9, 2005, CMKX-treme, Inc. remitted final payment for the shares.

On November 10, 2004, the Company and Dr. Michael Mitchell, the former President, Chief Executive Officer and sole director of LCS, executed a one-year consulting agreement whereby Dr. Mitchell would perform certain consulting services on behalf of the Company. Dr. Mitchell was to receive an aggregate amount of $250,000 as compensation for services provided to the Company. During 2004 and 2005, an aggregate amount of $225,000 was paid to Dr. Mitchell for services provided under this consulting agreement.

As of December 31, 2006, 2005, and 2004, Mr. Newman’s outstanding loan balance to the Company was $0, $900,000, and $200,000, respectively, and Mr. Peipert’s outstanding loan balance to the Company was $111,000, $900,000, and $125,000, respectively. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 8% per annum, and each has a term expiring on April 30, 2007.

Note 25 - Subsequent Events

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued Amended and Restated Senior Subordinated Convertible Promissory Notes to Sands Brothers Venture Capital LLC, to Sands Brothers Venture Capital III LLC, and to Sands Brothers Venture Capital IV LLC (the "Notes") equaling $1.080 million in the aggregate, each with an annual interest rate of 12% expiring on January 1, 2007. Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC, in exchange for an extension fee of $15,000, agreed to extend the Maturity Date to February 1, 2007 and then, upon maturity and in exchange for a $150,000 payment to be applied against the principal balance outstanding on the Notes, agreed to extend the maturity date to March 1, 2007. All other terms of the Notes remain in full force and effect. On March 1, 2007, the Company, and each of Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, the "Funds"), have agreed that the Company will pay the Funds $900,000 cash during 2007, as well as issue shares of Common Stock and warrants to purchase Common Stock as final payment to satisfy the Sands Notes in full. The Company made its first two cash payments totaling $500,000 on March 7, 2007.

On February 1, 2007, the Company issued a 10% Unsecured Promissory Note (the “Note”) to an investor represented by TAG Virgin Islands, Inc., for $705,883. The Note matured on March 1, 2007. This Note was retired and included as part of the March 1, 2007, 10% Note in the principal amount of $4,000,000.

On March 1, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. (the "Investor") for $4,000,000. The Note will automatically convert into 13,333,333 shares of the Company's common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007 (the "Information Statement"). The Investor was also granted a warrant (the "Warrant") to purchase 13,333,333 shares of the Common Stock, exercisable at a price of $0.33 per share (subject to adjustment). The Warrant is exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of Common Stock underlying the Note and the Warrant. Such registration rights are more fully set forth in the Registration Rights Agreement. . The note was subsequently amended in March 2007 to $4.25 million and the number of shares of common stock that the note will convert into was increased to 14,166,667 shares of our common stock. Additionally, the warrant was also amended to entitled the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment). The warrant is exercisable for a period of five years.

The Information Statement relates to a stockholder action which has been approved by written consent of stockholders of the Company who hold approximately 56% (in excess of a majority) of the voting power of the Common Stock. Such stockholder action has approved: (i) a Certificate of Amendment to the Certificate of Incorporation of the Company (the "Certificate of Amendment") pursuant to which the authorized Common Stock of the Company under the Certificate of Incorporation, as amended, will be increased from 100,000,000 shares up to 200,000,000 shares of such Common Stock, to be effective as of the filing of the Certificate of Amendment with the Delaware Secretary of State, and (ii) as required by the rules of the American Stock Exchange, the issuance of the Note that, upon exercise and conversion thereof, would result in the issuance in an aggregate amount greater than 20% of our outstanding shares of Common Stock. In accordance with Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the stockholder action is expected to become effective twenty (20) calendar days following the mailing of the Information Statement, or as soon thereafter as is reasonably practicable.

Pursuant to the Overadvance Side Letter (the "Letter") dated as of February 1, 2006 among the Company, its subsidiaries and Laurus. The Company was to pay Laurus approximately $258,424 per month, starting February 1, 2007, until the aggregate principal amount of $3,101,084 is paid in full (the Company made the first two payments in February 2007). The Company and Laurus have agreed that the Company will pay to Laurus $2,084,237 and issue a warrant to purchase 1,785,714 shares of Common Stock at an exercise price of $0.01 as final payment to satisfy the Letter in full. This agreement is reflected in the Omnibus Amendment and Waiver No. 2 among the Company, CSI Sub Corp. (DE), DeLeeuw Associates, Inc. and Laurus, as well as an Amended and Restated Registration Rights Agreement. Additionally, the Company, CSI Sub Corp. (DE), DeLeeuw Associates, Inc. and Laurus entered into that certain Assumption, Adoption and Consent Agreement, detailing an agreement among the parties related to the Company's corporate consolidation. Finally, on March 7, 2007, the Company satisfied the outstanding amount on that certain Secured Non-Convertible Term Note, issued to Laurus on February 1, 2006, with a cash payment to Laurus of $409,722.

On January 29, 2007, the Company announced that it received notice from the Staff of the American Stock Exchange indicating that the Company no longer complies with the Exchange's continued listing standards due to the Company's inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the Exchange. The Company received notice on June 29, 2006, from the Staff indicating that the Company was below certain of the Exchange's continued listing standards. The Company was afforded the opportunity to submit a plan of compliance to the Exchange; and on July 31, 2006, the Company presented its plan to the Exchange. On September 26, 2006, the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension until December 28, 2007, to regain compliance with the continued listing standards.

The Company has filed an appeal of this determination and has a hearing before a committee of AMEX planned for April 2007. Once filed, the appeal automatically stays the delisting of the Company's common stock pending a hearing date and the Exchange's decision. The time and place of such a hearing will be determined by the Exchange. There can be no assurance that the Company's request for continued listing will be granted. If the committee does not grant the relief sought by the Company, its securities will be delisted from the Exchange and may continue to be quoted on the OTC Bulletin Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2007

/s/ Scott Newman
Scott Newman
President, Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Newman Scott Newman	President, Chief Executive Officer and Chairman	March 30, 2007

/s/ William Hendry William Hendry	Vice President, Chief Financial Officer and Treasurer	March 30, 2007

/s/ Glenn Peipert Glenn Peipert	Executive Vice President, Chief Operating Officer and Director	March 30, 2007

/s/ Lawrence K. Reisman Lawrence K. Reisman	Director	March 30, 2007

/s/ Thomas Pear Thomas Pear	Director	March 30, 2007

/s/ Frederick Lester Frederick Lester	Director	March 30, 2007