Form 10-Q
period 2007-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2007-05-11
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  _________ to_________

Commission File Number: 001-32623

CONVERSION SERVICES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0101495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Eagle Rock Avenue, East Hanover, New Jersey	07936
(Address of principal executive offices)	(Zip Code)

(973) 560-9400
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                     Accelerated filer   ☐                     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Common Stock, $0.001 par value per share	58,060,520 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three months ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$108,279	$668,006
Accounts receivable, net of allowance for doubtful accounts of $363,808 and $279,422 as of March 31, 2007 and December 31, 2006, respectively	3,169,295	3,912,000
Accounts receivable from related parties, net of allowance for doubtful accounts of $5,219 and $8,972 as of March 31, 2007 and December 31, 2006, respectively	362,136	330,006
Prepaid expenses	164,814	132,087
TOTAL CURRENT ASSETS	3,804,524	5,042,099

PROPERTY AND EQUIPMENT, at cost, net	232,708	265,084

OTHER ASSETS
Goodwill	6,826,705	6,826,705
Intangible assets, net of accumulated amortization of $1,409,985 and $1,265,958 as of March 31, 2007 and December 31, 2006, respectively	1,122,829	1,266,856
Deferred financing costs, net of accumulated amortization of $66,956 and $52,609 as of March 31, 2007 and December 31, 2006, respectively	43,044	57,391
Discount on debt issued, net of accumulated amortization of $1,895,795 and $1,793,921 as of March 31, 2007 and December 31, 2006, respectively	684,206	786,079
Equity investments	98,069	176,152
Other assets	160,446	110,445
	8,935,299	9,223,628

Total Assets	$12,972,531	$14,530,811

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit; (Note 4)	$1,610,851	$5,795,552
Current portion of long-term debt	22,608	578,685
Accounts payable and accrued expenses	2,321,418	2,009,729
Short term notes payable; (Note 5)	3,347,691	2,745,000
Deferred revenue	354,917	74,450
Related party note payable; (Note 10)	80,418	110,831
TOTAL CURRENT LIABILITIES	7,737,903	11,314,247

LONG-TERM DEBT, net of current portion	1,789,200	1,769,154
DEFERRED TAXES	363,400	363,400
Total Liabilities	9,890,503	13,446,801

SERIES A CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value, 20,000,000 shares of preferred stock authorized; 19,000 shares of Series A issued and outstanding at March 31, 2007 and December 31, 2006, respectively	443,333	348,333

SERIES B CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value, 20,000,000 shares of preferred stock authorized; 20,000 shares of Series B issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,300,845	1,248,806

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized;
58,060,520 and 57,625,535 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	58,061	57,625

Additional paid in capital	55,330,101	50,829,255
Treasury stock, at cost, 1,145,382 shares in treasury as of March 31, 2007 and December 31, 2006, respectively	(423,869)	(423,869)
Accumulated deficit	(53,626,443)	(50,976,140)
Total Stockholders' Equity (Deficit)	1,337,850	(513,129)

Total Liabilities and Stockholders' Equity (Deficit)	$12,972,531	$14,530,811

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2007	2006
REVENUE
Services	$4,825,721	$6,090,922
Related party services	569,131	585,264
Reimbursable expenses	253,086	163,696
	5,647,938	6,839,882
COST OF REVENUE
Services (inclusive of stock based compensation of $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively).	3,685,480	4,665,578
Related party services	537,698	554,096
Consultant expenses	250,519	176,280
	4,473,697	5,395,954
GROSS PROFIT	1,174,241	1,443,928

OPERATING EXPENSES
Selling and marketing (inclusive of stock based compensation of zero and $0.1 million for the three months ended March 31, 2007 and 2006, respectively).	860,315	1,183,247
General and administrative (inclusive of stock based compensation of ($0.1) million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively).	1,300,703	1,483,404
Lease impairment	210,765	-
Depreciation and amortization	190,750	214,350
	2,562,533	2,881,001
LOSS FROM OPERATIONS	(1,388,292)	(1,437,073)

OTHER INCOME (EXPENSE)
Equity in earnings (loss) from investments	(2,513)	3,101
Gain (loss) on financial instruments	19,329	(2,215,699)
Loss on early extinguishment of debt	(288,060)	(2,311,479)
Interest expense, net	(990,767)	(915,048)
	(1,262,011)	(5,439,125)
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,650,303)	(6,876,198)
INCOME TAXES	-	-
NET LOSS FROM CONTINUING OPERATIONS	(2,650,303)	(6,876,198)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	2,050,000
	-	2,050,000
NET LOSS	(2,650,303)	(4,826,198)
Accretion of issuance costs associated with convertible preferred stock	(147,038)	(63,333)
Dividends on convertible preferred stock	(67,846)	(15,833)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,865,187)	$(4,905,364)

Basic net loss per common share from continuing operations	$(0.05)	$(0.13)
Basic net income per common share from discontinued operations	$-	$0.04
Basic net loss per common share	$(0.05)	$(0.09)
Basic net loss per common share attributable to common stockholders	$(0.05)	$(0.09)

Diluted net loss per common share from continuing operations	$(0.05)	$(0.13)
Diluted net income per common share from discontinued operations	$-	$0.04
Diluted net loss per common share	$(0.05)	$(0.09)
Diluted net loss per common share attributable to common stockholders	$(0.05)	$(0.09)

Weighted average shares used to compute net income (loss) per common share:
Basic	56,600,982	51,658,897
Diluted	56,600,982	51,658,897

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,650,303)	$(4,826,198)
Net income from discontinued operations	-	2,050,000
Net loss from continuing operations	$(2,650,303)	$(6,876,198)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	32,376	39,473
Amortizaton of intangible assets	144,027	144,027
Amortization of debt discounts	101,873	349,939
Amortization of relative fair value of warrants issued	662,500	284,011
Amortization of deferred financing costs	14,347	30,850
Loss on sale of equity investment	25,569	-
Stock and stock option based compensation	76,098	391,800
(Gain) loss on change in fair value of financial instruments	(19,329)	2,215,699
Loss on early extinguishment of debt	288,060	2,311,479
Increase (decrease) in allowance for doubtful accounts	80,633	(87,969)
(Income) loss from equity investments	2,513	(3,101)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	658,319	(807,907)
(Increase) decrease in accounts receivable from related parties	(28,377)	73,981
(Increase) decrease in prepaid expenses	(32,727)	35,853
Decrease in goodwill	-	45,792
Decrease in other assets	-	1,865
Increase (decrease) in accounts payable and accrued expenses	362,091	(358,528)
Increase in deferred revenue	280,467	18,397
Net cash used in operating activities	(1,863)	(2,190,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of discontinued operations	-	2,050,000
Net cash provided by investing activities	-	2,050,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances (repayments) under line of credit	(3,684,701)	615,651
Proceeds from issuance of short-term note payable	4,250,000	500,000
Proceeds from issuance of long-term note payable	-	381,256
Deferred financing costs	-	(110,000)
Principal payments on short-term debt	(1,195,455)	(78,020)
Issuance of Company common stock and stock options	120,758	33,083
Acquisition of treasury stock	-	(1,848,869)
Proceeds from sale of Series A Convertible Preferred Stock	-	1,900,000
Principal payments on capital lease obligations	(15,578)	(37,163)
Principal payments on related party notes	(32,888)	(23,721)
Net cash provided by (used in) financing activities	(557,864)	1,332,217

NET INCREASE (DECREASE) IN CASH	(559,727)	1,191,680
CASH, beginning of period	668,006	176,073

CASH, end of period	$108,279	$1,367,753

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$140,868	$141,240
Cash paid for income taxes	-	-
Common stock purchase warrant issued in settlement of Laurus debt	500,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
The Company did not enter into any capital lease arrangements during the three months ended March 31, 2007 or 2006.

See Notes to Condensed Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Accounting Policies

Organization and Business

Conversion Services International, Inc. (“CSI” or the “Company”) was incorporated in the State of Delaware and has been conducting business since 1990. CSI and its subsidiaries (together the “Company”) are principally engaged in the information technology services industry in the following areas: strategic consulting, business intelligence/data warehousing and data management, on credit, to its customers principally located in the northeastern United States.

CSI was formerly known as LCS Group, Inc. (“LCS”). In January 2004, CSI merged with and into a wholly owned subsidiary of LCS. In connection with this transaction, among other things, LCS changed its name to “Conversion Services International, Inc.”

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and other reports filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, DeLeeuw Associates, Inc. and CSI Sub Corp. (DE) (in December 2006, former subsidiary Integrated Strategies, Inc. was merged with and into DeLeeuw Associates, Inc., former subsidiary McKnight Associates, Inc. was merged with and into CSI Sub Corp. (DE), and CSI Sub Corp. II (DE) was dissolved). All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method.

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

Business Combinations

Business combinations are accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires the purchase method of accounting for business combinations be followed and in accordance with EITF No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”). In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Additionally, in accordance with EITF 99-12, the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed upon and announced.

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

Goodwill represents the amounts paid in connection with the acquisitions of DeLeeuw Associates, Inc., Integrated Strategies, McKnight Associates and the assets of Scosys, Inc. Additionally, as part of the DeLeeuw Associates, McKnight Associates and Scosys acquisitions, the Company acquired identifiable intangible assets.

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

Deferred financing costs

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments, which is currently less than one year.

Discount on debt

The Company has allocated the proceeds received from conventionally convertible debt instruments between the underlying debt instrument and the freestanding warrants, and has recorded the conversion feature as a discount on the debt in accordance with Emerging Issues Task Force No. 00-27 (“EITF 00-27) “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable also approximate fair value.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

If freestanding options or warrants were issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the remaining proceeds received are then allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instrument, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

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

Extinguishment of debt

In February 2006, the Company restructured its financing with Laurus Master Fund, Ltd. (“Laurus”). As a result of this restructuring, the convertible notes which existed under the prior transaction were replaced with non-convertible notes, among other things. This transaction was recorded as an early extinguishment of debt and the Company included the unamortized portion of both the discount on debt and deferred financing costs related to the extinguished debt as a component of the loss recorded on the early extinguishment of the debt.

In March 2007, the Company restructured its financing with both Laurus and three affiliates of Laidlaw Ltd. (formerly known as Sands Brothers) (“Sands”). As a result of these restructurings, the convertible notes which existed under the prior Sands transaction were extinguished and replaced with a non-convertible note and the Overadvance Side Letter with Laurus was also extinguished. A loss on the Sands transaction was recorded as an early extinguishment of debt.

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

The Company is required to adopt this standard effective with the beginning of the first annual reporting period that begins after December 15, 2005, therefore, we adopted the standard in the first quarter of fiscal 2006 using the modified prospective method. We previously accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in future periods.

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

The per share weighted average fair value of stock options granted during the three months ended March 31, 2006 was $0.39 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.76%
Expected volatility	162.8%
Expected option life (years)	5.0

No stock options were granted during the three months ended March 31, 2007.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At March 31, 2007, Sapphire Technologies accounted for approximately 17.9% of the Company’s accounts receivable balance.

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

The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company’s current valuation allowance primarily relates to benefits from the Company’s net operating losses.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At March 31, 2007, the Company had not entered into any transactions which were considered hedges under SFAS 133.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2007 financial statement presentation.

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

Note 2: Going concern

The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses for the quarter ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, negative cash flows from operating activities for the years ended December 31, 2006, 2005 and 2004, and had an accumulated deficit of ($53.6 million) at March 31, 2007. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern.

As of March 31, 2007, the Company had a cash balance of approximately $0.1 million and a working capital deficiency of ($3.9 million).

The Company has experienced continued losses that exceeded expectations from 2004 through March 31, 2007. The Company has addressed the resulting liquidity issue by entering into various debt instruments between August 2004 and March 2007 and, as of March 31, 2007 had approximately $10.2 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised $0.75 million through the sale of common stock of the Company during 2006.

The Company obtained $4.25 million in new financing in March 2007 and repaid both the Laurus overadvance and the Laurus term note, in full, through a combination of a $3.1 million cash payment and $0.5 million in a warrant to purchase common stock. Additionally, a $0.6 million cash payment was paid to Sands. A final cash payment of $0.4 million and additional common stock and warrants is to be made in the fourth calendar quarter of 2007 to satisfy the Sands obligation in full.

The $4.25 million of new financing was in the form of a promissory note bearing a 10% annual interest rate and a maturity date of August 31, 2007, which will automatically convert to common stock at such time as the Company has authorized shares sufficient to complete the transaction. This is expected to occur in May 2007. As a result, the Company expects to incur approximately $100,000 of interest under this note prior to conversion to equity. Subsequent to this instrument being converted to equity, the Company’s monthly debt service obligation is expected to decline to approximately $64,000 per month, of which $23,000 will continue to be paid in Company common stock and the remaining $41,000 will require monthly interest payments.

The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of such notes on a month-to-month basis until the Company raises sufficient funds to pay the notes in full. Amounts outstanding under such notes at March 31, 2007 were $1.5 million. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

Note 3:  Recently Issued Accounting Pronouncements

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its consolidated financial condition, results of operations, cash flows or disclosures.

Note 4 - Line of credit

On February 1, 2006, the Company restructured its financing with Laurus by entering into financing agreements with Laurus which removed all conversion features in the originally issued notes, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company’s common stock to Laurus (the “Option”) at an exercise price of $0.001 per share. The Company had no obligation to meet financial covenants under the notes. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July and November 2005) at a 5% premium. The Notes bore an annual interest rate of prime (as reported in the Wall Street Journal, which was 8.25% as of March 31, 2007) plus 1%, with a floor of 5.0%. Payments and interest were to be made in monthly installments until maturity of the Notes on December 31, 2007. In addition, payments of principal on the Term Note were to be made in equal monthly amounts until maturity of the Notes on December 31, 2007. A common stock purchase warrant issued to Laurus in August 2004 provided Laurus with the right to purchase 800,000 shares of the Company’s common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011.

In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement in the amount of $3,101,084, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the “Formula Amount” (as defined therein). The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s common stock underlying the Option, as well as the shares of the Company’s common stock and the shares of the Company’s common stock underlying the warrants held by Laurus, within 90 days. Laurus partially exercised its option and purchased 1,580,000 shares of the Company’s common stock effective July 6, 2006. As of the date of this filing, Laurus owns approximately 2,389,525 shares of the Company’s common stock, the option to purchase up to 1,500,000 shares of the Company's common stock and the warrant to purchase 800,000 shares of the Company’s common stock.

Pursuant to the Overadvance Letter Agreement (the "Letter") dated as of February 1, 2006 among the Company, its subsidiaries and Laurus, the Company was to pay Laurus approximately $258,424 per month, starting February 1, 2007, until the aggregate principal amount of $3,101,084 was paid in full (the Company made the first two payments in February 2007). In March 2007, the Company and Laurus agreed that the Company would pay to Laurus $2,084,237 and issue a warrant to purchase 1,785,714 shares of common stock at an exercise price of $0.01 as final payment to satisfy the Letter in full. Also in March 2007, the Company satisfied the outstanding amount on the outstanding term note issued to Laurus on February 1, 2006, with a cash payment to Laurus of $409,722.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 1,785,714 shares of Company common stock to be $535,714. This relative fair value has been recorded as a component of the loss on the extinguishment of this debt. The assumptions used in the relative fair value calculation were as follows: Company stock price on March 7, 2007 of $0.30 per share; exercise price of the warrants of $0.01 per share; five year term; volatility of 147.32%; annual rate of dividends of 0%; and a risk free interest rate of 4.90%.

Note 5 - Short term notes payable

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued Amended and Restated Senior Subordinated Convertible Promissory Notes (the "Sands Notes") to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC, and Sands Brothers Venture Capital IV LLC (collectively, the “Funds”) equaling $1.08 million in the aggregate, each with an annual interest rate of 12% expiring on January 1, 2007. The Funds, in exchange for an extension fee of $15,000, agreed to extend the maturity dates of the Sands Notes to February 1, 2007 and then, upon maturity and in exchange for a $150,000 payment to be applied against the principal balance outstanding of the Sands Notes, agreed to extend the maturity date to March 1, 2007. On March 1, 2007, the Company, and each of the Funds, have agreed that the Company will pay the Funds $900,000 cash during 2007, as well as issue shares of common stock with an aggregate value of $257,937 and warrants to purchase common stock as final payment, in four installments during 2007, to satisfy the Sands Notes in full. The Company estimated the total number of warrants to be issued to be 966,934 with 50%, or 483,467 shares, to have an exercise price at a 10% premium to the market price and the remaining 50%, or 483,467 shares, to have an exercise price of $0.50 per share. The Company made its first two installments on March 7, 2007.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 483,467 shares of Company common stock to be $145,040. This relative fair value has been recorded as a component of the loss on the extinguishment of this debt. The assumptions used in the relative fair value calculation were as follows: Company stock price on March 7, 2007 of $0.30 per share; exercise price of the warrants of $0.33 per share; ten year term; volatility of 147.32%; annual rate of dividends of 0%; and a risk free interest rate of 4.90%.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 483,467 shares of Company common stock to be $140,205. This relative fair value has been recorded as a component of the loss on the extinguishment of this debt. The assumptions used in the relative fair value calculation were as follows: Company stock price on March 7, 2007 of $0.30 per share; exercise price of the warrants of $0.50 per share; ten year term; volatility of 147.32%; annual rate of dividends of 0%; and a risk free interest rate of 4.90%.

On February 1, 2007, the Company issued a 10% Unsecured Promissory Note to an investor represented by TAG Virgin Islands, Inc. for $705,883, maturing on March 1, 2007. This note was retired and included as part of the March 1, 2007 10% Unsecured Promissory Note in the principal amount of $4,000,000.

On March 1, 2007, the Company issued a 10% Convertible Unsecured Note (the "TAG Note") to certain investors represented by TAG Virgin Islands, Inc. for $4.0 million. The TAG Note will automatically convert into 13,333,333 shares of the Company's common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007 (the "Information Statement"). The investor was also granted a warrant to purchase 13,333,333 shares of the common stock, exercisable at a price of $0.33 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the TAG Note and the warrant. Such registration rights are more fully set forth in the Registration Rights Agreement.  The TAG Note was subsequently amended in March 2007 to $4.25 million and the number of shares of common stock that the TAG Note will convert into was increased to 14,166,667 shares of common stock. Additionally, the warrant was also amended to entitle the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 14,166,667 shares of Company common stock to be $3,825,000. This relative fair value is being accreted through interest expense over the six month life of the Note. The assumptions used in the relative fair value calculation were as follows: Company stock price on March 7, 2007 of $0.30 per share; exercise price of the warrants of $0.33 per share; five year term; volatility of 147.32%; annual rate of dividends of 0%; and a risk free interest rate of 4.90%.

The Information Statement relates to a stockholder action which has been approved by written consent of stockholders of the Company who hold approximately 53% (in excess of a majority) of the voting power of the common stock. Such stockholder action has approved: (i) a Certificate of Amendment to the Certificate of Incorporation of the Company (the "Certificate of Amendment") pursuant to which the authorized common stock of the Company under the Certificate of Incorporation, as amended, will be increased from 100,000,000 shares up to 200,000,000 shares of such common stock, to be effective as of the filing of the Certificate of Amendment with the Delaware Secretary of State, and (ii) as required by the rules of the American Stock Exchange, the issuance of the Note that, upon exercise and conversion thereof, would result in the issuance in an aggregate amount greater than 20% of our outstanding shares of common stock. In accordance with Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the stockholder action is expected to become effective twenty (20) calendar days following the mailing of the Information Statement, or as soon thereafter as is reasonably practicable.

Note 6 - Stock Based Compensation

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the three months ended March 31, 2007 or during the years ended December 31, 2006, 2005 or 2004.

The following summarizes the stock option transactions under the 2003 Plan during 2007:

	Shares	Weighted average exercise price
Options outstanding at December 31, 2006	6,836,115	$0.82
Options granted	-	-
Options exercised	-	-
Options canceled	(292,668)	1.90
Options outstanding at March 31, 2007	6,543,447	$0.77

The following table summarizes information concerning outstanding and exercisable Company common stock options at March 31, 2007:

Range of Exercise Prices		Number Outstanding As of 03/31/07	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable As of 03/31/07	Weighted Average Exercise Price
$0.2500	$0.2500	2,600,000	9.53	$0.2500	50,000	$0.2500
$0.3000	$0.3000	150,000	9.64	$0.3000	0	$0.0000
$0.4600	$0.4600	1,000,000	8.77	$0.4600	1,000,000	$0.4600
$0.6000	$0.6000	5,000	8.72	$0.6000	1,666	$0.6000
$0.7000	$0.7000	300,000	9.45	$0.7000	0	$0.0000
$0.8250	$0.8250	40,452	7.55	$0.8250	40,452	$0.8250
$0.8300	$0.8300	1,636,999	7.87	$0.8300	713,312	$0.8300
$2.4750	$2.4750	350,000	7.00	$2.4750	333,333	$2.4750
$3.0000	$3.0000	445,330	7.16	$3.0000	297,755	$3.0000
$3.4500	$3.4500	15,666	7.43	$3.4500	10,441	$3.4500
$0.2500	$3.4500	6,543,447	8.68	$0.7666	2,446,959	$1.1660

In accordance with SFAS 123(R), the Company recorded approximately $76,000 and $392,000 of expense related to stock options which vested during the three months ended March 31, 2007 and 2006, respectively.

 Note 7 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method and the effect of convertible debt instruments as if they had been converted at the beginning of each period presented.

Basic and diluted loss per share was determined as follows:

	For the three months ended March 31,
	2007	2006

Net loss from continuing operations (A)	$(2,650,303)	$(6,876,198)
Net income from discontinued operations (B)	$-	$2,050,000
Net loss (C)	$(2,650,303)	$(4,826,198)
Net loss attributable to common stockholders (D)	$(2,865,187)	$(4,905,364)
Weighted average outstanding shares of common stock (E)	56,600,982	51,658,897
Common stock and common stock equivalents (F)	56,600,982	51,658,897

Basic income (loss) per common share:
From continuing operations (A/E)	$(0.05)	$(0.13)
From discontinued operations (B/E)	$-	$0.04
Net loss per common share (C/E)	$(0.05)	$(0.09)
Net loss per common share attributable to common stockholders (D/E)	$(0.05)	$(0.09)

Diluted income (loss) per common share:
From continuing operations (A/F)	$(0.05)	$(0.13)
From discontinued operations (B/F)	$-	$0.04
Net loss per common share (C/F)	$(0.05)	$(0.09)
Diluted loss per common share attributable to common stockholders (D/F)	$(0.05)	$(0.09)

For the three months ended March 31, 2007 and 2006, 6,543,447 and 5,579,681 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive, respectively. Additionally, the effect of warrants to purchase 4,887,332 shares of common stock which were issued between June 7, 2004 and March 31, 2006 were excluded from the calculation of diluted loss per share for the three months ended March 31, 2006 and the effect of 22,816,184 warrants which were issued between June 7, 2004 and March 31, 2007, and were outstanding as of March 31, 2007, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2007 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 1,269,841 shares of common stock underlying the $2,000,000 convertible line of credit note to Taurus, 545,143 shares of common stock underlying the convertible promissory note to Sands (only with respect to the period ended March 31, 2006), 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and options to purchase 1,500,000 shares of common stock outstanding to Laurus. 14,166,667 shares underlying the TAG Note dated March 2007 were also excluded from the calculation of loss per share for the three months ended March 31, 2007 as their effect was antidilutive.

Note 8 - Major Customers

During the three months ended March 31, 2007, the Company had sales relating to two major customers, Sapphire Technologies and LEC, a related party, comprising 18.4% and 10.0% of revenues, and totaling approximately $1,041,600 and $569,131, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,035,000 at March 31, 2007. As of March 31, 2007, Sapphire Technologies and LEC accounted for approximately 19.1% and 10.3% of the Company’s accounts receivable balance, respectively.

During the three months ended March 31, 2006, the Company had sales relating to one major customer, Bank of America, comprising 23.8% of revenues, and totaling approximately $1,634,000. Amounts due from services provided to this customer included in accounts receivable was approximately $1,000,000 at March 31, 2006. As of March 31, 2006, Bank of America accounted for approximately 20.4% of the Company’s accounts receivable balance.

Note 9 - Commitments and Contingencies

Legal Proceedings

On March 21, 2007, we filed a lawsuit in the Superior Court of New Jersey against our former employees, Timothy Furey and Craig Cordasco.  We are alleging that Messrs. Furey and Cordasco misappropriated confidential information, broke their outstanding contractual obligations to us, unfairly competed, and tortuously interfered with economic gain.  We are seeking injunctive relief and monetary damages. On April 16, 2007, the Superior Court granted a temporary restraining order in our favor against Messrs. Furey and Cordasco from competing with our existing clients or disclosing our confidential information, and ordering them to return all Company equipment immediately. On May 9, 2007, Messrs. Furey and Cordasco filed their answer and counterclaim for tortious interference with economic advantage, abuse of process and breach of contract. Management believes the countersuit against the Company to be completely without merit and intends to vigorously defend the Company against this countersuit.

On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company’s failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company’s failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. On September 30, 2005, the Company filed its answer to complaint and third-party complaint against Scorpio Systems, alleging that Mr. Bhupatiraju embarked on a scheme to circumvent his contractual obligations under the asset purchase agreement, his non-compete agreement with the Company, and in violation of his duties of loyalty and fidelity to his employer (the Company) via Scorpio Systems, among other things. Notwithstanding Mr. Bhupatiraju’s contractual obligations, the Company alleges that he sold the assets of Scosys while at the same time operating and/or owning a competing business, Scorpio Systems. The case was dismissed with prejudice in favor of CSI on December 4, 2006, and the Company has decided not to pursue its countersuit at this time.

In July 2005, in conjunction with the acquisition of Integrated Strategies, Inc. (“ISI”), the Company issued a subordinated promissory note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principal stockholders of ISI. This note, along with $35,000 cash, was to be held in escrow for 15 months. This note matured on October 28, 2006. Pursuant to the indemnification provisions of the merger agreement among the Company and the Hocks, the $200,000 was to be held in escrow to cover any liabilities by any failure of any representation or warranty of ISI or the Hocks to be true and correct at or before the closing, and any act, omission or conduct of ISI and the Hocks prior to the closing, whether asserted or claimed prior to, or at or after, the closing. After the note matured, the Hocks requested the entire $200,000 from the Company, while the Company, after offsetting certain undisclosed liabilities, responded that the actual amount owed is significantly less. The Hocks then filed a lawsuit in the State of Florida on December 22, 2006 for recovery of the entire $200,000. On March 1, 2007, a circuit court in Hillsborough County, Florida denied the Company’s motion to dismiss the lawsuit for lack of jurisdiction without explanation to its ruling. The Company intends to appeal this decision. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action and is presently considering a countersuit.

Lease Commitments

Years Ending March 31	Office	Automobiles	Total	Subleases	Net
2008	$377,198	$5,789	$382,987	$71,540	$311,447
2009	355,004	-	355,004	107,310	247,694
2010	360,404		360,404	116,252	244,152
2011	280,366	-	280,366	107,310	173,056
	-		-
Total	$1,372,972	$5,789	$1,378,761	$402,412	$976,349

Effective February 2007, the Company subleased a portion of its East Hanover, New Jersey corporate office space for the remainder of the lease term. 7,154 square feet of the Company’s 16,604 square feet of rented office space were subleased from February 15, 2007 to December 31, 2010. The sublease provides for three months of free rent to the sublessee, monthly rent equal to $5,962 per month from May 15, 2007 to December 31, 2007, $8,942 per month from January 1, 2008 to December 31, 2009, and $11,923 per month from January 1, 2010 to December 31, 2010. Additionally, the Company will receive a fixed rental for electric of $10,731 per annum payable in equal monthly installments throughout the term of the lease.

The Company has recorded a lease impairment resulting from this sublease in the amount of $210,765. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Note 10 - Related Party Transactions

As of March 31, 2007, Scott Newman, our President and Chief Executive Officer, had no outstanding loan balance to the Company. The balance outstanding with respect to the loan from Glenn Peipert, our Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Robert C. DeLeeuw, our former Senior Vice President and President of our wholly owned subsidiary DeLeeuw Associates, Inc., and present beneficial holder of approximately 10% of our outstanding common stock, executed a management consulting agreement with the Company in December 2006.  The agreement is for a period of one year, and may be renewed or extended at any time by mutual written consent of both parties.  Mr. DeLeeuw shall receive payment equal to ten percent (10%) of the monthly net profit for consulting services provided to the clients by the DeLeeuw Associates division/subsidiary of CSI.  In addition, Mr. DeLeeuw shall receive payment equal to ninety five percent (95%) of the gross billings invoiced to a certain client for billable services performed by Mr. DeLeeuw at that client.  Mr. DeLeeuw is currently representing the Company as a consultant at that client.  During the three months ended March 31, 2007, the Company invoiced this client $80,767 for services performed by Mr. DeLeeuw and paid him $82,924 related to both those services and to the 10% monthly net profit of the DeLeeuw Associates division/subsidiary.

Note 11 - Regulatory Agency Communications

On June 29, 2006, we received a letter from the American Stock Exchange (the “AMEX”) indicating that we are below certain of the AMEX's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the AMEX by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to the AMEX on July 31, 2006, and the AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the AMEX Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

On January 29, 2007, the Company received notice from the Staff of the AMEX indicating that the Company no longer complied with the AMEX’s continued listing standards due to the Company’s inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the AMEX.

In April 2007, the Company announced that it had been notified by the Hearings Department of the AMEX that the Company’s hearing had been cancelled. The Hearings Department indicated that the AMEX Listing Qualifications Staff recommended cancellation of the Company’s hearing after a review of the Company’s submission dated April 11, 2007, and other publicly available information. As a result, the Company expects to remain listed on the AMEX, although such listing will likely be subject to certain conditions.

Note 12 - Subsequent Events

On April 27, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. The Note will automatically convert into 833,333 shares of common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007 . The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of our Business

Conversion Services International, Inc. provides professional services to the Global 2000, as well as mid-market clientele relating to strategic consulting, business intelligence/data warehousing and data management and, through strategic partners, the sale of software. The Company’s services based clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although it has clients in other industries as well. The Company’s clients are primarily located in the northeastern United States.

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

In addition to the conditions described above for growing the Company’s current business, the Company expects to continue to grow through acquisitions.  One of the Company’s objectives is to make acquisitions of companies offering services complementary to the Company’s lines of business. This is expected to accelerate the Company’s business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company’s offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States.  These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players.  To that end, the service industry has experienced consolidation during the past 36 months and the Company has been a participant in this consolidation. The Company has been active in acquiring companies during the last three years:

· In March 2004, the Company acquired DeLeeuw Associates, a management consulting firm in the information technology sector with core competency in delivering Change Management Consulting, including both Six Sigma and Lean domain expertise to enhance service delivery, with proven process methodologies resulting in time to market improvements within the financial services and banking industries. Historically, the DeLeeuw Associates business was involved in the operational integration of mergers and acquisitions, and would prescribe the systems integration work necessary. DeLeeuw Associates has now begun to sell the expanded suite of services offered by the Company, from operational integration to systems integration.

· In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of Leading Edge Communications Corporation (“LEC”). LEC provides enterprise software and services solutions for technology infrastructure management.

· In June 2004, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Evoke Software Corporation, which designed, developed, marketed and supported software programs for data analysis, data profiling and database migration applications and provides related support and consulting services. In July 2005, the Company divested substantially all of the assets of Evoke Software Corporation. The market for software has changed, and the Company determined that data profiling should no longer be a standalone product and needed to be part of a suite of tools. This is evidenced by the subsequent acquisition of the Evoke software product by Similarity Systems in July 2005 and then Informatica in January 2006.

· In July 2005, the Company acquired McKnight Associates, Inc. Since inception, McKnight Associates has focused on successfully designing, developing and implementing data warehousing and business intelligence solutions for its clients in numerous industries. Mr. William McKnight, the founder of McKnight Associates who joined the Company as Senior Vice President - Data Warehousing, is a well-known industry leader, frequently speaks at national trade shows and contributes to major data management trade publications.

· In July 2005, the Company acquired Integrated Strategies, Inc. (“ISI”). ISI is a professional services firm with a solutions-oriented approach to complex business and technical challenges. Similar to our wholly owned subsidiary, DeLeeuw Associates, which is best known for its large-scale merger integration management and business process change programs for the financial services markets, ISI also counts industry leaders in this sector among its customers. Because of this shared focus, the operations of ISI were merged into DeLeeuw Associates.

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

Results of Operations

The following table sets forth selected financial data for the periods indicated:
	Selected Statement of Operations Data for the three months ended March 31,
	2007	2006

Net revenue	$5,647,938	$6,839,882
Gross profit	1,174,241	1,443,928
Net loss from continuing operations	(2,650,303)	(6,876,198)
Income from discontinued operations	-	2,050,000
Net loss	(2,650,303)	(4,826,198)
Net loss attributable to common stockholders	(2,865,187)	(4,905,364)
Basic income (loss) per common share:
From continuing operations	$(0.05)	$(0.13)
From discontinued operations	$-	$0.04
Net loss per common share	$(0.05)	$(0.09)
Net loss per common share attributable to common stockholders	$(0.05)	$(0.09)
Diluted income (loss) per common share:
From continuing operations	$(0.05)	$(0.13)
From discontinued operations	$-	$0.04
Net loss per common share	$(0.05)	$(0.09)
Diluted loss per common share attributable to common stockholders	$(0.05)	$(0.09)

	Selected Statement of Financial Position Data as of
	March 31, 2007	December 31, 2006

Working capital	$(3,933,379)	$(6,272,148)
Total assets	12,972,531	14,530,811
Long-term debt	1,789,200	1,769,154
Total stockholders' equity (deficit)	1,337,850	(513,129)

Three Months Ended March 31, 2007 and 2006

Revenue

The Company’s revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues of $5.6 million for the three months ended March 31, 2007 decreased by $1.2 million, or 17.4%, as compared to revenues of $6.8 million for the three months ended March 31, 2006.

Revenues for the Company are categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,
	2007	2006

Strategic Consulting	$2,356,854	$2,891,252
Business Intelligence / Data Warehousing	2,468,869	3,199,670
Data Management	569,129	585,264
Reimburseable expenses	253,086	163,696
	$5,647,938	$6,839,882

Strategic consulting

The strategic consulting line of business includes work related to planning and assessing both process and technology for clients, performing gap analysis, making recommendations regarding technology and business process improvements to assist clients to realize their business goals and maximize their investments in both people and technology. The Company performs strategic consulting work through its DeLeeuw Associates subsidiary (which includes the Integrated Strategies division).

Strategic consulting revenues of $2.4 million for the three months ended March 31, 2007 decreased by $0.5 million, or 18.5%, as compared to strategic consulting revenues of $2.9 million for the three months ended March 31, 2006. The $0.5 million decrease is primarily due to a $0.6 million revenue decrease from DeLeeuw Associates’s largest client, Bank of America, due a restructuring and resource reorganization at the bank which resulted in layoffs and a freeze in project budgets. Additionally, revenues derived from the Integrated Strategies division have declined by $0.5 million as compared to the prior year due to a reduction in consultant headcount and a reduction in bill rates. Partially offsetting these declines are new DeLeeuw Associates strategic consulting projects, primarily six sigma related projects, which contributed approximately $0.6 million of revenue during the current period.

Business intelligence / Data warehousing

The business intelligence line of business includes work performed with various applications and technologies for gathering, storing, analyzing and providing clients with access to data in order to allow enterprise users to make better and quicker business decisions. The data warehousing line of business includes work performed for client companies to provide a consolidated view of high quality enterprise information. CSI provides services in the data warehouse and data mart design, development and implementation, prepares proof of concepts, implements data warehouse solutions and integrates enterprise information. Since the business intelligence and data warehousing work overlap and the Company has performed engagements which include both business intelligence and data warehousing components, the Company has begun tracking this work as a single line of business and will be reporting the results as a single line of business.

Business intelligence/data warehousing (“BI/DW”) revenues of $2.5 million for the three months ended March 31, 2007 decreased by $0.7 million, or 22.8%, as compared to business intelligence/data warehousing revenues of $3.2 million for the three months ended March 31, 2006. The decrease in BI/DW revenues for the three months ended March 31, 2007 is primarily due to a significant reduction in headcount in the group supporting Business Objects reporting primarily due to the restructuring and turnover experienced during the second half of 2006. As a result of this headcount reduction, there was a 53% decline in billable hours for this group during the current period as compared to the prior year period. Projects for this group are obtained directly through the Company’s sales force as well as through referrals from other companies. A large partner company had many of their own consultants in a non-billable status during the current period and, as a result, did not send as many referrals to CSI as they had in the prior year.

The Company has performed several strategy engagements during the current period and expects these engagements to evolve into more significant BI/DW implementation engagements in the future.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenues were $0.6 million for both the three months ended March 31, 2007 and 2006.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $4.5 million, or 79.2% of revenue for the three months ended March 31, 2007, representing a decrease of $0.9 million, or 17.1%, as compared to $5.4 million, or 78.9% of revenue for the three months ended March 31, 2006.

Cost of services was $3.7 million, or 76.4% of services revenue for the three months ended March 31, 2007, representing a decrease of $1.0 million, or 21.0%, as compared to $4.7 million, or 76.6% of services revenue for the three months ended March 31, 2006.

Cost of services declined during the three months ended March 31, 2007 as compared to the prior year due to an overall 29.5% decline in the number of consultants on billing. Since the Company’s services revenue declined as compared to the prior year, the cost of services declined accordingly. Overall, payroll expense for the Company’s consultants declined by approximately $1.0 million as compared to the prior year period. The Company had 129 and 91 billable consultants in the services category as of March 31, 2006 and 2007, respectively.

Cost of related party services was $0.5 million, or 94.5% of related party services revenue for the three months ended March 31, 2007, representing a decrease of $0.1 million, or 3.0%, as compared to $0.6 million, or 94.7% of related party services revenue for the three months ended March 31, 2006. Cost of related party services decreased for the three month period due to a slight decrease in the headcount required by LEC. Consultants required by LEC were 15 and 17 as of March 31, 2007 and 2006, respectively, representing an 11.8% decrease in consultants billable to LEC.

Gross profit

Gross profit was $1.2 million, or 20.8% of revenue for the three months ended March 31, 2007, representing a decrease of $0.2 million, or 18.7%, as compared to $1.4 million, or 21.1% of revenue for the three months ended March 31, 2006.

Gross profit from services was $1.1 million, or 23.6% of services revenue for the three months ended March 31, 2007, representing a decrease of $0.3 million, or 20.0%, as compared to $1.4 million, or 23.4% of services revenue for the three months ended March 31, 2006. These decreases have been outlined previously in revenue and cost of revenue discussions.

Gross profit from related party services was $31,000, or 5.5% of related party services revenue for the three months ended March 31, 2007, remaining consistent with the prior year’s gross profit of $31,000, or 5.3% of related party services revenue for the three months ended March 31, 2006.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.9 million, or 15.2% of revenue for the three months ended March 31, 2007, compared to $1.2 million, or 17.3% of revenue for the three months ended March 31, 2006.

The $0.3 million decrease in selling and marketing expense for the three months ended March 31, 2007 as compared to the prior year is primarily due to a $0.2 million reduction in payroll expense primarily due to a three person reduction in headcount and a $0.1 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.3 million, or 23.0% of revenue for the three months ended March 31, 2007, compared to $1.5 million, or 21.7% of revenue for the three months ended March 31, 2006.

The $0.2 million decrease in general and administrative expense for the three months ended March 31, 2007 as compared to the prior year is primarily due to a $0.1 million reduction in payroll expense due to a 2 person reduction in headcount and a $0.3 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006. These reductions were partially offset by $0.1 million of increased expense for the AMEX stock exchange listing fees and professional fees, and $0.1 million of increases to the allowance for doubtful accounts.

Lease impairment

Effective February 2007, the Company subleased a portion of its East Hanover, New Jersey corporate office space for the remainder of the lease term. 7,154 square feet of the Company’s 16,604 square feet of rented office space were subleased from February 15, 2007 to December 31, 2010. The sublease provides for three months of free rent to the sublessee, monthly rent equal to $5,962 per month from May 15, 2007 to December 31, 2007, $8,942 per month from January 1, 2008 to December 31, 2009, and $11,923 per month from January 1, 2010 to December 31, 2010. Additionally, the Company will receive a fixed rental for electric of $10,731 per annum payable in equal monthly installments throughout the term of the lease.

The Company has recorded a lease impairment resulting from this sublease in the amount of $210,765. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.2 million for the three months ended March 31, 2007 remaining constant with $0.2 million for the three months ended March 31, 2006.

Other income (expense)

In March 2007, the Company restructured its debt with Laurus and Sands. Gains or losses on these extinguishments were recorded as a gain (loss) on early extinguishment of debt. As a result, a $0.3 million combined loss was recorded on the extinguishment of the Laurus overadvance and the Sands settlement. A $2.3 million loss on extinguishment was recorded during the three months ended March 31, 2006 as a result of the Company’s restructuring of the Laurus transaction at that time.

During the three months ended March 31, 2007, the Company recognized a gain on the revaluation of its freestanding derivative financial instruments relating to its warrants of approximately $19,000. During the three months ended March 31, 2006, the Company recognized a loss on the revaluation of its Compound Embedded Derivative Liabilities and on the revaluation of its freestanding derivative financial instruments relating to its warrants of $2.2 million.

Interest expense, which includes amortization of the discount on debt of $0.1 million and $0.4 million during the three months ended March 31, 2007 and 2006, respectively, was $1.0 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense in the current period was primarily due to the accretion of discount of $0.6 million related to the $4.25 million financing transaction in March 2007, which was partially offset by the aforementioned reduction in amortization of discount on debt during the current period.

Discontinued operations

In July 2005, the Company sold substantially all the assets of its subsidiary, Evoke Software Corporation, to Similarity Systems for cash and future consideration. In February 2006, Informatica Corporation acquired Similarity Systems and, as a result, the Company received a $2.05 million payment which was recorded as income from discontinued operations. There were no results from discontinued operations reported during the three month period ended March 31, 2007.

Liquidity and Capital Resources

The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses for the quarter ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, negative cash flows from operating activities for the years ended December 31, 2006, 2005 and 2004, and had an accumulated deficit of ($53.6 million) at March 31, 2007. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern.

As of March 31, 2007, the Company had a cash balance of approximately $0.1 million and a working capital deficiency of ($3.9 million).

The Company has experienced continued losses that exceeded expectations from 2004 through March 31, 2007. The Company has addressed the resulting liquidity issue by entering into various debt instruments between August 2004 and March 2007 and, as of March 31, 2007 had approximately $10.2 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised $0.75 million through the sale of common stock in the Company during 2006.

The Company obtained $4.25 million in new financing in March 2007 and repaid both the Laurus overadvance and the Laurus term note, in full, through a combination of a $3.1 million cash payment and $0.5 million in a warrant to purchase common stock. Additionally, a $0.6 million cash payment was paid to Sands. A final cash payment of $0.4 million and additional common stock and warrants is to be made in the fourth calendar quarter of 2007 to satisfy the Sands obligation in full.

The $4.25 million of new financing was in the form of a promissory note (the original note was issued on March 1, 2007 for $4.0 million and was subsequently amended on March 26, 2007 for $4.25 million) bearing a 10% annual interest rate and a maturity date of August 31, 2007, which will automatically convert into 14,166,667 shares of common stock at such time as the Company has authorized shares sufficient to complete the transaction. This is expected to occur in May 2007 upon the effectiveness of the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on May 1, 2007. As a result, the Company expects to incur approximately $100,000 of interest under this note prior to conversion to equity. Subsequent to this instrument being converted to equity, the Company’s monthly debt service obligation is expected to decline to approximately $64,000 per month, of which $23,000 will continue to be paid in Company common stock and the remaining $41,000 will require monthly interest payments.

The Company’s working capital deficit is ($3.9 million) as of March 31, 2007 compared to ($6.3 million) as of December 31, 2006, representing a $2.4 million improvement in the Company’s working capital. The primary reason for the improvement in working capital is a $4.7 million reduction in debt to Laurus via a $3.1 million reduction in the overadvance, a $0.5 million reduction in the term note, and a $1.1 million reduction in the outstanding line of credit balance. The reductions in the overadvance and term note were primarily funded by the $4.25 million financing transaction completed by the Company in March 2007. Partially offsetting this improvement in working capital are $2.0 million of items negatively impacting working capital comprised of a $0.5 million increase in accounts payable, a $0.3 million increase in deferred revenue resulting from a customer prepayment on a strategic project, a $0.7 million reduction in accounts receivable primarily due to the decline in revenue and a $0.6 million reduction in cash.

Cash used in operating activities during the three months ended March 31, 2007 was approximately ($1,900) compared to ($2.2 million) for the three months ended March 31, 2006. The improvement in cash used in operations was primarily the result of the Company’s effort to reduce operating and interest expense. The Company recorded a $2.7 million loss for the three months ended March 31, 2007, however, this loss included $1.4 million of non-cash charges for items including depreciation, amortization, stock compensation, loss on financial instruments and early extinguishment of debt. Additionally, changes in operating assets and liabilities reflect $1.3 million of cash provided by operations primarily due to the following; accounts receivable declined by $0.6 million, accounts payable and accrued expenses increased by $0.4 million, and deferred revenue increased by $0.3 million due to a prepayment received for a strategic project being performed by the Company.

Cash provided by (used in) investing activities was zero in the current period compared to $2.05 million during the three months ended March 31, 2006. The cash provided by investing activities of $2.05 million during the prior year period is the result of a settlement for future contingent consideration relating to the sale of Evoke Software in July 2005 to Similarity Systems.

Cash provided by (used in) financing activities was ($0.6 million) during the three months ended March 31, 2007 and $1.3 million during the three months ended March 31, 2006. The cash used in financing activities during the current period resulted from the settlement of $4.9 million of debt, partially offset by $4.25 million of financing received during the current quarter.

On June 29, 2006, we received a letter from the American Stock Exchange (the “AMEX”) indicating that we are below certain of the AMEX's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the AMEX by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to the AMEX on July 31, 2006, and the AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the AMEX Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

On January 29, 2007, the Company received notice from the Staff of the AMEX indicating that the Company no longer complied with the AMEX’s continued listing standards due to the Company’s inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the AMEX.

In April 2007, the Company announced that it had been notified by the Hearings Department of the AMEX that the Company’s hearing had been cancelled. The Hearings Department indicated that the AMEX Listing Qualifications Staff recommended cancellation of the Company’s hearing after a review of the Company’s submission dated April 11, 2007, and other publicly available information. As a result, the Company expects to remain listed on the AMEX, although such listing will likely be subject to certain conditions.

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

As of March 31, 2007 and December 31, 2006, the Company had accounts receivable due from LEC of approximately $0.4 million and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three months ended March 31, 2007 and 2006, we invoiced LEC $0.6 million and $0.6 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of March 31, 2007:

Lender	Type of facility	Outstanding as of March 31, 2007 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Laurus Master Fund, Ltd.	Line of Credit	$1,611,000	$0
Sands Brothers Venture Capital LLC and affiliates	Convertible Promissory Note	$620,000	$0
Taurus Advisory Group, LLC Investors	Convertible Promissory Notes	$7,750,000	$0

Glenn Peipert	Promissory Note	$80,000	$0
Larry and Adam Hock	Promissory Note	$165,000	$0
TOTAL		$10,226,000	$0

Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of March 31, 2007

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

The Company needs additional capital in order to continue its business operations. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. . We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of such notes on a month-to-month basis until the Company raises sufficient funds to pay the notes in full. Amounts outstanding under such notes at March 31, 2007 were $1.5 million. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

Recently Issued Accounting Pronouncements

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its consolidated financial condition, results of operations, cash flows or disclosures.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable also approximate fair value.

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

Equity investments

The Company acquired a 49% interest in Leading Edge Communications Corporation in May 2004. The Company accounts for its share of the income (losses) of this investment under the equity method.

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

The Company was required to adopt this standard effective with the beginning of the first annual reporting period that begins after December 15, 2005, therefore, we have adopted the standard in the first quarter of fiscal 2006 using the modified prospective method. We previously accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in future periods.

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

Management established an action plan in the first quarter of 2005, which continues through the date of this Quarterly Report, that it believes will correct the control deficiency described above. Measures included in our action plan are as follows:

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

Our company also maintains a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. In connection with the preparation of this Quarterly Report, our management identified certain weaknesses in our internal control procedures and in our evaluation of complex financing transactions in 2004 and 2005, and in the valuation and purchase accounting of our acquisitions in 2004. Our management and Board of Directors adopted corrective measures in the first quarter 2005, and such corrective measures were incorporated into the controls and procedures of the Company, finally effective as of the third quarter 2006. As a result, no significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 21, 2007, we filed a lawsuit in the Superior Court of New Jersey against our former employees, Timothy Furey and Craig Cordasco.  We are alleging that Messrs. Furey and Cordasco misappropriated confidential information, broke their outstanding contractual obligations to us, unfairly competed, and tortuously interfered with economic gain.  We are seeking injunctive relief and monetary damages. On April 16, 2007, the Superior Court granted a temporary restraining order in our favor against Messrs. Furey and Cordasco from competing with our existing clients or disclosing our confidential information, and ordering them to return all Company equipment immediately. On May 9, 2007, Messrs. Furey and Cordasco filed their answer and counterclaim for tortious interference with economic advantage, abuse of process and breach of contract. Management believes the countersuit against the Company to be completely without merit and intends to vigorously defend the Company against this countersuit.

On August 1, 2005, Sridhar Bhupatiraju and Scosys, Inc. commenced legal action against the Company in the Superior Court of New Jersey. The complaint alleges, among other things, the Company’s failure to make certain payments pursuant to an asset purchase agreement with Scosys, Inc. and the Company’s failure to make certain payments to Sridhar Bhupatiraju in accordance with his employment agreement with the Company. The plaintiffs are seeking unspecified compensatory damages, punitive damages, fees and other costs. On September 30, 2005, the Company filed its answer to complaint and third-party complaint against Scorpio Systems, alleging that Mr. Bhupatiraju embarked on a scheme to circumvent his contractual obligations under the asset purchase agreement, his non-compete agreement with the Company, and in violation of his duties of loyalty and fidelity to his employer (the Company) via Scorpio Systems, among other things. Notwithstanding Mr. Bhupatiraju’s contractual obligations, the Company alleges that he sold the assets of Scosys while at the same time operating and/or owning a competing business, Scorpio Systems. The case was dismissed with prejudice in favor of CSI on December 4, 2006, and the Company has decided not to pursue its countersuit at this time.

In July 2005, in conjunction with the acquisition of Integrated Strategies, Inc. (“ISI”), the Company issued a subordinated promissory note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principal stockholders of ISI. This note, along with $35,000 cash, was to be held in escrow for 15 months. This note matured on October 28, 2006. Pursuant to the indemnification provisions of the merger agreement among the Company and the Hocks, the $200,000 was to be held in escrow to cover any liabilities by any failure of any representation or warranty of ISI or the Hocks to be true and correct at or before the closing, and any act, omission or conduct of ISI and the Hocks prior to the closing, whether asserted or claimed prior to, or at or after, the closing. After the note matured, the Hocks requested the entire $200,000 from the Company, while the Company, after offsetting certain undisclosed liabilities, responded that the actual amount owed is significantly less. The Hocks then filed a lawsuit in the State of Florida on December 22, 2006 for recovery of the entire $200,000. On March 1, 2007, a circuit court in Hillsborough County, Florida denied the Company’s motion to dismiss the lawsuit for lack of jurisdiction without explanation to its ruling. The Company intends to appeal this decision. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action and is presently considering a countersuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2007, the Company issued a 10% Convertible Unsecured Note (the "TAG Note") to certain investors represented by TAG Virgin Islands, Inc. for $4.0 million. The TAG Note will automatically convert into 13,333,333 shares of the Company's common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007 (the "Information Statement"). The investor was also granted a warrant to purchase 13,333,333 shares of the common stock, exercisable at a price of $0.33 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the TAG Note and the warrant. Such registration rights are more fully set forth in the Registration Rights Agreement.  The TAG Note was subsequently amended on March 26, 2007 to $4.25 million and the number of shares of common stock that the TAG Note will convert into was increased to 14,166,667 shares of common stock. Additionally, the warrant was also amended to entitle the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 26, 2007, holders of 29,817,279 shares of common stock (the “Majority Stockholders”), approximately 53% of the then-outstanding shares of common stock, approved an amendment to our Certificate of Incorporation, as amended, to increase the amount of our authorized common stock from one hundred million (100,000,000) shares to two hundred million (200,000,000) shares. In addition, the Majority Stockholders approved, as required by the rules of the American Stock Exchange, the issuance of a 10% Convertible Unsecured Note to certain investors represented by TAG Virgin Islands, Inc., convertible into 14,166,667 shares of common stock, and the issuance of a warrant to purchase 14,166,667 shares of common stock at an exercise price of $0.33, in exchange for $4,250,000, that upon exercise and conversion thereof would result in the issuance in an aggregate amount greater than 20% of the outstanding shares of common stock. The amendment to our Certificate of Incorporation and the conversion of the Note will occur upon the effectiveness of the Information Statement on Form 14C filed with the Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007.

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

Conversion Services International, Inc.

Date: May 11, 2007	By:	/s/ Scott Newman
Scott Newman President, Chief Executive Officer and Chairman