Form 10-Q
period 2007-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2007-08-08
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer   ☐                     Accelerated filer   ☐                     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
Common Stock, $0.001 par value per share	72,149,557 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and six months ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$195,603	$668,006
Accounts receivable, net of allowance for doubtful accounts of $383,643 and $279,422 as of June 30, 2007 and December 31, 2006, respectively	2,832,457	3,912,000
Accounts receivable from related parties, net of allowance for doubtful accounts of $2,297 and $8,972 as of June 30, 2007 and December 31, 2006, respectively	264,389	330,006
Prepaid expenses	149,524	132,087
TOTAL CURRENT ASSETS	3,441,973	5,042,099

PROPERTY AND EQUIPMENT, at cost, net	212,294	265,084

OTHER ASSETS
Goodwill	6,269,650	6,826,705
Intangible assets, net of accumulated amortization of $1,554,020 and $1,265,958 as of June 30, 2007 and December 31, 2006, respectively	978,794	1,266,856
Deferred financing costs, net of accumulated amortization of $81,304 and $52,609 as of June 30, 2007 and December 31, 2006, respectively	28,696	57,391
Discount on debt issued, net of accumulated amortization of $1,974,743 and $1,793,921 as of June 30, 2007 and December 31, 2006, respectively	605,258	786,079
Equity investments	88,601	176,152
Other assets	85,445	110,445
	8,056,444	9,223,628
Total Assets	$11,710,711	$14,530,811

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit; (Note 5)	$1,531,445	$5,795,552
Current portion of long-term debt	18,704	578,685
Accounts payable and accrued expenses	2,141,956	2,009,729
Short term notes payable; (Note 6)	2,935,190	2,745,000
Deferred revenue	103,698	74,450
Related party note payable; (Note 11)	100,538	110,831
TOTAL CURRENT LIABILITIES	6,831,531	11,314,247

LONG-TERM DEBT, net of current portion	1,811,370	1,769,154
DEFERRED TAXES	363,400	363,400
Total Liabilities	9,006,301	13,446,801

SERIES A CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value, 20,000,000 shares authorized; 19,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	538,333	348,333

SERIES B CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value, 20,000,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	1,248,806

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized;
73,070,520 and 57,625,535 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	73,070	57,625
SERIES B CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100.00 stated value, 20,000,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,352,883	—
Additional paid in capital	58,764,965	50,829,255
Treasury stock, at cost, 1,145,382 shares in treasury as of June 30, 2007 and December 31, 2006, respectively	(423,869)	(423,869)
Accumulated deficit	(57,600,972)	(50,976,140)
Total Stockholders' Equity (Deficit)	2,166,077	(513,129)
Total Liabilities and Stockholders' Equity (Deficit)	$11,710,711	$14,530,811

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

REVENUE:
Services	$4,648,605	$5,897,240	$9,474,326	$11,988,162
Related party services	452,813	582,677	1,021,944	1,167,941
Reimbursable expenses	311,514	155,526	564,600	319,222
	5,412,932	6,635,443	11,060,870	13,475,325
COST OF REVENUE:
Services (inclusive of stock based compensation of zero and $0.2 million and $0.1 million and $0.2 million for the three and six months ended June 30, 2007 and 2006, respectively).	3,438,857	4,327,866	7,124,337	8,993,444
Related party services	381,922	521,916	919,620	1,076,012
Consultant expenses	290,833	189,392	541,352	365,672
	4,111,612	5,039,174	8,585,309	10,435,128
GROSS PROFIT	1,301,320	1,596,269	2,475,561	3,040,197

OPERATING EXPENSES
Selling and marketing (inclusive of stock based compensation of zero for the three and six months ended June 30, 2007 and $0.1 million and $0.2 million for the three and six months ended June 30, 2006).	863,352	1,215,132	1,723,667	2,398,379
General and administrative (inclusive of stock based compensation of zero for the three and six months ended June 30, 2007 and $0.2 million and $0.4 million for the three and six months ended June 30, 2006).	1,064,194	1,388,861	2,364,897	2,872,265
Lease impairment	—	—	210,765	—
Goodwill impairment	557,055	—	557,055	—
Depreciation and amortization	185,345	197,299	376,095	411,649
	2,669,946	2,801,292	5,232,479	5,682,293
LOSS FROM OPERATIONS	(1,368,626)	(1,205,023)	(2,756,918)	(2,642,096)

OTHER INCOME (EXPENSE)
Equity in loss from investments	(9,468)	(13,767)	(11,981)	(10,666)
Gain (loss) on financial instruments	—	739,696	19,329	(1,476,003)
Loss on early extinguishment of debt	—	—	(288,060)	(2,311,479)
Interest expense, net	(2,596,435)	(1,019,498)	(3,587,202)	(1,997,879)
	(2,605,903)	(293,569)	(3,867,914)	(5,796,027)
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(3,974,529)	(1,498,592)	(6,624,832)	(8,438,123)
INCOME TAXES	—	—	—	—
NET LOSS FROM CONTINUING OPERATIONS	(3,974,529)	(1,498,592)	(6,624,832)	(8,438,123)

DISCONTINUED OPERATIONS:
Gain on disposal of discontinued operations	—	—	—	2,050,000
		—	—	2,050,000
NET LOSS	(3,974,529)	(1,498,592)	(6,624,832)	(6,388,123)
Accretion of issuance costs associated with convertible preferred stock	(147,038)	—	(294,076)	—
Dividends on convertible preferred stock	(69,873)	(23,750)	(137,719)	(39,583)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,191,440)	$(1,522,342)	$(7,056,627)	$(6,427,706)

Basic net loss per common share from continuing operations	$(0.07)	$(0.03)	$(0.12)	$(0.17)
Basic net income per common share from discontinued operations	$—	$—	$—	$0.04
Basic net loss per common share	$(0.07)	$(0.03)	$(0.12)	$(0.13)
Basic net loss per common share attributable to common stockholders	$(0.07)	$(0.03)	$(0.12)	$(0.13)

Diluted net loss per common share from continuing operations	$(0.07)	$(0.03)	$(0.12)	$(0.17)
Diluted net income per common share from discontinued operations	$—	$—	$—	$0.04
Diluted net loss per common share	$(0.07)	$(0.03)	$(0.12)	$(0.13)
Diluted net loss per common share attributable to common stockholders	$(0.07)	$(0.03)	$(0.12)	$(0.13)
Weighted average shares used to compute net income (loss) per common share:
Basic	58,567,995	49,988,634	57,589,922	50,819,151
Diluted	58,567,995	49,988,634	57,589,922	50,819,151

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,624,832)	$(6,388,123)
Net income from discontinued operations	—	2,050,000
Net loss from continuing operations	$(6,624,832)	$(8,438,123)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	59,338	78,397
Amortizaton of intangible assets	288,062	288,054
Amortization of debt discounts	180,822	695,678
Amortization of relative fair value of warrants issued	2,940,106	754,043
Amortization of deferred financing costs	28,695	45,198
Loss on sale of equity investment	25,569	—
Stock and stock option based compensation	189,592	794,727
(Gain) loss on change in fair value of financial instruments	(19,329)	1,476,003
Goodwill impairment	557,055	—
Lease impairment	210,765	—
Loss on early extinguishment of debt	288,060	2,311,479
Increase (decrease) in allowance for doubtful accounts	97,546	(145,639)
Loss from equity investments	11,982	10,666
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	975,323	(341,057)
Decrease in accounts receivable from related party	72,292	115,006
Increase in prepaid expenses	(17,437)	(34,446)
Decrease in goodwill	—	74,154
Decrease in other assets	25,000	1,865
Decrease in accounts payable and accrued expenses	(97,388)	(447,928)
Increase (decrease) in deferred revenue	29,248	(17,513)
Net cash used in operating activities	(779,531)	(2,779,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,548)	—
Sale of equity investment in DeLeeuw Turkey	50,000	—
Net cash provided by investing activities from continuing operations	43,452	—
Net proceeds from the sale of discontinued operations	—	2,050,000
Net cash provided by investing activities	43,452	2,050,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line of credit	(3,764,107)	(112,711)
Proceeds from issuance of short-term note payable	650,000	1,000,000
Proceeds from issuance of long-term note payable	—	381,256
Deferred financing costs	—	(110,000)
Principal payments on short-term debt	(1,195,455)	—
Principal payments on long-term debt	—	(214,383)
Issuance of Company common stock and stock options	4,610,758	33,083
Acquisition of treasury stock	—	(1,848,869)
Proceeds from sale of Series A Convertible Preferred Stock	—	1,900,000
Principal payments on capital lease obligations	(22,316)	(68,069)
Principal payments on related party notes	(15,204)	(354,705)
Net cash provided by financing activities	263,676	605,602

NET DECREASE IN CASH	(472,403)	(123,834)
CASH, beginning of period	668,006	176,073
CASH, end of period	$195,603	$52,239

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$276,299	$410,247
Cash paid for income taxes	—	—
Common stock purchase warrant issued in settlement of Laurus debt	500,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
The Company did not enter into any capital lease arrangements during the three or six months ended June 30, 2007 or 2006.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

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

Business Combinations

Business combinations are accounted for in accordance with SFAS No. 141, “ Business Combinations” (“SFAS 141”), which requires the purchase method of accounting for business combinations be followed and in accordance with EITF No. 99-12 “ Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”) . In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Additionally, in accordance with EITF 99-12, the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed upon and announced.

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

Discount on debt

The Company has allocated the proceeds received from conventionally convertible debt instruments between the underlying debt instrument and the freestanding warrants, and has recorded the conversion feature as a discount on the debt in accordance with Emerging Issues Task Force No. 00-27 (“EITF 00-27) “Application of Issue No. 98-5 to Certain Convertible Instruments” . The Company is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Stock compensation

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “ Share-Based Payment ,” issued in December 2004, is a revision of FASB Statement 123, “ Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees ,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

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

The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2006 was $0.91 and $0.45 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.76%
Expected volatility	167.2%
Expected option life (years)	3.0

The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2007 was $0.25 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.95%
Expected volatility	155.6%
Expected option life (years)	3.0

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2007, Sapphire Technologies accounted for approximately 18.8% of the Company’s accounts receivable balance.

The Company maintains its cash with a high credit quality financial institution. Each account is secured by the Federal Deposit Insurance Corporation up to $100,000.

Income taxes

The Company accounts for income taxes, in accordance with SFAS No. 109, “ Accounting for Income Taxes” (“SFAS 109”) and related interpretations, under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company’s current valuation allowance primarily relates to benefits from the Company’s net operating losses.

At December 31, 2006, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $25.8 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change, as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007, which may place limitations on the current net loss carryforwards.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At June 30, 2007, the Company had not entered into any transactions which were considered hedges under SFAS 133.

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

Note 2: Going concern

The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, negative cash flows from operating activities for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, and had an accumulated deficit of ($57.6 million) at June 30, 2007. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern.

As of June 30, 2007, the Company had a cash balance of approximately $0.2 million and a working capital deficiency of ($3.4 million).

The Company has experienced continued losses that exceeded expectations from 2004 through June 30, 2007. The Company has addressed the resulting liquidity issue by entering into various debt instruments between August 2004 and June 2007 and, as of June 30, 2007 had approximately $6.6 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised $4.5 million and $0.75 million through the sale of common stock of the Company during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

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

The $4.25 million of new financing was in the form of a promissory note bearing a 10% annual interest rate and a maturity date of August 31, 2007. An additional $0.25 million of new financing, in the form of a promissory note bearing a 10% annual interest rate and a maturity date of August 31, 2007 was obtained in April 2007. Both notes, totaling $4.5 million were to automatically convert to common stock at such time as the Company has authorized shares sufficient to complete the transaction. These promissory notes were converted to common equity and the shares were issued in June 2007.

On April 27, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. In June 2007, the Note automatically converted into 833,333 shares of common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007 . The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

On June 27, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. This note is due on demand and is convertible into 1,333,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of such notes on a month-to-month basis until the Company raises sufficient funds to pay the notes in full. Amounts outstanding under such notes at June 30, 2007 were $1.5 million. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

Note 3:  Recently Issued Accounting Pronouncements

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48 ”). — an interpretation of FASB Statement No. 109, Accounting for Income Taxes .” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48 , we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2 , “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The adoption of this FSP did not have a material impact on our consolidated   financial condition, results of operations, cash flows or disclosures .

Note 4 - Goodwill

During the three month period ended June 30, 2007, the Company learned that several Integrated Strategies (“ISI”) consultants will be ending their projects in the near term. Additionally, the continued margin pressure exerted by the vendor management organization structure utilized by ISI’s largest customer continues to unfavorably impact the economics of this division. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Due to the change in this business, the Company performed an interim impairment analysis during the three months ended June 30, 2007 and recorded a goodwill impairment of $0.6 million during this period.

Note 5 - Line of credit

On February 1, 2006, the Company restructured its financing with Laurus by entering into financing agreements with Laurus which removed all conversion features in the originally issued notes, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company’s common stock to Laurus (the “Option”) at an exercise price of $0.001 per share. The Company had no obligation to meet financial covenants under the notes. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July and November 2005) at a 5% premium. The Notes bore an annual interest rate of prime (as reported in the Wall Street Journal, which was 8.25% as of June 30, 2007) plus 1%, with a floor of 5.0%. Payments and interest were to be made in monthly installments until maturity of the Notes on December 31, 2007. In addition, payments of principal on the Term Note were to be made in equal monthly amounts until maturity of the Notes on December 31, 2007. A common stock purchase warrant issued to Laurus in August 2004 provided Laurus with the right to purchase 800,000 shares of the Company’s common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011.

In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement in the amount of $3,101,084, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the “Formula Amount” (as defined therein). The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s common stock underlying the Option, as well as the shares of the Company’s common stock and the shares of the Company’s common stock underlying the warrants held by Laurus, within 90 days. Laurus partially exercised its option and purchased 1,580,000 shares of the Company’s common stock effective July 6, 2006. As of June 30, 2007, Laurus owned approximately 2,389,525 shares of the Company’s common stock, the option to purchase up to 1,500,000 shares of the Company's common stock and the warrant to purchase 800,000 shares of the Company’s common stock. In July 2007, Laurus notified the Company of its intent to partially exercise its option and purchase 1,463,404 shares of the Company’s common stock. Subsequent to this option exercise, Laurus will own an option to purchase 36,596 shares of the Company’s common stock.

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

Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrant to purchase 1,785,714 shares of Company common stock to be $535,714. This fair value has been recorded as a component of the loss on the extinguishment of this debt. The assumptions used in the fair value calculation were as follows: Company stock price on March 7, 2007 of $0.30 per share; exercise price of the warrants of $0.01 per share; five year term; volatility of 147.32%; annual rate of dividends of 0%; and a risk free interest rate of 4.90%.

As of June 30, 2007, $1,531,445 remained outstanding to Laurus under the line of credit.

Note 6 - Short term notes payable

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued Amended and Restated Senior Subordinated Convertible Promissory Notes (the "Sands Notes") to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC, and Sands Brothers Venture Capital IV LLC (collectively, the “Funds”) equaling $1.08 million in the aggregate, each with an annual interest rate of 12% expiring on January 1, 2007. The Funds, in exchange for an extension fee of $15,000, agreed to extend the maturity dates of the Sands Notes to February 1, 2007 and then, upon maturity and in exchange for a $150,000 payment to be applied against the principal balance outstanding of the Sands Notes, agreed to extend the maturity date to March 1, 2007. On March 1, 2007, the Company, and each of the Funds, agreed that the Company will pay the Funds $900,000 cash during 2007, as well as issue shares of common stock with an aggregate value of $257,937 and warrants to purchase common stock as final payment, in four installments during 2007, to satisfy the Sands Notes in full. The Company estimated the total number of warrants to be issued to be 966,934 with 50%, or 483,467 shares, to have an exercise price at a 10% premium to the market price and the remaining 50%, or 483,467 shares, to have an exercise price of $0.50 per share. The Company made its first two installments on March 7, 2007.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 483,467 shares of Company common stock at a $0.33 per share exercise price to be $116,032. This relative fair value has been recorded as a component of the loss on the extinguishment of this debt. The assumptions used in the relative fair value calculation were as follows: Company stock price on March 7, 2007 of $0.30 per share; exercise price of the warrants of $0.33 per share; three year term; volatility of 147.32%; annual rate of dividends of 0%; and a risk free interest rate of 4.90%.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 483,467 shares of Company common stock at a $0.50 per share exercise price to be $111,197. This relative fair value has been recorded as a component of the loss on the extinguishment of this debt. The assumptions used in the relative fair value calculation were as follows: Company stock price on March 7, 2007 of $0.30 per share; exercise price of the warrants of $0.50 per share; three year term; volatility of 147.32%; annual rate of dividends of 0%; and a risk free interest rate of 4.90%.

On February 1, 2007, the Company issued a 10% Unsecured Promissory Note to an investor represented by TAG Virgin Islands, Inc. for $705,883, maturing on March 1, 2007. This note was retired and included as part of the March 1, 2007 10% Unsecured Promissory Note in the principal amount of $4,000,000.

On March 1, 2007, the Company issued a 10% Convertible Unsecured Note (the "TAG Note") to certain investors represented by TAG Virgin Islands, Inc. for $4.0 million. The TAG Note was to automatically convert into 13,333,333 shares of the Company's common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007 (the "Information Statement"). The investor was also granted a warrant to purchase 13,333,333 shares of the common stock, exercisable at a price of $0.33 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the TAG Note and the warrant. Such registration rights are more fully set forth in the Registration Rights Agreement.   The TAG Note was subsequently amended in March 2007 to $4.25 million and the number of shares of common stock that the TAG Note will convert into was increased to 14,166,667 shares of common stock. Additionally, the warrant was also amended to entitle the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. In June 2007, the note automatically converted to equity and the 14,166,667 shares were issued to the investor.

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

The Information Statement related to a stockholder action which had been approved by written consent of stockholders of the Company who held approximately 53% (in excess of a majority) of the voting power of the common stock. Such stockholder action approved: (i) a Certificate of Amendment to the Certificate of Incorporation of the Company (the "Certificate of Amendment") pursuant to which the authorized common stock of the Company under the Certificate of Incorporation, as amended, was increased from 100,000,000 shares up to 200,000,000 shares of such common stock, to be effective as of the filing of the Certificate of Amendment with the Delaware Secretary of State, and (ii) as required by the rules of the American Stock Exchange, the issuance of the Note that, upon exercise and conversion thereof, would result in the issuance in an aggregate amount greater than 20% of our outstanding shares of common stock. In accordance with Rule 14c

2 under the Securities Exchange Act of 1934, as amended, the stockholder action was expected to become effective twenty (20) calendar days following the mailing of the Information Statement, or as soon thereafter as was reasonably practicable.

On April 27, 2007, The Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $250,000. The Note will automatically convert into 833,333 shares of common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. In June 2007, the note automatically converted to equity and the 833,333 shares were issued to the investor.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 833,333 shares of Company common stock to be $118,421. The note is due on August 31, 2007 and the relative fair value of the warrants was being charged to interest expense over the four month term. The assumptions used in the relative fair value calculation were as follows: Company stock price on April 27, 2007 of $0.29 per share; exercise price of the warrants of $0.33 per share; five year term; volatility of 152.97%; annual rate of dividends of 0%; and a risk free interest rate of 4.95%.

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 833,333 shares of Company common stock to be $113,636. Since the note is due on demand, this relative fair value was immediately charged to interest expense. The assumptions used in the relative fair value calculation were as follows: Company stock price on June 6, 2007 of $0.27 per share; exercise price of the warrants of $0.33 per share; five year term; volatility of 159.89%; annual rate of dividends of 0%; and a risk free interest rate of 4.95%.

On June 27, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. This note is due on demand and is convertible into 1,333,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 1,333,333 shares of Company common stock to be $164,706. Since the note is due on demand, this relative fair value was immediately charged to interest expense. The assumptions used in the relative fair value calculation were as follows: Company stock price on June 27, 2007 of $0.23 per share; exercise price of the warrants of $0.33 per share; five year term; volatility of 158.58%; annual rate of dividends of 0%; and a risk free interest rate of 4.95%.

Note 7 - Stock Based Compensation

The 2003 Incentive Plan (“2003 Plan”) authorizes the issuance of up to 10,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant. On August 6, 2007, a majority of the Company’s shareholders voted to increase the number of shares authorized under the 2003 Incentive Plan to 20,000,000 shares.

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the six months ended June 30, 2007 or during the years ended December 31, 2006, 2005 or 2004.

The following summarizes the stock option transactions under the 2003 Plan during 2007:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2006	6,836,115	$0.82
Options granted	500,000	0.30
Options exercised	-	-
Options canceled	(765,615)	1.04
Options outstanding at June 30, 2007	6,570,500	$0.75

The following table summarizes information concerning outstanding and exercisable Company common stock options at June 30, 2007:

			Weighted
		Number	Average	Weighted	Number	Weighted
Range of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		As of 06/30/07	Contractual	Exercise Price	As of 06/30/07	Exercise Price
$0.2500	$0.2500	2,260,000	9.28	$0.2500	50,000	$0.2500
$0.3000	$0.3000	650,000	9.75	$0.3000	0	$0.0000
$0.4600	$0.4600	1,000,000	8.52	$0.4600	1,000,000	$0.4600
$0.6000	$0.6000	5,000	8.47	$0.6000	1,666	$0.6000
$0.7000	$0.7000	300,000	9.20	$0.7000	0	$0.0000
$0.8250	$0.8250	40,452	7.30	$0.8250	40,452	$0.8250
$0.8300	$0.8300	1,524,164	7.56	$0.8300	970,148	$0.8300
$2.4750	$2.4750	350,000	6.75	$2.4750	350,000	$2.4750
$3.0000	$3.0000	425,885	6.91	$3.0000	425,885	$3.0000
$3.4500	$3.4500	14,999	7.18	$3.4500	10,441	$3.4500

$0.2500	$3.4500	6,570,500	8.50	$0.7499	2,848,592	$1.2259

In accordance with SFAS 123(R), the Company recorded approximately $111,000 and $187,000 and $400,000 and $792,000 of expense related to stock options which vested during the three and six months ended June 30, 2007 and 2006, respectively.

  Note 8 - Loss Per Share

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

Basic and diluted loss per share was determined as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Net loss from continuing operations (A)	$(3,974,529)	$(1,498,592)	$(6,624,832)	$(8,438,123)
Net income from discontinued operations (B)	$-	$-	$-	$2,050,000
Net loss (C)	$(3,974,529)	$(1,498,592)	$(6,624,832)	$(6,388,123)
Net loss attributable to common stockholders (D)	$(4,191,440)	$(1,522,342)	$(7,056,627)	$(6,427,706)
Weighted average outstanding shares of common stock (E)	58,567,995	49,988,634	57,589,922	50,819,151
Common stock and common stock equivalents (F)	58,567,995	49,988,634	57,589,922	50,819,151

Basic income (loss) per common share:
From continuing operations (A/E)	$(0.07)	$(0.03)	$(0.12)	$(0.17)
From discontinued operations (B/E)	$-	$-	$-	$0.04
Net loss per common share (C/E)	$(0.07)	$(0.03)	$(0.12)	$(0.13)
Net loss per common share attributable to common stockholders (D/E)	$(0.07)	$(0.03)	$(0.12)	$(0.13)

Diluted income (loss) per common share:
From continuing operations (A/F)	$(0.07)	$(0.03)	$(0.12)	$(0.17)
From discontinued operations (B/F)	$-	$-	$-	$0.04
Net loss per common share (C/F)	$(0.07)	$(0.03)	$(0.12)	$(0.13)
Diluted loss per common share attributable to common stockholders (D/F)	$(0.07)	$(0.03)	$(0.12)	$(0.13)

The calculation of the diluted loss per share for the three and six months ended June 30, 2007 excluded 6,570,500 shares, and the calculation of the diluted loss per share for the three and six months ended June 30, 2006 excluded 5,432,455 shares which were attributable to outstanding stock options because the effect was antidilutive. Additionally, the effect of warrants to purchase 4,887,332 shares of common stock which were issued between June 7, 2004 and June 30, 2006 were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2006 and the effect of 26,343,207 warrants which were issued between June 7, 2004 and June 30, 2007, and were outstanding as of June 30, 2007, were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2007 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 1,269,841 shares of common stock underlying the $2,000,000 convertible line of credit note to Taurus, 561,943 shares of common stock underlying the convertible promissory note to Sands (only with respect to the period ended June 30, 2006), 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and options to purchase 1,500,000 shares of common stock outstanding to Laurus. 2,166,666 shares underlying the TAG Notes dated June 2007 were also excluded from the calculation of loss per share for the three and six months ended June 30, 2007 as their effect was antidilutive.

Note 9 - Major Customers

During the three and six months ended June 30, 2007, the Company had sales relating to two major customers, Sapphire Technologies and ING comprising 15.1% and 16.1% and 12.7% and 10.9% of revenues, and totaling approximately $818,000 and $1,779,000 and $688,000 and $1,207,000, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $681,000 at June 30, 2007. As of June 30, 2007, Sapphire Technologies and ING accounted for approximately 20.1% and 1.9% of the Company’s accounts receivable balance, respectively.

During the three and six months ended June 30, 2006, the Company had sales relating to one major customer, Sapphire Technologies, comprising 22.8% and 24.2% of revenues, and totaling approximately $1,515,000 and $3,262,000, respectively. Amounts due from services provided to this customer included in accounts receivable was approximately $1,286,000 at June 30, 2006. As of June 30, 2006, Sapphire Technologies accounted for approximately 29.6% of the Company’s accounts receivable balance.

Note 10 - Commitments and Contingencies

Legal Proceedings

On March 21, 2007, we filed a lawsuit in the Superior Court of New Jersey against our former employees, Timothy Furey and Craig Cordasco.  We are alleging that Messrs. Furey and Cordasco misappropriated confidential information, broke their outstanding contractual obligations to us, unfairly competed, and tortuously interfered with economic gain.  We are seeking injunctive relief and monetary damages. On April 16, 2007, the Superior Court granted a temporary restraining order in our favor against Messrs. Furey and Cordasco from competing with our existing clients or disclosing our confidential information, and ordering them to return all Company equipment immediately. On May 9, 2007, Messrs. Furey and Cordasco filed their answer and counterclaim for tortious interference with economic advantage, abuse of process and breach of contract. On July 10, 2007, the court vacated the temporary restraints against the defendants since the restrictive covenant period in the applicable employment agreements had expired. Management believes the countersuit against the Company to be completely without merit and intends to vigorously defend the Company against this countersuit.

In July 2005, in conjunction with the acquisition of Integrated Strategies, Inc. (“ISI”), the Company issued a subordinated promissory note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principal stockholders of ISI. This note, along with $35,000 cash, was to be held in escrow for 15 months. This note matured on October 28, 2006. Pursuant to the indemnification provisions of the merger agreement among the Company and the Hocks, the $200,000 was to be held in escrow to cover any liabilities by any failure of any representation or warranty of ISI or the Hocks to be true and correct at or before the closing, and any act, omission or conduct of ISI and the Hocks prior to the closing, whether asserted or claimed prior to, or at or after, the closing. After the note matured, the Hocks requested the entire $200,000 from the Company, while the Company, after offsetting certain undisclosed liabilities, responded that the actual amount owed is significantly less. The Hocks then filed a lawsuit in the State of Florida on December 22, 2006 for recovery of the entire $200,000. On March 1, 2007, a circuit court in Hillsborough County, Florida denied the Company’s motion to dismiss the lawsuit for lack of jurisdiction without explanation to its ruling. The Company filed its answer to the Hocks complaint and its countersuit in July 2007. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action.

Lease Commitments:

		Office	Automobiles	Total	Subleases	Net

7/1/2007	6/30/2008	$366,511	$29,243	$395,754	89,425	$306,329
7/1/2008	6/30/2009	355,313	27,123	382,436	107,310	275,126
7/1/2009	6/30/2010	364,876	27,123	391,999	125,195	266,804
7/1/2010	6/30/2011	186,911	11,383	198,294	71,540	126,754
7/1/2011	6/30/2012	—	—	—	—	—
Total		$1,273,611	$94,872	$1,368,483	$393,470	$975,013

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

The Company recorded a lease impairment resulting from this sublease in the amount of $210,765. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Note 11 - Related Party Transactions

As of June 30, 2007, Scott Newman, our President and Chief Executive Officer, had no outstanding loan balance to the Company. The balance outstanding with respect to the loan from Glenn Peipert, our Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Robert C. DeLeeuw, our former Senior Vice President and President of our wholly owned subsidiary DeLeeuw Associates, Inc., and beneficial holder of approximately 10% of our outstanding common stock, executed a management consulting agreement with the Company in December 2006.  The agreement is for a period of one year, and may be renewed or extended at any time by mutual written consent of both parties.  Mr. DeLeeuw shall receive payment equal to ten percent (10%) of the monthly net profit for consulting services provided to the clients by the DeLeeuw Associates division/subsidiary of CSI.  In addition, Mr. DeLeeuw shall receive payment equal to ninety five percent (95%) of the gross billings invoiced to a certain client for billable services performed by Mr. DeLeeuw at that client.  Mr. DeLeeuw is currently representing the Company as a consultant at that client.  During the three and six months ended June 30, 2007, the Company invoiced this client $96,547 and $177,314 for services performed by Mr. DeLeeuw and paid him $100,015 and $182,939 related to both those services and to the 10% monthly net profit of the DeLeeuw Associates division/subsidiary, respectively.

Note 12 - Regulatory Agency Communications

On June 29, 2006, we received a letter from the American Stock Exchange (the “AMEX”) indicating that we are below certain of the AMEX's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the AMEX by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to the AMEX on July 31, 2006, and the AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the AMEX Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX .

On January 29, 2007, the Company received notice from the Staff of the AMEX indicating that the Company no longer complied with the AMEX’s continued listing standards due to the Company’s inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the AMEX .

In April 2007, the Company announced that it had been notified by the Hearings Department of the AMEX that the Company’s hearing had been cancelled. The Hearings Department indicated that the AMEX Listing Qualifications Staff recommended cancellation of the Company’s hearing after a review of the Company’s submission dated April 11, 2007, and other publicly available information. As a result, the Company will continue to be monitored by AMEX on a quarterly basis, however, is not currently subject to delisting proceedings.

Note 13 - Subsequent Events

In July 2007, Laurus Master Fund, Ltd. (“Laurus”) notified the Company of their intention to partially exercise 1,463,404 shares of the option issued on February 1, 2006. This option originally entitled Laurus to purchase 3,080,000 shares of Company common stock at an exercise price of $0.001 per share. Laurus had partially exercised this option in 2006, acquiring 1,580,000 shares of common stock. Subsequent to this exercise, Laurus will still have the right to acquire 36,596 shares of Company common stock under this option.

On June 27, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. This note is due on demand and is convertible into 1,333,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. In August 2007, this note and the related warrant was cancelled and four notes in the amount of $100,000 each were executed between the Company and each of the individual TAG Virgin Islands, Inc. investors, with the effective date of each Note remaining at June 27, 2007. Each of the four investors were also granted a warrant to purchase 333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. All other provisions of the June 27, 2007 Note and warrant remain the same in the four new notes.

Effective August 6, 2007, the Company and Scott Newman, the Company’s Chairman, President, and Chief Executive Officer, executed an amendment to Mr. Newman’s employment agreement dated March 26, 2004. Under the original employment agreement, Mr. Newman was entitled to receive an annual salary of $500,000. This amendment reduces Mr. Newman’s annual salary to $375,000 per year. All other provisions in the employment agreement remain in full force and effect.

Effective August 6, 2007, the Company and Glenn Peipert, the Company’s Executive Vice President and Chief Operating Officer, executed an amendment to Mr. Peipert’s employment agreement dated March 26, 2004. Under the original employment agreement, Mr. Peipert was entitled to receive an annual salary of $375,000. This amendment reduces Mr. Peipert’s annual salary to $315,000 per year. All other provisions in the employment agreement remain in full force and effect.

On August 6, 2007, at the 2007 Annual Meeting of Stockholders, the majority of our stockholders approved (1) the election of Scott Newman, Glenn Peipert, Lawrence K. Reisman, Frederick Lester, and Thomas Pear to the Board of Directors to serve until the 2008 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified; (2) the ratification of Friedman LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2007; and (3) to amend the Company’s 2003 Incentive Plan (the “Plan”) to increase the number of stock options reserved for issuance under the Plan from 10,000,000 to 20,000,000.

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

In addition to the conditions described above for growing the Company’s current business, the Company plans to continue to grow through acquisitions.  One of the Company’s objectives is to make acquisitions of companies offering services complementary to the Company’s lines of business. This is expected to accelerate the Company’s business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company’s offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States.  These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players.  To that end, the service industry has experienced consolidation during the past 36 months and the Company has been a participant in this consolidation. The Company has been active in acquiring companies during the last three years:

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three months ended June 30,		Selected Statement of Operations Data for the six months ended June 30,
	2007	2006	2007	2006

Net revenue	$5,412,932	$6,635,443	$11,060,870	$13,475,325
Gross profit	1,301,320	1,596,269	2,475,561	3,040,197
Net loss from continuing operations	(3,974,529)	(1,498,592)	(6,624,832)	(8,438,123)
Income from discontinued operations	—	—	—	2,050,000
Net loss	(3,974,529)	(1,498,592)	(6,624,832)	(6,388,123)
Net loss attributable to common stockholders	(4,191,440)	(1,522,342)	(7,056,627)	(6,427,706)
Basic income (loss) per common share:
From continuing operations	$(0.07)	$(0.03)	$(0.12)	$(0.17)
From discontinued operations	$—	$—	$—	$0.04
Net loss per common share	$(0.07)	$(0.03)	$(0.12)	$(0.13)
Net loss per common share attributable to common stockholders	$(0.07)	$(0.03)	$(0.12)	$(0.13)
Diluted income (loss) per common share:
From continuing operations	$(0.07)	$(0.03)	$(0.12)	$(0.17)
From discontinued operations	$—	$—	$—	$0.04
Net loss per common share	$(0.07)	$(0.03)	$(0.12)	$(0.13)
Diluted loss per common share attributable to common stockholders	$(0.07)	$(0.03)	$(0.12)	$(0.13)

	Selected Statement of Financial Position Data as of
	June 30, 2007	December 31, 2006

Working capital	$(3,389,558)	$(6,272,148)
Total assets	11,710,711	14,530,811
Long-term debt	1,811,370	1,769,154
Total stockholders' equity (deficit)	2,166,077	(513,129)

Three and Six Months Ended June 30, 2007 and 2006

Revenue

The Company’s revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues of $5.4 million and $11.1 million for the three and six months ended June 30, 2007 decreased by $1.2 million, or 18.4%, and $2.4 million, or 17.9%, as compared to revenues of $6.6 million and $13.5 million for the three and six months ended June 30, 2006, respectively.

Revenues for the Company are categorized by strategic consulting, business intelligence/data warehousing and data management. The chart below reflects revenue by line of business for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Strategic Consulting	$2,398,160	$2,968,066	$4,755,010	$5,859,320
Business Intelligence / Data Warehousing	2,283,692	2,929,174	4,752,560	6,128,843
Data Management	452,813	582,677	1,021,944	1,167,941
Reimburseable expenses	278,267	155,526	531,356	319,221
	$5,412,932	$6,635,443	$11,060,870	$13,475,325

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

Strategic consulting revenues of $2.4 million for the three months ended June 30, 2007 decreased by $0.6 million, or 19.2%, as compared to strategic consulting revenues of $3.0 million for the three months ended June 30, 2006. The $0.6 million decrease is primarily due to a $0.7 million revenue decrease from DeLeeuw Associates’s largest client, Bank of America, due a restructuring and resource reorganization at the bank which resulted in layoffs and a freeze in project budgets. Additionally, revenues derived from the Integrated Strategies division have declined by $0.4 million as compared to the prior year due to a continuing reduction in consultant headcount. Partially offsetting these declines are new DeLeeuw Associates strategic consulting projects, primarily six sigma related projects, which contributed approximately $0.5 million of revenue during the current period.

Strategic consulting revenues of $4.8 million for the six months ended June 30, 2007 decreased by $1.1 million, or 18.8%, as compared to strategic consulting revenues of $5.9 million for the six months ended June 30, 2006. The $1.1 million decrease is primarily due to a $1.3 million revenue decrease from DeLeeuw Associates’s largest client, Bank of America, due a restructuring and resource reorganization at the bank which resulted in layoffs and a freeze in project budgets. Additionally, revenues derived from the Integrated Strategies division have declined by $0.9 million as compared to the prior year due to a reduction in consultant headcount and a reduction in bill rates. Partially offsetting these declines are new DeLeeuw Associates strategic consulting projects, primarily six sigma related projects, which contributed approximately $1.1 million of revenue during the current period.

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

Business intelligence/data warehousing (“BI/DW”) revenues of $2.3 million for the three months ended June 30, 2007 decreased by $0.6 million, or 22.0%, as compared to business intelligence/data warehousing revenues of $2.9 million for the three months ended June 30, 2006. The decrease in BI/DW revenues for the three months ended June 30, 2007 is primarily due to a significant reduction in headcount in the group supporting Business Objects reporting primarily due to the restructuring and turnover experienced during the second half of 2006. As a result of a 21 person reduction in headcount in this group, there was a significant decline in billable hours for this group during the current period as compared to the prior year period. Three large projects which were ongoing during 2006 were completed and 2007 revenues were reduced by $1.0 million resulting from the completion of these projects. These declines were partially offset by new projects obtained by the Company during the current period.

Business intelligence/data warehousing (“BI/DW”) revenues of $4.8 million for the six months ended June 30, 2007 decreased by $1.4 million, or 22.5%, as compared to business intelligence/data warehousing revenues of $6.1 million for the three months ended June 30, 2006. The decrease in BI/DW revenues for the six months ended June 30, 2007 is primarily due to a significant reduction in headcount in the group supporting Business Objects reporting primarily due to the restructuring and turnover experienced during the second half of 2006. As a result of an 18 person reduction in headcount in this group, there was a significant decline in billable hours for this group during the current period as compared to the prior year period. Three large projects which were ongoing during 2006 were completed and 2007 revenues were reduced by $1.5 million resulting from the completion of these projects. These declines were partially offset by new projects obtained by the Company during the current period.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities primarily through its exclusive subcontractor agreement with its related party, LEC.

Data management revenues were $0.5 million for the three months ended June 30, 2007, decreasing $0.1 million, or 22.3%, as compared to $0.6 million for the three months ended June 30, 2006. The $0.1 million decrease in data management revenue is due to a 3 person reduction in the number of consultants required by our related party, LEC, to fulfill projects for their clients. LEC had several consultants complete their assignments and leave the projects during the current period and have not replaced the projects to date.

Data management revenues were $1.0 million for the six months ended June 30, 2007, decreasing $0.2 million, or 12.5%, as compared to $1.2 million for the six months ended June 30, 2006. The $0.2 million decrease in data management revenue is due to a 3 person reduction in the number of consultants required by our related party, LEC, to fulfill projects for their clients. LEC had several consultants complete their assignments and leave the projects during the current period and have not replaced the projects to date.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $4.1 million, or 76.0% of revenue for the three months ended June 30, 2007, representing a decrease of $0.9 million, or 18.4%, as compared to $5.0 million, or 75.9% of revenue for the three months ended June 30, 2006.

Cost of services was $3.4 million, or 74.0% of services revenue, for the three months ended June 30, 2007, representing a decrease of $0.9 million, or 20.5%, as compared to $4.3 million, or 73.4% of services revenue, for the three months ended June 30, 2006. This decline in cost of services is due to an overall 27.8% decline in the number of consultants on billing. Since the Company’s services revenue declined by approximately 21% as compared to the prior year, the cost of services declined as well. The Company had 96 and 133 billable consultants in the services category as of June 30, 2007 and 2006, respectively.

Cost of related party services was $0.4 million, or 84.3% of related party services revenue for the three months ended June 30, 2007, representing a decrease of $0.1 million, or 26.8%, as compared to $0.5 million, or 89.6% of related party services revenue for the three months ended June 30, 2006. Cost of related party services decreased for the three month period due to a decrease in the headcount required by LEC. Consultants required by LEC were 11 and 17 as of June 30, 2007 and 2006, respectively, representing a 35.3% decrease in consultants billable to LEC as compared to the prior year period.

Cost of revenue was $8.6 million, or 77.6% of revenue for the six months ended June 30, 2007, representing a decrease of $1.8 million, or 17.7%, as compared to $10.4 million, or 77.4% of revenue for the six months ended June 30, 2006.

Cost of services was $7.1 million, or 75.2% of services revenue for the six months ended June 30, 2007, representing a decrease of $1.9 million, or 20.8%, as compared to cost of services of $9.0 million, or 75.0% of services revenue, during the six months ended June 30, 2006. Since the Company’s services revenue declined by 21.0% as compared to the prior year, the cost of services declined accordingly. The Company had 96 and 133 billable consultants in the services category as of June 30, 2007 and 2006, respectively.

Cost of related party services was $0.9 million, or 90.0% of related party services revenue for the six months ended June 30, 2007, representing a decrease of $0.2 million, or 14.5%, as compared to $1.1 million, or 92.1% of related party services revenue for the six months ended June 30, 2006. Cost of related party services decreased for the three month period due to a decrease in the headcount required by LEC. Consultants required by LEC were 11 and 17 as of June 30, 2007 and 2006, respectively, representing a 35.3% decrease in consultants billable to LEC as compared to the prior year period.

Gross profit

Gross profit was $1.3 million, or 24.0% of revenue, and $2.5 million, or 22.4% of revenue, for the three and six months ended June 30, 2007, respectively, representing a decrease of $0.3 million, or 18.5%, and $0.5 million, or 18.6%, as compared to $1.6 million, or 24.1% of revenue, and $3.0 million, or 22.6% of revenue, for the three and six months ended June 30, 2006, respectively.

Gross profit from services was $1.2 million, or 26.0% of services revenue, and $2.3 million, or 24.8% of services revenue, for the three and six months ended June 30, 2007, respectively, representing a decrease of $0.4 million, or 22.9%, and $0.7 million, or 21.5%, as compared to $1.6 million, or 26.6% of services revenue, and $3.0 million, or 25.0% of services revenue, for the three and six months ended June 30, 2006, respectively. These decreases have been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $71,000, or 15.7% of related party services revenue, and $0.1 million, or 10.0% of related party services revenue, for the three and six months ended June 30, 2007, respectively, increasing by $10,000, or 16.7%, and $10,000, or 11.3%, as compared to the prior year’s gross profit of $61,000, or 10.4% of related party services revenue, and $0.1 million, or 7.9% of related party services revenue, for the three and six months ended June 30, 2006, respectively. These variances have been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.9 million, or 15.9% of revenue, and $1.7 million, or 15.6% of revenue, for the three and six months ended June 30, 2007, respectively, decreasing by $0.3 million, or 28.9%, and $0.7 million, or 28.1%, as compared to $1.2 million, or 18.3% of revenue, and $2.4 million, or 17.8% of revenue, for the three and six months ended June 30, 2006, respectively.

The $0.3 million decrease in selling and marketing expense for the three months ended June 30, 2007 as compared to the prior year is primarily due to a $0.2 million reduction in payroll expense primarily due to a three person reduction in headcount, a $0.1 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006.

The $0.7 million decrease in selling and marketing expense for the six months ended June 30, 2007 as compared to the prior year is primarily due to a $0.4 million reduction in payroll expense primarily due to a three person reduction in headcount, a $0.2 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006, and $0.1 million of various expense reductions related to immigration fees, dues & subscriptions, trade shows, travel, and others.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.1 million, or 19.7% of revenue, and $2.4 million, or 21.4% of revenue, for the three and six months ended June 30, 2007, respectively, decreasing by $0.3 million, or 23.4%, and $0.5 million, or 17.7%, as compared to $1.4 million, or 20.9% of revenue, and $2.9 million, or 21.3% of revenue, for the three and six months ended June 30, 2006, respectively.

The $0.3 million decrease in general and administrative expense for the three months ended June 30, 2007 as compared to the prior year is primarily due to a $0.2 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006 and a $0.1 million reduction in accounting fees.

The $0.5 million decrease in general and administrative expense for the six months ended June 30, 2007 as compared to the prior year is primarily due to a $0.4 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006, a $0.2 million reduction in payroll expense and a $0.1 million reduction in accounting fees. These reductions are partially offset by a $0.2 million increase in the allowance for doubtful accounts during the current period.

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

The Company has recorded a lease impairment resulting from this sublease in the amount of $210,765 during the six months ended June 30, 2007. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Goodwill impairment

During the three month period ended June 30, 2007, the Company learned that several Integrated Strategies (“ISI”) consultants will be ending their projects in the near term. Additionally, the continued margin pressure exerted by the vendor management organization structure utilized by ISI’s largest customer continues to unfavorably impact the economics of this division. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Due to the change in this business, the Company performed an interim impairment analysis during the three months ended June 30, 2007 and recorded a goodwill impairment of $0.6 million during this period.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively, remaining constant with $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively.

Other income (expense)

Gain / (loss) on financial instruments was zero and $19,000 for the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, the gain / (loss) on financial instruments was $0.7 million and ($1.5 million). The Company restructuring several debt instruments during the March 2007 quarter which eliminated the Company’s requirement to account for the financial instruments.

During the six months ended June 30, 2007, the Company recorded a ($0.3 million) loss on early extinguishment of debt as a result of the restructuring of the Laurus and Sands debt during March 2007. The Company recorded a loss on early extinguishment of debt during the six months ended June 30, 2006 of ($2.3 million).

Interest expense, net was $2.6 million and $3.6 million for the three and six months ended June 30, 2007, respectively, representing an increase of $1.6 million, or 154.7%, and $1.6 million, or 79.6%, as compared to interest expense of $1.0 million and $2.0 million for the three and six months ended June 30, 2006, respectively. The $1.6 million increase in interest expense for the three months and six months ended June 30, 2007 as compared to the prior year is primarily due to $0.1 million of interest expense related to the notes executed in March, April and June 2007, and $2.3 million of charges for accretion of warrants and beneficial conversion features related to convertible notes. These new interest expense charges were partially offset by a $0.1 million reduction in Laurus interest expense due to the repayment of the Overadvance in March 2007 and $0.7 million of reduced amortization of beneficial conversion features related to outstanding convertible notes and reduced warrant accretion.

Discontinued operations

In July 2005, the Company sold substantially all the assets of its subsidiary, Evoke Software Corporation, to Similarity Systems for cash and future consideration. In February 2006, Informatica Corporation acquired Similarity Systems and, as a result, the Company received a $2.05 million payment which was recorded as income from discontinued operations. There were no results from discontinued operations reported during the six month period ended June 30, 2007.

Liquidity and Capital Resources

The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, negative cash flows from operating activities for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, and had an accumulated deficit of ($57.6 million) at June 30, 2007. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern.

As of June 30, 2007, the Company had a cash balance of approximately $0.2 million and a working capital deficiency of ($3.4 million).

The Company has experienced continued losses that exceeded expectations from 2004 through June 30, 2007. The Company has addressed the resulting liquidity issue by entering into various debt instruments between August 2004 and June 2007 and, as of June 30, 2007 had approximately $6.6 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised $4.5 million and $0.75 million through the sale of common stock of the Company during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

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

The $4.25 million of new financing was in the form of a promissory note bearing a 10% annual interest rate and a maturity date of August 31, 2007. An additional $0.25 million of new financing, in the form of a promissory note bearing a 10% annual interest rate and a maturity date of August 31, 2007 was obtained in April 2007. Both notes, totaling $4.5 million were to automatically convert to common stock at such time as the Company has authorized shares sufficient to complete the transaction. These promissory notes were converted to common equity and the shares were issued in June 2007.

On April 27, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. In June 2007, the Note automatically converted into 833,333 shares of common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007 . The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

On June 27, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. This note is due on demand and is convertible into 1,333,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

The Company’s working capital deficit is ($3.4 million) as of June 30, 2007 compared to ($6.3 million) as of December 31, 2006, representing a $2.9 million improvement in the Company’s working capital. The primary reason for the improvement in working capital is a $4.8 million reduction in debt to Laurus via a $3.1 million reduction in the overadvance, a $0.5 million reduction in the term note, and a $1.2 million reduction in the outstanding line of credit balance. The reductions in the overadvance and term note were primarily funded by the $4.25 million financing transaction completed by the Company in March 2007. Partially offsetting this improvement in working capital are $1.9 million of items negatively impacting working capital comprised of a $0.1 million increase in accounts payable, a $0.2 million increase in short term notes payable due to the financing obtained in June 2007, a $1.1 million reduction in accounts receivable primarily due to the decline in revenue and a $0.5 million reduction in cash.

Cash used in operating activities during the six months ended June 30, 2007 was approximately ($0.8 million) compared to ($2.8 million) for the six months ended June 30, 2006. The improvement in cash used in operations was primarily the result of the Company’s effort to reduce operating and interest expense. The Company recorded a $6.6 million loss for the six months ended June 30, 2007, however, this loss included $4.9 million of non-cash charges for items including depreciation, amortization, stock compensation, goodwill impairment, lease impairment, loss on financial instruments and early extinguishment of debt. Additionally, changes in operating assets and liabilities reflect $1.0 million of cash provided by operations primarily due a $1.0 million decrease in accounts receivable.

Cash provided by investing activities was $43,000 in the current period compared to $2.05 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, the Company sold its equity investment in DeLeeuw Turkey for $50,000 and acquired

$6,500 of new computer equipment. The cash provided by investing activities of $2.05 million during the prior year period is the result of a settlement for future contingent consideration relating to the sale of Evoke Software in July 2005 to Similarity Systems.

Cash provided by financing activities was $0.3 million during the six months ended June 30, 2007 and $0.6 million during the six months ended June 30, 2006. The cash provided by financing activities during the current period resulted from the sale of $4.6 million of Company common stock and $0.7 million of proceeds from the issuance of short term notes, partially offset by $5.0 million in principal payments on outstanding debt.

On June 29, 2006, we received a letter from the American Stock Exchange (the “AMEX”) indicating that we are below certain of the AMEX's continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the AMEX by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to the AMEX on July 31, 2006, and the AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the AMEX Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX .

On January 29, 2007, the Company received notice from the Staff of the AMEX indicating that the Company no longer complied with the AMEX ’s continued listing standards due to the Company’s inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the AMEX .

In April 2007, the Company announced that it had been notified by the Hearings Department of the AMEX that the Company’s hearing had been cancelled. The Hearings Department indicated that the AMEX Listing Qualifications Staff recommended cancellation of the Company’s hearing after a review of the Company’s submission dated April 11, 2007, and other publicly available information. As a result, the Company will continue to be monitored by AMEX on a quarterly basis, however, is not currently subject to delisting proceedings.

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

As of June 30, 2007 and December 31, 2006, the Company had accounts receivable due from Leading Edge Communications Corp. (“LEC”), a related party, of approximately $0.3 million and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three and six months ended June 30, 2007 and 2006, we invoiced LEC $0.5 million and $1.0 million and $0.6 million and $1.2 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of June 30, 2007:

Lender	Type of facility	Outstanding as of June 30, 2007 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Laurus Master Fund, Ltd.	Line of Credit	$1,531,000	$0
Sands Brothers Venture Capital LLC and affiliates	Convertible Promissory Note	$620,000	$0
Taurus Advisory Group, LLC Investors	Convertible Promissory Notes	$4,150,000	$0

Glenn Peipert	Promissory Note	$100,000	$0
Larry and Adam Hock	Promissory Note	$200,000	$0
TOTAL		$6,601,000	$0

Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of June 30, 2007

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

The Company needs additional capital in order to continue its business operations. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of such notes on a month-to-month basis until the Company raises sufficient funds to pay the notes in full. Amounts outstanding under such notes at June 30, 2007 were $1.5 million. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

Recently Issued Accounting Pronouncements

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48 ”). — an interpretation of FASB Statement No. 109, Accounting for Income Taxes .” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48 , we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2 , “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The adoption of this FSP did not have a material impact on our consolidated   financial condition, results of operations, cash flows or disclosures.

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

At December 31, 2006, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $25.8 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change, as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007, which may place limitations on the current net loss carryforwards.

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

We believe that we have satisfactorily addressed the control deficiencies and material weaknesses relating to these matters, however, this is an ongoing process and continual monitoring will be required.

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

Our company also maintains a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. In connection with the preparation of this Quarterly Report, our management identified certain weaknesses in our internal control procedures, as discussed above. Our management and Board of Directors adopted corrective measures, and such corrective measures were incorporated into the controls and procedures of the Company, finally effective as of the third quarter 2006. As a result, no significant changes were made in our internal control over financial reporting during the Company’s second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 21, 2007, we filed a lawsuit in the Superior Court of New Jersey against our former employees, Timothy Furey and Craig Cordasco.  We are alleging that Messrs. Furey and Cordasco misappropriated confidential information, broke their outstanding contractual obligations to us, unfairly competed, and tortuously interfered with economic gain.  We are seeking injunctive relief and monetary damages. On April 16, 2007, the Superior Court granted a temporary restraining order in our favor against Messrs. Furey and Cordasco from competing with our existing clients or disclosing our confidential information, and ordering them to return all Company equipment immediately. On May 9, 2007, Messrs. Furey and Cordasco filed their answer and counterclaim for tortious interference with economic advantage, abuse of process and breach of contract. On July 10, 2007, the court vacated the temporary restraints against the defendants since the restrictive covenant period in the applicable employment agreements had expired. Management believes the countersuit against the Company to be completely without merit and intends to vigorously defend the Company against this countersuit.

In July 2005, in conjunction with the acquisition of Integrated Strategies, Inc. (“ISI”), the Company issued a subordinated promissory note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principal stockholders of ISI. This note, along with $35,000 cash, was to be held in escrow for 15 months. This note matured on October 28, 2006. Pursuant to the indemnification provisions of the merger agreement among the Company and the Hocks, the $200,000 was to be held in escrow to cover any liabilities by any failure of any representation or warranty of ISI or the Hocks to be true and correct at or before the closing, and any act, omission or conduct of ISI and the Hocks prior to the closing, whether asserted or claimed prior to, or at or after, the closing. After the note matured, the Hocks requested the entire $200,000 from the Company, while the Company, after offsetting certain undisclosed liabilities, responded that the actual amount owed is significantly less. The Hocks then filed a lawsuit in the State of Florida on December 22, 2006 for recovery of the entire $200,000. On March 1, 2007, a circuit court in Hillsborough County, Florida denied the Company’s motion to dismiss the lawsuit for lack of jurisdiction without explanation to its ruling. The Company filed its answer to the Hocks complaint and its countersuit in July 2007. Management believes the suit against the Company to be without merit and intends to vigorously defend the Company against this action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2007, we issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $250,000. The Note automatically converted in June 2007 into 833,333 shares of the Company’s common stock upon the effectiveness of the Information Statement on Schedule 14C. The investor was also granted a warrant to purchase 833,333 shares of Common Stock, exercisable at a price of $0.33 per share (subject to adjustment) and exercisable for a period of five years. These issuances were exempt from registration pursuant to Section 4(2) of the Act.

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. These issuances were exempt from registration pursuant to Section 4(2) of the Act.

On June 27, 2007, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $400,000. This note is due on demand and is convertible into 1,333,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. These issuances were exempt from registration pursuant to Section 4(2) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the stockholders was held on August 6, 2007.

(b)
All of the Company's director nominees, Scott Newman, Glenn Peipert, Lawrence K. Reisman, Frederick Lester and Thomas Pear were elected. There was no solicitation in opposition to the Company's nominees.

(c)	Matters voted on at the meeting and the number of votes cast:

1.	To elect five Directors to the Board of Directors to serve until the 2008 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified:

Voted For	For All Except	Withhold Authority
38,275,982	0	1

2.	To ratify the appointment by the Audit Committee of the Board of Directors of Friedman LLP, to serve as the Company’s independent auditors for the fiscal year ending December 31, 2007:

Voted For	Voted Against	Abstentions
38,277,617	57,052	1

3.	To amend the Company’s 2003 Incentive Plan (the “Plan”) to increase the number of stock options reserved for issuance under the Plan from ten million (10,000,000) to twenty million (20,000,000):

Voted For	Voted Against	Abstentions
34,903,394	156,734	0

Item 5. Other Information

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

On June 27, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. This note is due on demand and is convertible into 1,333,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

In August 2007, this note and the related warrant was cancelled and four notes in the amount of $100,000 each were executed between the Company and each of the individual TAG Virgin Islands, Inc. investors, with the effective date of each Note remaining at June 27, 2007. Each of the four investors were also granted a warrant to purchase 333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. All other provisions of the June 27, 2007 Note and warrant remain the same in the four new notes.

Item 6.  Exhibits

10.1	10% Convertible Unsecured Note issued to the Investor, dated June 6, 2007.

10.2	Common Stock Purchase Warrant issued to the Investor, dated June 6, 2007.

10.3	10% Convertible Unsecured Note issued to the Investor, dated June 27, 2007.

10.4	Common Stock Purchase Warrant issued to the Investor, dated June 27, 2007.

10.5	Amendment No. 1 to Employment Agreement among Registrant and Glenn Peipert, dated August 6, 2007.

10.6	Amendment No. 1 to Employment Agreement among Registrant and Scott Newman, dated August 6, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Conversion Services International, Inc.

Date: August 8, 2007	By:	/s/ Scott Newman
Scott Newman President, Chief Executive Officer and Chairman