Form 10-K/A
period 2006-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2007-09-05
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

  DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to this Annual Report on Form 10-K for the year ended December 31, 2006 was filed in order to provide selected quarterly financial data required by Item 302 of Regulation S-K and to clarify our disclosure of the effectiveness of the Company’s controls and procedures.

Part II, Item 9A. was amended to reflect the controls and procedures disclosure and the Notes to Consolidated Financial Statements have been amended to include Note-25, Quarterly Information. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing. All information contained in this document and the original filing is subject to updating and supplementing as provided in periodic reports subsequent to the original filing date of this Form 10-K/A with the Securities and Exchange Commission.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms due to a control deficiency related to lack of certain internal controls over period-end financial reporting.

In connection with the preparation of our Annual Reports for the years ended December 31, 2004 and December 31, 2005, our management identified certain weaknesses in our internal control procedures and in our evaluation of complex financing transactions in 2004 and 2005, and in the valuation and purchase accounting of our acquisitions in 2004. In addition, management previously identified another internal control matter regarding period-end financial reporting related to the identification of transactions, primarily contractual, and accounting for them in the proper periods. We believe that we have satisfactorily addressed the control deficiencies and material weakness relating to the accounting for complex financing transactions and the valuation and purchase accounting for acquisitions during 2005 and 2006. The following action plan has been established to address the control deficiency related to the lack of certain internal controls over period-end financial reporting.

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

/s/ Friedman LLP

East Hanover, New Jersey
March 29, 2007, except for note 25 as to which the date is September 5, 2007

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

Note 25 - Quarterly Information (unaudited)

The following tables contain selected quarterly financial data for the fiscal years 2006 and 2005. Our Evoke Software Corporation subsidiary (“Evoke”) was sold in July 2005 and, subsequent to that date, we accounted for Evoke as a discontinued operation. As a result, the operating results of this business have been segregated from continuing operations in our financial statements and in these tables.

	For the three months ended:
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Revenue	$6,839,882	$6,635,443	$6,067,143	$6,131,589
Gross profit	1,443,928	1,596,269	1,146,863	1,556,063
Loss from operations	(1,437,073)	(1,205,023)	(2,020,690)	(1,269,333)
Loss from continuing operations	(6,876,198)	(1,403,592)	(1,902,487)	(1,479,501)
Income from discontinued operations	2,050,000	-	-	-
Net loss	(4,826,198)	(1,403,592)	(1,902,487)	(1,479,501)
Net loss attributable to common stockholders	$(4,905,364)	$(1,522,342)	$(2,079,502)	$(1,696,920)

Basic loss per common share from continuing operations	$(0.13)	$(0.03)	$(0.04)	$(0.03)
Basic income per common share from discontinued operations	$0.04	$-	$-	$-
Basic loss per common share	$(0.09)	$(0.03)	$(0.04)	$(0.03)
Basic loss per common share attributable to common stockholders	$(0.09)	$(0.03)	$(0.04)	$(0.04)

Diluted loss per common share from continuing operations	$(0.13)	$(0.03)	$(0.04)	$(0.03)
Diluted income per common share from discontinued operations	$0.04	$-	$-	$-
Diluted loss per common share	$(0.09)	$(0.03)	$(0.04)	$(0.03)
Diluted loss per common share attributable to common stockholders	$(0.09)	$(0.03)	$(0.04)	$(0.04)
Weighted average common shares used to compute income (loss) per common share:
Basic	51,658,897	49,988,634	51,921,996	53,577,979
Diluted	51,658,897	49,988,634	51,921,996	53,577,979

	For the three months ended:
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenue	$6,245,115	$6,583,837	$7,700,423	$7,100,534
Gross profit	1,704,660	1,817,271	1,915,649	1,659,926
Loss from operations	(1,254,117)	(989,691)	(1,607,056)	(2,224,244)
Income (loss) from continuing operations	(2,256,782)	2,352,587	(5,085,874)	975,767
Income (loss) from discontinued operations	(583,296)	(365,491)	(146,727)	(8,457)
Net income (loss)	(2,840,078)	1,987,096	(5,232,601)	967,310
Net income (loss) attributable to common stockholders	$(2,840,078)	$1,987,096	$(5,232,601)	967,310

Basic income (loss) per common share from continuing operations	$(0.05)	$0.05	$(0.10)	$0.02
Basic income (loss) per common share from discontinued operations	$(0.01)	$(0.01)	$-	$-
Basic income (loss) per common share	$(0.06)	$0.04	$(0.10)	$0.02
Basic income (loss) per common share attributable to common stockholders	$(0.06)	$0.04	$(0.10)	$0.02

Diluted income (loss) per common share from continuing operations	$(0.05)	$0.05	$(0.10)	$0.02
Diluted income (loss) per common share from discontinued operations	$(0.01)	$(0.01)	$-	$-
Diluted income (loss) per common share	$(0.06)	$0.04	$(0.10)	$0.02
Diluted income (loss) per common share attributable to common stockholders	$(0.06)	$0.04	$(0.10)	$0.02
Weighted average common shares used to compute income (loss) per common share:
Basic	51,531,664	52,344,049	53,676,751	54,093,866
Diluted	51,531,664	52,344,049	53,676,751	54,093,866

Information previously reported on Form 10Q has been modified in this disclosure due to a reclassification of accretion of issuance costs associated with convertible preferred stock from interest expense to a component of the net loss attributable to common stockholders as follows:

	For the three months ended:
	March 31, 2006		June 30, 2006		September 30, 2006
	As reported	Restated	As reported	Restated	As reported	Restated

Interest expense	$978,381	$915,048	$1,019,498	$924,498	$729,624	$605,249
Income (loss) from continuing operations	(6,939,531)	(6,876,198)	(1,498,592)	(1,403,592)	(2,026,862)	(1,902,487)
Net income (loss)	(4,889,531)	(4,826,198)	(1,498,592)	(1,403,592)	(2,026,862)	(1,902,487)
Accretion of issuance costs associated with convertible preferred stock	-	63,333	-	95,000	-	124,375
Net income (loss) attributable to common stockholders	$(4,905,364)	$(4,905,364)	$(1,522,342)	$(1,522,342)	$(2,079,502)	$(2,079,502)

Note 26 - Subsequent Events

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

Dated: September 5, 2007
/s/ Scott Newman
Scott Newman
President, Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Newman Scott Newman	President, Chief Executive Officer and Chairman	September 5, 2007

/s/ William Hendry William Hendry	Vice President, Chief Financial Officer and Treasurer	September 5, 2007

/s/ Glenn Peipert Glenn Peipert	Executive Vice President, Chief Operating Officer and Director	September 5, 2007

/s/ Lawrence K. Reisman Lawrence K. Reisman	Director	September 5, 2007

/s/ Thomas Pear Thomas Pear	Director	September 5, 2007

/s/ Frederick Lester Frederick Lester	Director	September 5, 2007