Form 10-Q
period 2007-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2007-11-13
CIK 934306

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer   ☐                     Accelerated filer   ☐                     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, $0.001 par value per share	78,959,945 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and nine months ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$29,479	$668,006
Accounts receivable, net of allowance for doubtful accounts of $330,092 and $279,422 as of September 30, 2007 and December 31, 2006, respectively	3,220,713	3,912,000
Accounts receivable from related parties, net of allowance for doubtful accounts of zero and $8,972 as of September 30, 2007 and December 31, 2006, respectively	326,741	330,006
Prepaid expenses	115,495	132,087
TOTAL CURRENT ASSETS	3,692,428	5,042,099

PROPERTY AND EQUIPMENT, at cost, net	188,148	265,084

OTHER ASSETS
Goodwill; (Note 4)	6,269,650	6,826,705
Intangible assets, net of accumulated amortization of $1,657,637 and $1,265,958 as of September 30, 2007 and December 31, 2006, respectively	875,177	1,266,856
Deferred financing costs, net of accumulated amortization of $95,652 and $52,609 as of September 30, 2007 and December 31, 2006, respectively	14,348	57,391
Discount on debt issued, net of accumulated amortization of $2,053,691 and $1,793,921 as of September 30, 2007 and December 31, 2006, respectively	526,310	786,079
Equity investments	84,952	176,152
Other assets	304,844	110,445
	8,075,281	9,223,628

Total Assets	$11,955,857	$14,530,811

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit; (Note 5)	$1,915,045	$5,795,552
Current portion of long-term debt	15,258	578,685
Accounts payable and accrued expenses	2,436,935	2,009,729
Short term notes payable; (Note 6)	2,935,191	2,745,000
Deferred revenue	34,430	74,450
Related party note payable; (Note 12)	98,999	110,831
TOTAL CURRENT LIABILITIES	7,435,858	11,314,247

LONG-TERM DEBT, net of current portion	1,834,111	1,769,154
DEFERRED TAXES	363,400	363,400
Total Liabilities	9,633,369	13,446,801

CONVERTIBLE PREFERRED STOCK, $0.001 par value, $100 stated value, 20,000,000 shares authorized.

SERIES A CONVERTIBLE PREFERRED STOCK, 19,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	633,333	348,333

SERIES B CONVERTIBLE PREFERRED STOCK, 20,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	-	1,248,806

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized;
77,923,174 and 57,625,535 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	77,923	57,625
SERIES B CONVERTIBLE PREFERRED STOCK, 20,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,352,883	-
Additional paid in capital	59,076,236	50,829,255
Treasury stock, at cost, 1,145,382 shares in treasury as of September 30, 2007 and December 31, 2006, respectively	(423,869)	(423,869)
Accumulated deficit	(58,394,018)	(50,976,140)
Total Stockholders' Equity (Deficit)	1,689,155	(513,129)

Total Liabilities and Stockholders' Equity (Deficit)	$11,955,857	$14,530,811

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUE:
Services	$4,786,700	$5,190,322	$14,261,026	$17,178,485
Related party services	438,321	698,739	1,460,265	1,866,680
Reimbursable expenses	232,454	178,082	797,054	497,303
	5,457,475	6,067,143	16,518,345	19,542,468
COST OF REVENUE:
Services (inclusive of stock based compensation of zero and $0.2 million and $0.1 million and $0.3 million for the three and nine months ended September 30, 2007 and 2006, respectively).	3,287,460	4,062,219	10,411,797	13,057,721
Related party services	397,213	660,299	1,316,833	1,736,311
Consultant expenses	318,021	197,762	859,373	561,376
	4,002,694	4,920,280	12,588,003	15,355,408
GROSS PROFIT	1,454,781	1,146,863	3,930,342	4,187,060

OPERATING EXPENSES
Selling and marketing (inclusive of stock based compensation of $0.1 million for the three and nine months ended September 30, 2007 and $0.2 million and $0.4 million for the three and nine months ended September 30, 2006).	877,316	1,167,067	2,600,983	3,565,446
General and administrative (inclusive of stock based compensation of $0.1 million and zero for the three and nine months ended September 30, 2007 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2006).	1,030,437	1,559,658	3,395,334	4,431,923
Lease impairment	-	-	210,765	-
Goodwill impairment	-	245,000	557,055	245,000
Depreciation and amortization	142,111	195,828	518,206	607,477
	2,049,864	3,167,553	7,282,343	8,849,846
LOSS FROM OPERATIONS	(595,083)	(2,020,690)	(3,352,001)	(4,662,786)

OTHER INCOME (EXPENSE)
Equity in loss from investments	(3,649)	(37,339)	(15,630)	(48,005)
Gain (loss) on financial instruments	-	760,791	19,329	(715,212)
Loss on early extinguishment of debt	-	-	(288,060)	(2,311,479)
Interest expense, net	(194,314)	(605,249)	(3,781,516)	(2,444,795)
	(197,963)	118,203	(4,065,877)	(5,519,491)
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(793,046)	(1,902,487)	(7,417,878)	(10,182,277)
INCOME TAXES	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(793,046)	(1,902,487)	(7,417,878)	(10,182,277)

DISCONTINUED OPERATIONS:				-
Gain on disposal of discontinued operations	-	-	-	2,050,000
	-	-	-	2,050,000
NET LOSS	(793,046)	(1,902,487)	(7,417,878)	(8,132,277)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(124,375)	(389,076)	(282,708)
Dividends on convertible preferred stock	(70,380)	(52,640)	(208,099)	(92,223)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(958,426)	$(2,079,502)	$(8,015,053)	$(8,507,208)

Basic net loss per common share from continuing operations	$(0.01)	$(0.04)	$(0.12)	$(0.20)
Basic net income per common share from discontinued operations	$-	$-	$-	$0.04
Basic net loss per common share	$(0.01)	$(0.04)	$(0.12)	$(0.16)
Basic net loss per common share attributable to common stockholders	$(0.01)	$(0.04)	$(0.13)	$(0.17)

Diluted net loss per common share from continuing operations	$(0.01)	$(0.04)	$(0.12)	$(0.20)
Diluted net income per common share from discontinued operations	$-	$-	$-	$0.04
Diluted net loss per common share	$(0.01)	$(0.04)	$(0.12)	$(0.16)
Diluted net loss per common share attributable to common stockholders	$(0.01)	$(0.04)	$(0.13)	$(0.17)

Weighted average shares used to compute net income (loss) per common share:
Basic	73,796,475	51,921,996	63,106,416	51,190,806
Diluted	73,796,475	51,921,996	63,106,416	51,190,806
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,417,878)	$(8,132,277)
Net income from discontinued operations	-	2,050,000
Net loss from continuing operations	$(7,417,878)	$(10,182,277)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	83,484	115,850
Amortizaton of intangible assets	391,679	432,081
Amortization of debt discounts	259,770	777,498
Amortization of relative fair value of warrants issued	2,965,106	856,419
Amortization of deferred financing costs	43,043	59,546
Loss on sale of equity investment	25,569	-
Stock and stock option based compensation	316,197	1,200,770
(Gain) loss on change in fair value of financial instruments	(19,329)	715,212
Goodwill & intangibles impairment	557,055	245,000
Lease impairment	210,765	-
Loss on early extinguishment of debt	288,060	2,311,479
Increase (decrease) in allowance for doubtful accounts	41,698	(141,483)
Loss from equity investments	15,630	48,006
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	640,617	(117,149)
Decrease in accounts receivable from related party	12,237	192,840
(Increase) decrease in prepaid expenses	16,592	(25,154)
Decrease in goodwill	-	56,830
(Increase) decrease in other assets	(194,399)	1,865
Increase (decrease) in accounts payable and accrued expenses	129,489	(525,659)
Decrease in deferred revenue	(40,020)	(20,206)
Net cash used in operating activities	(1,674,635)	(3,998,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,548)	-
Proceeds from the sale of equity investment in DeLeeuw Turkey	50,000	-
Net cash provided by investing activities from continuing operations	43,452	-
Net proceeds from the sale of discontinued operations	-	2,050,000
Net cash provided by investing activities	43,452	2,050,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayments) under line of credit	(3,380,507)	72,177
Proceeds from issuance of short-term note payable	650,000	500,000
Proceeds from issuance of long-term note payable	-	381,256
Deferred financing costs	-	(110,000)
Principal payments on short-term debt	(1,195,455)	-
Principal payments on long-term debt	-	(318,182)
Proceeds from the issuance of Company common stock	4,965,658	34,663
Acquisition of treasury stock	-	(1,848,869)
Proceeds from the issuance of Series A Convertible Preferred Stock	-	1,900,000
Proceeds from the issuance of Series B Convertible Preferred Stock	-	2,000,000
Principal payments on capital lease obligations	(28,025)	(88,809)
Principal payments on related party notes	(19,015)	(486,976)
Net cash provided by financing activities	992,656	2,035,260

NET INCREASE (DECREASE) IN CASH	(638,527)	86,728
CASH, beginning of period	668,006	176,073

CASH, end of period	$29,479	$262,801

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$344,455	$576,341
Cash paid for income taxes	-	-
Common stock purchase warrant issued in settlement of Laurus debt	500,000
Series A Convertible Preferred Stock dividend satisfied by issuance of Company common stock		39,583
Related Party note payable repayment through issuance of Company common stock		1,154,382

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
The Company did not enter into any capital lease arrangements during the three or nine months ended September 30, 2007 or 2006.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 and other reports filed with the Securities and Exchange Commission.

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

Revenue recognition

Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenues on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and the actual cost incurred for consultant expenses is included in cost of services.

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

Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five years. The approved vendor status intangible asset was being amortized over an estimated life of forty months, which expired in June 2007. The proprietary presentation format intangible asset is being amortized over an estimated life of three years. The customer relationship intangible asset is being amortized over an estimated life of thirty months.

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

The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2007 was $0.25 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2007, Bank of America accounted for approximately 20.1% of the Company’s accounts receivable balance.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At September 30, 2007, the Company had not entered into any transactions which were considered hedges under SFAS 133.

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

Note 2: Going concern

The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, negative cash flows from operating activities for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, and had an accumulated deficit of ($58.4 million) at September 30, 2007. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of September 30, 2007, the Company had a cash balance of approximately $29,000 and a working capital deficiency of ($3.7 million).

The Company has experienced continued losses that exceeded expectations from 2004 through September 30, 2007. The Company has addressed the resulting liquidity issue by entering into various debt instruments between August 2004 and June 2007 and, as of September 30, 2007 had approximately $7.0 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised $4.9 million and $0.75 million through the sale of common stock of the Company during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

The Company obtained $4.25 million in new financing in March 2007 and repaid both the Laurus overadvance and the Laurus term note, in full, through a combination of a $3.1 million cash payment and $0.5 million in a warrant to purchase common stock. Additionally, a $0.5 million cash payment was paid to Sands. A final cash payment of $0.4 million and additional common stock and warrants is to be made in the fourth calendar quarter of 2007 to satisfy the Sands obligation in full.

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

On August 24, 2007, the Company executed a Stock Purchase Agreement (the “Agreement”) with a certain investor represented by TAG Virgin Islands, Inc. Pursuant to this Agreement, the Company sold 550,000 shares of $0.001 par value common stock to the investor at the purchase price of $0.21 per share for an aggregate purchase price of $115,500. The investor was also granted a warrant to purchase 550,000 shares of Common Stock, exercisable at a price of $0.22 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant.

On September 4, 2007, the Company executed a Stock Purchase Agreement (the “Agreement”) with certain investors represented by TAG Virgin Islands, Inc. Pursuant to this Agreement, the Company sold an aggregate of 1,140,000 shares of $0.001 par value common stock to the investors at the purchase price of $0.21 per share for an aggregate purchase price of $239,400. The investors were also granted warrants to purchase an aggregate of 1,140,000 shares of Common Stock, exercisable at a price of $0.22 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant.

As of October 19, 2007, the Company executed a Stock Purchase Agreement for a private offering of between $4.3 million and $5.0 million of the Company’s common stock. The private offering is to be consummated in multiple closings with the final closing to be completed on or before December 28, 2007. As of November 9, 2007, the Company has received $375,000 and issued 1,875,000 shares of Company common stock, based upon a $0.20 per share market price on the date the funds were received. Additionally, warrants to purchase 1,875,000 shares of Company common stock were issued with an exercise price of $0.22 per share and they are exercisable for five years. Upon completion of this transaction, the Company anticipates that it will have adequate capital to fund its operations for the upcoming 12 month period. See Note 13, Subsequent Events, for further disclosure of this transaction.

The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of such notes on a month-to-month basis until the Company raises sufficient funds to pay the notes in full. Amounts outstanding under such notes at September 30, 2007 were $1.5 million. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

Note 3:  Recently Issued Accounting Pronouncements

 ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48 ”). — an interpretation of FASB Statement No. 109, Accounting for Income Taxes .” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2 , “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its consolidated   financial condition, results of operations, cash flows or disclosures .

Note 4 - Goodwill

During the nine months ended September 30, 2007, the Company learned that several Integrated Strategies (“ISI”) consultants were to be ending their projects. Additionally, the continued margin pressure exerted by the vendor management organization structure utilized by ISI’s largest customer continues to unfavorably impact the economics of this division. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Due to the change in this business, the Company performed an interim impairment analysis during the three month period ended June 30, 2007 and recorded a goodwill impairment of $0.6 million.

Note 5 - Line of credit

On February 1, 2006, the Company restructured its financing with Laurus by entering into financing agreements with Laurus which removed all conversion features in the originally issued notes, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company’s common stock to Laurus (the “Option”) at an exercise price of $0.001 per share. The Company had no obligation to meet financial covenants under the notes. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July and November 2005) at a 5% premium. The Notes bore an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.75% as of September 30, 2007) plus 1%, with a floor of 5.0%. Payments and interest were to be made in monthly installments until maturity of the Notes on December 31, 2007. In addition, payments of principal on the Term Note were to be made in equal monthly amounts until maturity of the Notes on December 31, 2007. A common stock purchase warrant issued to Laurus in August 2004 provided Laurus with the right to purchase 800,000 shares of the Company’s common stock. The exercise price for the first 400,000 shares acquired under the warrant is $4.35 per share, the exercise price for the next 200,000 shares acquired under the warrant is $4.65 per share, and the exercise price for the final 200,000 shares acquired under the warrant is $5.25 per share. The common stock purchase warrant expires on August 15, 2011. Laurus partially exercised its option and purchased 1,580,000 shares of the Company’s common stock effective July 6, 2006. In July 2007, Laurus partially exercised its option and purchased 1,463,404 shares of the Company’s common stock.

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

Pursuant to the Overadvance Letter Agreement (the "Letter") dated as of February 1, 2006 among the Company, its subsidiaries and Laurus, the Company was to pay Laurus approximately $258,424 per month, starting February 1, 2007, until the aggregate principal amount of $3,101,084 was paid in full (the Company made the first two payments in February 2007). In March 2007, the Company and Laurus agreed that the Company would pay to Laurus $2,084,237 and issue a warrant to purchase 1,785,714 shares of common stock at an exercise price of $0.01 as final payment to satisfy the Letter in full. Laurus purchased 1,767,857 of the shares relating to this warrant in September 2007. Also in March 2007, the Company satisfied the outstanding amount on the outstanding term note issued to Laurus on February 1, 2006, with a cash payment to Laurus of $409,722.

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

As of September 30, 2007, Laurus owned approximately 5,441,099 shares of the Company’s common stock, the option to purchase up to 36,596 shares of the Company's common stock, a warrant to purchase 17,857 shares of common stock, the warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.35 per share, the warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $4.65 per share and the warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $5.25 per share.

As of September 30, 2007, $1,915,045 remained outstanding to Laurus under the line of credit.

Note 6 - Short term notes payable

On September 22, 2005, upon maturity of the September 2004 notes, the Company issued Amended and Restated Senior Subordinated Convertible Promissory Notes (the "Sands Notes") to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC, and Sands Brothers Venture Capital IV LLC (collectively, the “Funds”) equaling $1.08 million in the aggregate, each with an annual interest rate of 12% expiring on January 1, 2007. The Funds, in exchange for an extension fee of $15,000, agreed to extend the maturity dates of the Sands Notes to February 1, 2007 and then, upon maturity and in exchange for a $150,000 payment to be applied against the principal balance outstanding of the Sands Notes, agreed to extend the maturity date to March 1, 2007. On March 1, 2007, the Company, and each of the Funds, agreed that the Company will pay the Funds $900,000 cash during 2007, as well as issue shares of common stock with an aggregate value of $257,937 and warrants to purchase common stock as final payment, in four installments during 2007, to satisfy the Sands Notes in full. The Company estimated the total number of warrants to be issued to be 966,934 with 50%, or 483,467 shares, to have an exercise price at a 10% premium to the market price and the remaining 50%, or 483,467 shares, to have an exercise price of $0.50 per share. The Company made its first two installments in the amount of $500,000 during March 2007 and the third installment in the amount of $150,000 during October 2007. The final cash payment in the amount of $250,000 is due during December 2007.

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

On March 1, 2007, the Company issued a 10% Convertible Unsecured Note (the "TAG Note") to an investor represented by TAG Virgin Islands, Inc. for $4.0 million. The TAG Note was to automatically convert into 13,333,333 shares of the Company's common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007 (the "Information Statement"). The investor was also granted a warrant to purchase 13,333,333 shares of the common stock, exercisable at a price of $0.33 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the TAG Note and the warrant. Such registration rights are more fully set forth in the Registration Rights Agreement.   The TAG Note was subsequently amended in March 2007 to $4.25 million and the number of shares of common stock that the TAG Note will convert into was increased to 14,166,667 shares of common stock. Additionally, the warrant was also amended to entitle the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. In June 2007, the note automatically converted to equity and the 14,166,667 shares were issued to the investor.

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 1,333,333 shares of Company common stock to be $164,706. Since the notes are due on demand, this relative fair value was immediately charged to interest expense. The assumptions used in the relative fair value calculation were as follows: Company stock price on June 27, 2007 of $0.23 per share; exercise price of the warrants of $0.33 per share; five year term; volatility of 158.58%; annual rate of dividends of 0%; and a risk free interest rate of 4.95%.

Note 7 - Common Stock

On August 24, 2007, we executed a Stock Purchase Agreement (the “Agreement”) with a certain investor represented by TAG Virgin Islands, Inc. Pursuant to this Agreement, the Company sold 550,000 shares of $0.001 par value common stock to the investor at the purchase price of $0.21 per share for an aggregate purchase price of $115,500. The investor was also granted a warrant to purchase 550,000 shares of Common Stock, exercisable at a price of $0.22 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant.

On September 4, 2007, we executed a Stock Purchase Agreement (the “Agreement”) with certain investors represented by TAG Virgin Islands, Inc. Pursuant to this Agreement, the Company sold an aggregate of 1,140,000 shares of $0.001 par value common stock to the investors at the purchase price of $0.21 per share for an aggregate purchase price of $239,400. The investors were also granted warrants to purchase an aggregate of 1,140,000 shares of Common Stock, exercisable at a price of $0.22 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant.

Note 8 - Stock Based Compensation

The 2003 Incentive Plan (“2003 Plan”) authorizes the issuance of up to 20,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant. On August 6, 2007, a majority of the Company’s shareholders voted to increase the number of shares authorized under the 2003 Incentive Plan to 20,000,000 shares from the previous authorized amount of 10,000,000 shares.

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the nine months ended September 30, 2007 or during the years ended December 31, 2006, 2005 or 2004.

The following summarizes the stock option transactions under the 2003 Plan during 2007:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2006	6,836,115	$0.82
Options granted	500,000	0.30
Options exercised	-	-
Options canceled	(1,229,500)	0.97
Options outstanding at September 30, 2007	6,106,615	$0.74

The following table summarizes information concerning outstanding and exercisable Company common stock options at September 30, 2007 :
Range of Exercise Prices		Number Outstanding As of 09/30/07	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable As of 09/30/07	Weighted Average Exercise Price
$0.2500	$0.2500	2,090,000	9.03	$0.2500	0	$0.0000
$0.3000	$0.3000	550,000	9.48	$0.3000	0	$0.0000
$0.4600	$0.4600	1,000,000	8.27	$0.4600	1,000,000	$0.4600
$0.6000	$0.6000	5,000	8.22	$0.6000	1,666	$0.6000
$0.7000	$0.7000	300,000	8.95	$0.7000	100,000	$0.7000
$0.8250	$0.8250	40,452	7.05	$0.8250	40,452	$0.8250
$0.8300	$0.8300	1,415,166	7.25	$0.8300	864,484	$0.8300
$2.4750	$2.4750	300,000	6.49	$2.4750	300,000	$2.4750
$3.0000	$3.0000	392,331	6.66	$3.0000	392,331	$3.0000
$3.4500	$3.4500	13,666	6.95	$3.4500	13,666	$3.4500

$0.2500	$3.4500	6,106,615	8.23	$0.7427	2,712,599	$1.1976

In accordance with SFAS 123(R), the Company recorded approximately $123,000 and $310,000 and $405,000 and $1,200,000 of expense related to stock options which vested during the three and nine months ended September 30, 2007 and 2006, respectively.

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

Basic and diluted loss per share was determined as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Net loss from continuing operations (A)	$(793,046)	$(1,902,487)	$(7,417,878)	$(10,182,277)
Net income from discontinued operations (B)	$-	$-	$-	$2,050,000
Net loss (C)	$(793,046)	$(1,902,487)	$(7,417,878)	$(8,132,277)
Net loss attributable to common stockholders (D)	$(958,426)	$(2,079,502)	$(8,015,053)	$(8,507,208)
Weighted average outstanding shares of common stock (E)	73,796,475	51,921,996	63,106,416	51,190,806
Common stock and common stock equivalents (F)	73,796,475	51,921,996	63,106,416	51,190,806

Basic income (loss) per common share:
From continuing operations (A/E)	$(0.01)	$(0.04)	$(0.12)	$(0.20)
From discontinued operations (B/E)	$-	$-	$-	$0.04
Net loss per common share (C/E)	$(0.01)	$(0.04)	$(0.12)	$(0.16)
Net loss per common share attributable to common stockholders (D/E)	$(0.01)	$(0.04)	$(0.13)	$(0.17)

Diluted income (loss) per common share:
From continuing operations (A/F)	$(0.01)	$(0.04)	$(0.12)	$(0.20)
From discontinued operations (B/F)	$-	$-	$-	$0.04
Net loss per common share (C/F)	$(0.01)	$(0.04)	$(0.12)	$(0.16)
Diluted loss per common share attributable to common stockholders (D/F)	$(0.01)	$(0.04)	$(0.13)	$(0.17)

The calculation of the diluted loss per share for the three and nine months ended September 30, 2007 excluded 6,106,615 shares and the calculation of the diluted loss per share for the three and nine months ended September 30, 2006 excluded 5,179,397 shares which were attributable to outstanding stock options because the effect was antidilutive. Additionally, the effect of warrants to purchase 6,163,803 shares of common stock which were issued between June 7, 2004 and September 30, 2006 were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2006 and the effect of 26,265,348 warrants which were issued between June 7, 2004 and September 30, 2007, and were outstanding as of September 30, 2007, were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2007 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 1,269,841 shares of common stock underlying the $2,000,000 convertible line of credit note to Taurus dated June 7, 2004, 577,353 shares of common stock underlying the convertible promissory note to Sands (only with respect to the period ended September 30, 2006), 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and options to purchase 36,596 shares of common stock outstanding to Laurus. 2,166,667 shares underlying the TAG Notes dated June 2007 were also excluded from the calculation of loss per share for the three and nine months ended September 30, 2007 as their effect was antidilutive.

Note 10 - Major Customers

During the three and nine months ended September 30, 2007, the Company had revenues relating to two major customers, Bank of America (partially invoiced through Sapphire Technologies) and ING comprising 17.0% and 17.4% and 10.2% and 10.5% of revenues, and totaling approximately $927,000 and $2,876,000 and $557,000 and $1,742,000, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,008,000 at September 30, 2007. As of September 30, 2007, Bank of America, Sapphire Technologies and ING accounted for approximately 5.3%, 14.9% and 8.3% of the Company’s accounts receivable balance, respectively.

During the three and nine months ended September 30, 2006, the Company had sales relating to one major customer, Bank of America (partially invoiced through Sapphire Technologies), comprising 27.1% and 25.1% of revenues, and totaling approximately $1,642,000 and $4,905,000, respectively. Amounts due from services provided to this customer included in accounts receivable was approximately $1,304,000 at September 30, 2006. As of September 30, 2006, Bank of America and Sapphire Technologies accounted for approximately 34.0% of the Company’s accounts receivable balance.

Note 11 - Commitments and Contingencies

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

Lease Commitments:

Year ending September 30,

	Office	Automobiles	Total	Subleases	Net

10/1/2007 9/30/2008	$368,883	$27,653	$396,536	$98,368	$298,168
10/1/2008 9/30/2009	355,622	27,123	382,745	107,310	275,435
10/1/2009 9/30/2010	369,349	24,137	393,486	134,137	259,349
10/1/2010 9/30/2011	93,455	7,588	101,043	35,770	65,273
10/1/2011 9/30/2012	-	-	-	-	-

Total	$1,187,309	$86,501	$1,273,810	$375,585	$898,225

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

Note 12 - Related Party Transactions

As of September 30, 2007, Scott Newman, our President and Chief Executive Officer, had no outstanding loan balance to the Company. The balance outstanding with respect to the loan from Glenn Peipert, our Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

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

Robert C. DeLeeuw, our former Senior Vice President and President of our wholly owned subsidiary DeLeeuw Associates, Inc., and beneficial holder of approximately 10% of our outstanding common stock, executed a management consulting agreement with the Company in December 2006.  The agreement is for a period of one year, and may be renewed or extended at any time by mutual written consent of both parties.  Mr. DeLeeuw shall receive payment equal to ten percent (10%) of the monthly net profit for consulting services provided to the clients by the DeLeeuw Associates division/subsidiary of CSI.  In addition, Mr. DeLeeuw shall receive payment equal to ninety five percent (95%) of the gross billings invoiced to a certain client for billable services performed by Mr. DeLeeuw at that client.  Mr. DeLeeuw is currently representing the Company as a consultant at that client.  During the three and nine months ended September 30, 2007, the Company invoiced this client $102,177 and $279,492 for services performed by Mr. DeLeeuw and paid him $107,300 and $313,488 related to both those services and to the 10% monthly net profit of the DeLeeuw Associates division/subsidiary, respectively.

Note 13 - Subsequent Events

During October 2007, the Company paid Sands Brothers Venture Capital LLC $150,000 pursuant to settlement agreement dated March 1, 2007 between the Company and three funds affiliated with Sands Brothers Venture Capital LLC. This payment represented the third of four payments totaling $900,000 that was to be paid during 2007. The final payment in the amount of $250,000 is due December 31, 2007. The Company also issued 234,619 shares of common stock and warrants to purchase a total of 208,400 shares of common stock during October 2007. A warrant to purchase 104,200 shares of common stock is exercisable for three years at a purchase price of $0.22 per share. A warrant to purchase 104,200 shares of common stock is exercisable for three years at a purchase price of $0.50 per share.

As of October 19, 2007, the Company and TAG Virgin Islands, Inc., as agent for the purchasers (the “Purchasers”), executed a Stock Purchase Agreement (the “Agreement”). Pursuant to this Agreement, the Purchasers will purchase from the Company no less than $4.3 million and no more than $5.0 million in Company common stock, par value $0.001, in multiple closings prior to December 28, 2007. The purchase price of each share of common stock purchased will be the higher of $0.10 per share or the per share closing price on the day that each purchase is effected. The Purchasers will also be issued warrants (the “A Warrant”) to purchase Company common stock, the number of which will be equal to the number of shares of common stock purchased. The A Warrants will be exercisable at a price equal to 10% above the purchase price of the shares purchased and will be exercisable for five years. In the event that the Company does not have a sufficient number of shares of common stock authorized and reserved for issuance to permit it to deliver the shares of common stock issuable upon exercise of the A Warrants, the Company will issue a second class of warrant (the “B Warrant”) which is not exercisable until such time as the Company has a sufficient number of shares of common stock authorized and reserved for issuance and shall not have a cash settlement. The B Warrants shall be exercisable to purchase 1.5 times the number of shares of common stock that the undelivered A Warrants would have been exercisable for. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant. As of November 9, 2007, the Company has received $375,000 and issued 1,875,000 shares of Company common stock, based upon a $0.20 per share market price on the date the funds were received. Additionally, A Warrants to purchase 1,875,000 shares of Company common stock were issued with an exercise price of $0.22 per share and they are exercisable for five years.

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

In addition to the conditions described above for growing the Company’s current business, the Company plans to continue to grow through acquisitions.  One of the Company’s objectives is to make acquisitions of companies offering services complementary to the Company’s lines of business. This is expected to accelerate the Company’s business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company’s offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States.  These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger competitors. To that end, the service industry has experienced consolidation during the past 36 months and the Company has been a participant in this consolidation.

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three		Selected Statement of Operations Data for the nine
	months ended September 30,		months ended September 30,
	2007	2006	2007	2006

Net revenue	$5,457,475	$6,067,143	$16,518,345	$19,542,468
Gross profit	1,454,781	1,146,863	3,930,342	4,187,060
Net loss from continuing operations	(793,046)	(1,902,487)	(7,417,878)	(10,182,277)
Income from discontinued operations	-	-	-	2,050,000
Net loss	(793,046)	(1,902,487)	(7,417,878)	(8,132,277)
Net loss attributable to common stockholders	(958,426)	(2,079,502)	(8,015,053)	(8,507,208)

	Selected Statement of Financial Position Data as of
	September 30, 2007	December 31, 2006

Working capital	$(3,743,430)	$(6,272,148)
Total assets	11,955,857	14,530,811
Long-term debt	1,834,111	1,769,154
Total stockholders' equity (deficit)	1,689,155	(513,129)

Three and Nine Months Ended September 30, 2007 and 2006

Revenue

The Company’s revenues are primarily comprised of billings to clients for consulting hours worked on client projects. Revenues of $5.5 million and $16.5 million for the three and nine months ended September 30, 2007 decreased by $0.6 million, or 10.0%, and $3.0 million, or 15.5%, as compared to revenues of $6.1 million and $19.5 million for the three and nine months ended September 30, 2006, respectively.

Revenues for the Company are categorized by strategic consulting, business intelligence/data warehousing and data management. The chart below reflects revenue by line of business for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Strategic Consulting	$2,265,881	$2,869,894	$6,987,647	$8,729,214
Business Intelligence / Data Warehousing	2,520,819	2,320,428	7,273,379	8,449,271
Data Management	438,321	698,739	1,460,265	1,866,680
Reimbursable expenses	232,454	178,082	797,054	497,303
	$5,457,475	$6,067,143	$16,518,345	$19,542,468

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

Strategic consulting revenues of $2.3 million for the three months ended September 30, 2007 decreased by $0.6 million, or 21.0%, as compared to strategic consulting revenues of $2.9 million for the three months ended September 30, 2006. The $0.6 million decrease is primarily due to a $0.7 million revenue decrease from DeLeeuw Associates’s largest client, Bank of America, due to a restructuring and resource reorganization at the bank which resulted in layoffs and a freeze in project budgets. Additionally, revenues derived from the Integrated Strategies division have declined by $0.3 million as compared to the prior year due to a continuing reduction in consultant headcount. Partially offsetting these declines are new DeLeeuw Associates strategic consulting projects, primarily six sigma related projects, which contributed approximately $0.4 million of revenue during the current period.

Strategic consulting revenues of $7.0 million for the nine months ended September 30, 2007 decreased by $1.7 million, or 20.0%, as compared to strategic consulting revenues of $8.7 million for the nine months ended September 30, 2006. The $1.7 million decrease is primarily due to a $1.4 million revenue decrease from DeLeeuw Associates’s largest client, Bank of America, due to a restructuring and resource reorganization at the bank which resulted in layoffs and a freeze in project budgets early in 2007. Additionally, revenues derived from the Integrated Strategies division have declined by $1.2 million as compared to the prior year due to a reduction in consultant headcount and a reduction in bill rates. Partially offsetting these declines are new DeLeeuw Associates strategic consulting projects, primarily six sigma related projects, which contributed approximately $0.9 million of revenue during the current period.

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

Business intelligence/data warehousing revenues of $2.5 million for the three months ended September 30, 2007 increased by $0.2 million, or 8.6%, as compared to business intelligence/data warehousing revenues of $2.3 million for the three months ended September 30, 2006. The increase in BI/DW revenues for the three months ended September 30, 2007 is primarily due to several strategic projects that began during the current quarter and contributed approximately $0.3 million and a $0.2 million increase in business with a significant business intelligence customer, Business Objects, compared to the prior year period. The Company provides consulting services for Business Objects and is also a reseller of Business Objects software. The Company achieved the platinum level reseller status with Business Objects during the current period. Partially offsetting these increases were $0.3 million of prior year projects that were completed.

Business intelligence/data warehousing revenues of $7.3 million for the nine months ended September 30, 2007 decreased by $1.1 million, or 13.9%, as compared to business intelligence/data warehousing revenues of $8.4 million for the nine months ended September 30, 2006. The decrease in BI/DW revenues for the nine months ended September 30, 2007 is primarily due to a significant reduction in headcount in the BI/DW business which is the result of the Company’s restructuring and turnover experienced during the second half of 2006. While the average headcount increased by 3 people in the September 2007 quarter, on a year to date basis the Company has experienced a 13 person average headcount reduction in the BI/DW business, which contributed to a significant decline in billable hours as compared to the prior year period. Several large projects accounting for approximately $2.1 million of 2006 revenue were completed. Partially offsetting this revenue decline were new 2007 projects contributing $0.9 million of revenue and an increase in the average bill rate in this line of business during the nine month period ended September 30, 2007.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities primarily through its exclusive subcontractor agreement with its related party, LEC.

Data management revenues were $0.4 million for the three months ended September 30, 2007, decreasing $0.3 million, or 37.3%, as compared to $0.7 million for the three months ended September 30, 2006. The $0.3 million decrease in data management revenue is due to a 6 person reduction in the number of consultants required by our related party, LEC, to fulfill projects for their clients. For the three months ended September 30, 2007, billable hours in this category declined by 38.2% as compared to the prior year period.

Data management revenues were $1.5 million for the nine months ended September 30, 2007, decreasing $0.4 million, or 21.8%, as compared to $1.9 million for the nine months ended September 30, 2006. The $0.4 million decrease in data management revenue is due to a 4 person reduction in the number of consultants required by our related party, LEC, to fulfill projects for their clients. On a year to date basis, billable hours in this category declined by 28.0% as compared to the prior year period. LEC had several consultants complete their assignments and leave the projects during the current period and have not replaced the projects to date.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $4.0 million, or 73.3% of revenue for the three months ended September 30, 2007, representing a decrease of $0.9 million, or 18.6%, as compared to $4.9 million, or 81.1% of revenue for the three months ended September 30, 2006.

Cost of services was $3.3 million, or 68.7% of services revenue, for the three months ended September 30, 2007, representing a decrease of $0.8 million, or 19.1%, as compared to $4.1 million, or 78.3% of services revenue, for the three months ended September 30, 2006. This decline in cost of services is due to an overall average 18.2% decline in the number of consultants on billing. Since the Company’s services revenue declined by approximately 7.8% as compared to the prior year, the cost of services declined as well. The average consultant headcount was 99 and 121 billable consultants in the services category for the periods ended September 30, 2007 and 2006, respectively. The 9.6% point decline in cost of services as a percentage of services revenue for the current period as compared to the prior period is due to a $0.1 million decrease in stock compensation expense, a $0.1 million increase in revenue due to current year fixed price contracts and software sales, and a $0.2 million reduction in current year cost of services which was incurred in the prior period due to eight full time business intelligence employees that were non-billable. The Company has significantly reduced the number of non-billable consultants during the current period.

Cost of related party services was $0.4 million, or 90.6% of related party services revenue for the three months ended September 30, 2007, representing a decrease of $0.3 million, or 39.8%, as compared to $0.7 million, or 94.5% of related party services revenue for the three months ended September 30, 2006. Cost of related party services decreased for the three month period due to a decrease in the headcount required by LEC. Average consultant headcount utilized by LEC were 12 and 18 for the periods ended September 30, 2007 and 2006, respectively, representing a 33.3% decrease in consultants billable to LEC as compared to the prior year period.

Cost of revenue was $12.6 million, or 76.2% of revenue for the nine months ended September 30, 2007, representing a decrease of $2.8 million, or 18.0%, as compared to $15.4 million, or 78.6% of revenue for the nine months ended September 30, 2006.

Cost of services was $10.4 million, or 73.0% of services revenue for the nine months ended September 30, 2007, representing a decrease of $2.7 million, or 20.3%, as compared to cost of services of $13.1 million, or 76.0% of services revenue, during the nine months ended September 30, 2006. Since the Company’s services revenue declined by 17.0% as compared to the prior year, the cost of services declined accordingly. The average consultant headcount was 104 and 131 billable consultants in the services category for the periods ended September 30, 2007 and 2006, respectively. The 3% point reduction in cost of services in the current period as compared to the prior year period is primarily due to a $0.1 million reduction in stock compensation expense and a $0.1 million increase in revenue due to current year fixed price contracts and software sales, and a $0.2 million reduction in current year cost of services which was incurred in the prior period due to eight full time business intelligence employees that were non-billable. The Company has significantly reduced the number of non-billable consultants during the current period.

Cost of related party services was $1.3 million, or 90.1% of related party services revenue for the nine months ended September 30, 2007, representing a decrease of $0.4 million, or 24.2%, as compared to $1.7 million, or 92.9% of related party services revenue for the nine months ended September 30, 2006. Cost of related party services decreased for the nine month period due to a decrease in the headcount required by LEC. Average consultant headcount required by LEC were 13 and 17 for the period ended September 30, 2007 and 2006, respectively, representing a 23.5% decrease in consultants billable to LEC as compared to the prior year period.

Gross profit

Gross profit was $1.5 million, or 26.7% of revenue, and $3.9 million, or 23.8% of revenue, for the three and nine months ended September 30, 2007, respectively, representing an increase of $0.3 million, or 26.8%, and a decrease of $0.3 million, or 6.1%, as compared to $1.1 million, or 18.9% of revenue, and $4.2 million, or 21.4% of revenue, for the three and nine months ended September 30, 2006, respectively.

Gross profit from services was $1.5 million, or 31.3% of services revenue, and $3.8 million, or 27.0% of services revenue, for the three and nine months ended September 30, 2007, respectively, representing an increase of $0.4 million, or 32.9%, and a decrease of $0.3 million, or 6.6%, as compared to $1.1 million, or 21.7% of services revenue, and $4.1 million, or 24.0% of services revenue, for the three and nine months ended September 30, 2006, respectively. These decreases have been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $41,000, or 9.4% of related party services revenue, and $0.1 million, or 9.8% of related party services revenue, for the three and nine months ended September 30, 2007, respectively, increasing by $3,000, or 6.9%, and $13,000, or 10.0%, as compared to the prior year’s gross profit of $38,000, or 5.5% of related party services revenue, and $0.1 million, or 7.0% of related party services revenue, for the three and nine months ended September 30, 2006, respectively. These variances have been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.9 million, or 16.1% of revenue, and $2.6 million, or 15.7% of revenue, for the three and nine months ended September 30, 2007, respectively, decreasing by $0.3 million, or 24.8%, and $1.0 million, or 27.1%, as compared to $1.2 million, or 19.2% of revenue, and $3.6 million, or 18.2% of revenue, for the three and nine months ended September 30, 2006, respectively.

The $0.3 million decrease in selling and marketing expense for the three months ended September 30, 2007 as compared to the prior year is primarily due to a $0.2 million reduction in payroll expense primarily due to the resignation of a Company executive in December 2006 and a $0.1 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006.

The $1.0 million decrease in selling and marketing expense for the nine months ended September 30, 2007 as compared to the prior year is primarily due to a $0.5 million reduction in payroll expense primarily due to a two person reduction in headcount, a $0.3 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006, and $0.2 million of various expense reductions related to immigration fees, dues & subscriptions, trade shows, travel, and others.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.0 million, or 18.9% of revenue, and $3.4 million, or 20.6% of revenue, for the three and nine months ended September 30, 2007, respectively, decreasing by $0.5 million, or 33.9%, and $1.0 million, or 23.4%, as compared to $1.6 million, or 25.7% of revenue, and $4.4 million, or 22.7% of revenue, for the three and nine months ended September 30, 2006, respectively.

The $0.5 million decrease in general and administrative expense for the three months ended September 30, 2007 as compared to the prior year is primarily due to a $0.2 million reduction payroll expense due to a two person reduction in headcount and salary reductions taken by two corporate officers during the current year period, a $0.1 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006, and a $0.2 million reduction in bad debt expense recorded by the Company as compared to the prior year period.

The $1.0 million decrease in general and administrative expense for the nine months ended September 30, 2007 as compared to the prior year is primarily due to a $0.3 million reduction in payroll expense due to both a two person reduction in headcount and salary reductions taken by two corporate officers during the current period, a $0.5 million reduction in stock compensation charges resulting from the Company’s recording expense in compliance with SFAS 123(R) which was implemented by the Company in January 2006, and a $0.2 million reduction in accounting and legal fees.

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

The Company has recorded a lease impairment resulting from this sublease in the amount of $210,765 during the nine months ended September 30, 2007. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Goodwill impairment

During the nine months ended September 30, 2007, the Company learned that several Integrated Strategies (“ISI”) consultants were to be ending their projects. Additionally, the continued margin pressure exerted by the vendor management organization structure utilized by ISI’s largest customer continues to unfavorably impact the economics of this division. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Due to the change in this business, the Company performed an interim impairment analysis during the three month period ended June 30, 2007 and recorded a goodwill impairment of $0.6 million during this period. During the three and nine month periods ended September 30, 2006, the Company recorded a $0.2 million goodwill impairment related to the ISI line of business.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.1 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, decreasing by $0.1 million, or 27.4%, and $0.1 million, or 14.7%, as compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.

The $0.1 million decrease in depreciation and amortization expense for both the three and nine months ended September 30, 2007 is due to the approved vendor status intangible asset becoming fully amortized in June 2007 and a decline in depreciation expense as some assets became fully depreciated during the current period.

Other income (expense)

Gain / (loss) on financial instruments was zero and $19,000 for the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, the gain / (loss) on financial instruments was $0.8 million and ($0.7 million). The Company restructured several debt instruments during the March 2007 quarter which eliminated the Company’s requirement to account for the financial instruments.

During the nine months ended September 30, 2007, the Company recorded a ($0.3 million) loss on early extinguishment of debt as a result of the restructuring of the Laurus and Sands debt during March 2007. The Company recorded a loss on early extinguishment of debt during the nine months ended September 30, 2006 of ($2.3 million).

Interest expense, net was $0.2 million and $3.8 million for the three and nine months ended September 30, 2007, respectively, representing a decrease of $0.4 million, or 67.9%, and an increase of $1.4 million, or 54.7%, as compared to interest expense, net of $0.6 million and $2.4 million for the three and nine months ended September 30, 2006, respectively.

The $0.4 million decrease in interest expense, net for the three months ended September 30, 2007 is primarily due to a $0.2 million reduction in accretion charges relating to convertible debt instruments and to reduced interest expense related to the Laurus and Sands debt. The Laurus debt was restructured in March 2007 and the overadvance and term note were repaid to Laurus. A settlement agreement was executed with Sands Brothers in March 2007 and the balance due them is being paid during 2007.

The $1.4 million increase in interest expense, net for the nine months ended September 30, 2007 is primarily due to $2.8 million of charges for accretion of warrants and beneficial conversion features related to convertible and demand notes executed in the current period partially offset by $1.2 million of reduced accretion charges related to instruments executed in prior years for which the amortization has completed. Additionally, The interest related to the Laurus line of credit has declined by $0.3 million as compared to the prior year due to the restructuring of the line of credit in March 2007. There was also an additional $0.1 million of current year interest expense related to the $4.25 million financing transaction consummated in March 2007.

Discontinued operations

In July 2005, the Company sold substantially all the assets of its subsidiary, Evoke Software Corporation, to Similarity Systems for cash and future consideration. In February 2006, Informatica Corporation acquired Similarity Systems and, as a result, the Company received a $2.05 million payment which was recorded as income from discontinued operations. There were no results from discontinued operations reported during the nine month period ended September 30, 2007.

Liquidity and Capital Resources

The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. The Company has incurred net losses for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, negative cash flows from operating activities for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, and had an accumulated deficit of ($58.4 million) at September 30, 2007. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of September 30, 2007, the Company had a cash balance of approximately $29,000 and a working capital deficiency of ($3.7 million).

The Company has experienced continued losses that exceeded expectations from 2004 through September 30, 2007. The Company has addressed the resulting liquidity issue by entering into various debt instruments between August 2004 and June 2007 and, as of September 30, 2007 had approximately $7.0 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised $4.9 million and $0.75 million through the sale of common stock of the Company during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

The Company obtained $4.25 million in new financing in March 2007 and repaid both the Laurus overadvance and the Laurus term note, in full, through a combination of a $3.1 million cash payment and $0.5 million in a warrant to purchase common stock. Additionally, a $0.5 million cash payment was paid to Sands. A final cash payment of $0.4 million and additional common stock and warrants is to be made in the fourth calendar quarter of 2007 to satisfy the Sands obligation in full.

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

On August 24, 2007, we executed a Stock Purchase Agreement (the “Agreement”) with a certain investor represented by TAG Virgin Islands, Inc. Pursuant to this Agreement, the Company sold 550,000 shares of $0.001 par value common stock to the investor at the purchase price of $0.21 per share for an aggregate purchase price of $115,500. The investor was also granted a warrant to purchase 550,000 shares of Common Stock, exercisable at a price of $0.22 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant.

On September 4, 2007, we executed a Stock Purchase Agreement (the “Agreement”) with certain investors represented by TAG Virgin Islands, Inc. Pursuant to this Agreement, the Company sold an aggregate of 1,140,000 shares of $0.001 par value common stock to the investors at the purchase price of $0.21 per share for an aggregate purchase price of $239,400. The investors were also granted warrants to purchase an aggregate of 1,140,000 shares of Common Stock, exercisable at a price of $0.22 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant.

As of October 19, 2007, the Company and TAG Virgin Islands, Inc., as agent for the purchasers (the “Purchasers”), executed a Stock Purchase Agreement (the “Agreement”). Pursuant to this Agreement, the Purchasers will purchase from the Company no less than $4.3 million and no more than $5.0 million in Company common stock, par value $0.001, in multiple closings prior to December 28, 2007. The purchase price of each share of common stock purchased will be the higher of $0.10 per share or the per share closing price on the day that each purchase is effected. The Purchasers will also be issued warrants (the “A Warrant”) to purchase Company common stock, the number of which will be equal to the number of shares of common stock purchased. The A Warrants will be exercisable at a price equal to 10% above the purchase price of the shares purchased and will be exercisable for five years. In the event that the Company does not have a sufficient number of shares of common stock authorized and reserved for issuance to permit it to deliver the shares of common stock issuable upon exercise of the A Warrants, the Company will issue a second class of warrant (the “B Warrant”) which is not exercisable until such time as the Company has a sufficient number of shares of common stock authorized and reserved for issuance and shall not have a cash settlement. The B Warrants shall be exercisable to purchase 1.5 times the number of shares of common stock that the undelivered A Warrants would have been exercisable for. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant. As of November 9, 2007, the Company has received $375,000 and issued 1,875,000 shares of Company common stock, based upon a $0.20 per share market price on the date the funds were received. Additionally, A Warrants to purchase 1,875,000 shares of Company common stock were issued with an exercise price of $0.22 per share and they are exercisable for five years.

The Company’s working capital deficit is ($3.7 million) as of September 30, 2007 compared to ($6.3 million) as of December 31, 2006, representing a $2.5 million improvement in the Company’s working capital. The primary reason for the improvement in working capital is a $4.4 million reduction in debt to Laurus via a $3.1 million reduction in the overadvance, a $0.5 million reduction in the term note, and a $0.3 million reduction in the outstanding line of credit balance. The reductions in the overadvance and term note were primarily funded by the $4.25 million financing transaction completed by the Company in March 2007. Partially offsetting this improvement in working capital are $1.9 million of items negatively impacting working capital comprised of a $0.4 million increase in accounts payable, a $0.2 million increase in short term notes payable due to the financing obtained in June 2007, a $0.7 million reduction in accounts receivable primarily due to the decline in revenue and a $0.6 million reduction in cash.

Cash used in operating activities during the nine months ended September 30, 2007 was approximately ($1.7 million) compared to ($4.0 million) for the nine months ended September 30, 2006. The improvement in cash used in operations was primarily the result of the Company’s effort to reduce operating and interest expense. The Company recorded a $7.4 million loss for the nine months ended September 30, 2007, however, this loss included $5.2 million of non-cash charges for items including depreciation, amortization, stock compensation, goodwill impairment, lease impairment, loss on financial instruments and early extinguishment of debt. Additionally, changes in operating assets and liabilities reflect $0.6 million of cash provided by operations primarily due a $0.7 million decrease in accounts receivable.

Cash provided by investing activities was $43,000 in the current period compared to $2.05 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the Company sold its equity investment in DeLeeuw Turkey for $50,000 and acquired $6,500 of new computer equipment. The cash provided by investing activities of $2.05 million during the prior year period is the result of a settlement for future contingent consideration relating to the sale of Evoke Software in July 2005 to Similarity Systems.

Cash provided by financing activities was $1.0 million during the nine months ended September 30, 2007 and $2.0 million during the nine months ended September 30, 2006. The cash provided by financing activities during the current period resulted from the sale of $5.0 million of Company common stock and $0.7 million of proceeds from the issuance of short term notes, partially offset by $4.6 million in principal payments on outstanding debt.

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

As of September 30, 2007 and December 31, 2006, the Company had accounts receivable due from Leading Edge Communications Corp. (“LEC”), a related party, of approximately $0.3 million and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three and nine months ended September 30, 2007 and 2006, we invoiced LEC $0.4 million and $1.5 million and $0.7 million and $1.9 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of September 30, 2007:

Lender	Type of facility	Outstanding as of September 30, 2007 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Laurus Master Fund, Ltd.	Line of Credit	$1,915,000	$0
Sands Brothers Venture Capital LLC and affiliates	Convertible Promissory Note	$620,000	$0
Taurus Advisory Group, LLC Investors	Convertible Promissory Notes	$4,150,000	$0

Glenn Peipert	Promissory Note	$100,000	$0
Larry and Adam Hock	Promissory Note	$200,000	$0
TOTAL		$6,985,000	$0

Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of September 30, 2007

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

Upon completion of the October 19, 2007 stock purchase transaction, the Company anticipates that it will have adequate capital to fund its operations for the upcoming 12 month period. See Note 13, Subsequent Events, for further disclosure of this transaction.

The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Certain short term note holders have agreed to extend their maturity dates of such notes on a month-to-month basis until the Company raises sufficient funds to pay the notes in full. Amounts outstanding under such notes at September 30, 2007 were $1.5 million. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

Recently Issued Accounting Pronouncements

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48 ”). — an interpretation of FASB Statement No. 109, Accounting for Income Taxes .” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48 , we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2 , “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its consolidated   financial condition, results of operations, cash flows or disclosures .

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

Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenues on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and the actual cost incurred for consultant expenses is included in cost of services.

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

Our company also maintains a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. In connection with the preparation of this Quarterly Report, our management identified certain weaknesses in our internal control procedures and in our evaluation of complex financing transactions in 2004 and 2005, and in the valuation and purchase accounting of our acquisitions in 2004. Our management and Board of Directors adopted corrective measures in the first quarter 2005, and such corrective measures were incorporated into the controls and procedures of the Company, finally effective as of the third quarter 2006. As a result, no significant changes were made in our internal control over financial reporting during the Company’s third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2007, we executed a Stock Purchase Agreement (the “Agreement”) with a certain investor represented by TAG Virgin Islands, Inc. Pursuant to this Agreement, the Company sold 550,000 shares of $0.001 par value common stock to the investor at the purchase price of $0.21 per share for an aggregate purchase price of $115,500. The investor was also granted a warrant to purchase 550,000 shares of Common Stock, exercisable at a price of $0.22 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant. Such registration rights are more fully set forth in the Registration Rights Agreement. These issuances were exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D.

On September 4, 2007, we executed a Stock Purchase Agreement (the “Agreement”) with certain investors represented by TAG Virgin Islands, Inc. Pursuant to this Agreement, the Company sold an aggregate of 1,140,000 shares of $0.001 par value common stock to the investors at the purchase price of $0.21 per share for an aggregate purchase price of $239,400. The investors were also granted warrants to purchase an aggregate of 1,140,000 shares of Common Stock, exercisable at a price of $0.22 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant. Such registration rights are more fully set forth in the Registration Rights Agreement. These issuances were exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D.

Item 6.  Exhibits

4.1	Form of Common Stock Purchase Warrant issued to Investor, dated August 24, 2007. **

4.2	Form of Common Stock Purchase Warrant issued to Investor, dated September 4, 2007. **

4.3	Form of 10% Convertible Unsecured Note issued to Investor, dated as of June 27, 2007. **

4.4	Form of Common Stock Purchase Warrant issued to Investor, dated as of June 27, 2007. **

4.5	Form of Common Stock Purchase Warrant issued to Investor, dated October 26, 2007. **

4.6	Form of Common Stock Purchase Warrant issued to Investor, dated October 19, 2007. **

10.1	Stock Purchase Agreement entered into between the Company and Investor, dated August 24, 2007. **

10.2	Registration Rights Agreement entered into between the Company and Investor, dated August 24, 2007. **

10.3	Stock Purchase Agreement entered into between the Company and Investor, dated September 4, 2007. **

10.4	Registration Rights Agreement entered into between the Company and Investor, dated September 4, 2007. **

10.5	Amendment 1 to March 1, 2007 Registration Rights Agreement entered into between the Company and Investor, dated as of June 27, 2007. **

10.6	Stock Purchase Agreement entered into between the Company and Investor, dated as of October 19, 2007. **

10.7	Registration Rights Agreement entered into between the Company and Investor, dated as of October 19, 2007. **

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

** Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Conversion Services International, Inc.

Date: November 13, 2007	By:	/s/ Scott Newman
Scott Newman
President, Chief Executive Officer and Chairman