Form 10-K
period 2007-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2008-03-31
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ending December 31, 2007

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number  001-32623

CONVERSION SERVICES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0101495
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

100 Eagle Rock Avenue, East Hanover, NJ	07936
(Address of Principal Executive Offices)	(Zip Code)

973-560-9400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,228,593 as of June 29, 2007 (based on the closing price for such stock as of June 29, 2007).

As of March 28, 2008, there were 114,831,697  shares of common stock, par value $0.001 per share, of the registrant outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  BUSINESS

References in this Form 10-K to the “Company,” “CSI,” “we,” “our” and “us” refer to Conversion Services International, Inc. and our consolidated subsidiaries. We are a technology and business process management firm providing professional services to the Global 2000 as well as mid-market clientele. Our core competency areas include strategic consulting, data warehousing, business intelligence, business process optimization, change management, Lean and Six Sigma consulting and data management consulting. Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although we do have clients in other industries. Our clients are primarily located in the northeastern United States. We enable organizations to leverage their corporate information assets by providing strategy, process, methodology, data warehousing, business intelligence, enterprise reporting and analytic solutions. Our organization delivers value to our clients, utilizing a combination of business acumen, technical proficiency, experience and a proven set of “best practices” methodologies to deliver cost effective services primarily through time and material engagements.

We believe that we possess the following attributes which differentiate us from our competitors:

•	role as a full life-cycle solution provider;

•	ability to provide strategic guidance and ensure that business requirements are properly supported by technology;

•	ability to provide solutions that integrate people, improve process and integrate technologies;

•	full range of service offerings relating to data warehousing, business intelligence, strategy and data quality;

•	perspective regarding the accuracy of data and our data purification process;

•	best practices methodology, process and procedures;

•	experience in architecting, recommending and implementing large and complex data warehousing and business intelligence solutions;

•	understanding of data management solutions;

•	ability to consolidate inefficient environments into robust, scalable, reliable and manageable enterprise solutions; and

●	end-to-end process review and design capabilities.

Our goal is to be the premier provider of data warehousing, business intelligence, business process optimization solutions and related strategic consulting services for organizations seeking to leverage their corporate information. In support of this goal we intend to:

•	enhance our brand and mindshare;

•	continue growth both organically and via acquisition;

•	increase our geographic coverage;

•	expand our client relationships;

•	introduce new and creative service offerings; and

•	leverage our strategic alliances.

We are committed to being a leader in data warehousing and business intelligence consulting. As a data warehousing and business intelligence specialist, we approach business intelligence from a strategic perspective, providing integrated data warehousing and business intelligence strategy and technology implementation services to clients that are attempting to leverage their enterprise information. Our matrix of services includes strategy consulting, data warehousing and business intelligence architecture and implementation solutions, data quality solutions and data management solutions. We have developed a methodology which provides a framework for each stage of a client engagement, from helping the client conceive its strategy, to architecting, engineering and extending its information. We believe that our integrated methodology allows us to deliver reliable, robust, scalable, secure and extensible business intelligence solutions in rapid timeframes based on accurate information. We also strive to be the leading provider of business process optimization solutions for organizations seeking to transform their businesses. We bring full-service implementation capabilities to handle any business, process or technical change. We provide value to our business process optimization clients through end-to-end review and design capabilities, by providing business/technology alignment to support continuous process improvement and we employ experienced change management professionals with functional expertise in their industries.

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

•
Data Mining - Implementing data mining tools that extract implicit, previously unknown, and potentially useful information from data. These tools typically use statistical and visualization techniques to discover and present knowledge in a form which is easily comprehensible. Business intelligence tools will answer questions based on information that has already been captured (history). Data mining tools will discover information and project information based on historic information.

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

Recent Financings

The Company effectuated the following financing transactions since January 1, 2007:

Taurus Advisory Group / TAG Virgin Islands, Inc.

On February 1, 2007, the Company issued a 10% Unsecured Promissory Note to an investor represented by TAG Virgin Islands, Inc. for $705,883, maturing on March 1, 2007. This note was retired and included as part of the March 1, 2007 10% Unsecured Promissory Note in the principal amount of $4,000,000.

In March 2007, we issued 10% Convertible Unsecured Notes to certain investors represented by TAG Virgin Islands, Inc. for $4.0 million.  The 10% Convertible Unsecured Notes were to automatically convert into 13,333,333 shares of our common stock, upon the effectiveness of the Information Statement on Schedule 14C, filed with the SEC on March 8, 2007. The Information Statement related to the increase in the number of authorized shares of common stock, from 100,000,000 to 200,000,000. The investors were also granted warrants to purchase 13,333,333 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment).   The warrants are exercisable for a period of five years. The note was subsequently amended in March 2007 to $4.25 million and the number of shares of common stock that the note will convert into was increased to 14,166,667 shares of our common stock. Additionally, the warrant was also amended to entitle the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment). The warrant is exercisable for a period of five years. In June 2007, the note automatically converted to equity and the 14,166,667 shares were issued to the investor.

On April 27, 2007, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $250,000. The Note would automatically convert into 833,333 shares of common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. In June 2007, the note automatically converted to equity and the 833,333 shares were issued to the investor.

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. This note was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock and a warrant to purchase an equal number of shares of Company Common Stock. The warrant has a $0.165 exercise price and is exercisable for five years.

On June 27, 2007, the Company issued 10% Convertible Unsecured Notes (the "Notes") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. These notes are due on demand and are convertible into 1,333,333 shares of common stock at the option of the holders. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, these Notes are to be repaid to the investors immediately upon closing. The investors were also granted warrants to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and are exercisable for a period of five years. These notes were extinguished on December 21, 2007 in exchange for 2,666,668 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

On August 24, 2007, the Company entered into a Stock Purchase Agreement with an investor represented by TAG Virgin Islands, Inc., pursuant to which the Company issued 550,000 shares of the Company's common stock, $0.001 par value, and the Company received proceeds of $115,500. Pursuant to the Stock Purchase Agreement, the Investor was also granted a warrant to purchase 550,000 shares of the Company's common stock, exercisable at a price of $0.22 per share (subject to adjustment). The warrant is exercisable for a period of five years. This transaction is also subject to a Registration Rights Agreement dated August 24, 2007.

On September 4, 2007, the Company entered into a Stock Purchase Agreement with certain investors represented by TAG Virgin Islands, Inc., pursuant to which the Company issued 1,140,000 shares of the Company's common stock, $0.001 par value, and the Company received proceeds of $239,400. Pursuant to the Stock Purchase Agreement, the Investors were also granted a warrant to purchase 1,140,000 shares of the Company's common stock, exercisable at a price of $0.22 per share (subject to adjustment). The warrant is exercisable for a period of five years. This transaction is also subject to a Registration Rights Agreement dated September 4, 2007.

As of October 19, 2007, the Company and TAG Virgin Islands, Inc., as agent for the purchasers (the “Purchasers”), executed a Stock Purchase Agreement (the “Agreement”). Pursuant to this Agreement, the Purchasers purchased from the Company $4.7 million in Company common stock, par value $0.001, in multiple closings prior to December 28, 2007. The purchase price of each share of common stock purchased was the higher of $0.10 per share or the per share closing price on the day that each purchase was effected. The Purchasers were also issued warrants to purchase Company common stock, the number of which was equal to the number of shares of common stock purchased. The warrants are exercisable at a price equal to 10% above the purchase price of the shares purchased and are exercisable for five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant. Between October 19, 2007 and December 31, 2007, the Company received $2.2 million cash and exchanged $2.5 million of outstanding debt for Company common stock. A total of 30,407,144 shares of common stock were issued and 30,407,144 warrants to purchase common stock were issued. 1,875,000 of these warrants are exercisable at a price of $0.22 per share (subject to adjustment), 18,300,004 of these warrants are exercisable at a price of $0.165 per share (subject to adjustment), 7,375,000 of these warrants are exercisable at a price of $0.175 per share (subject to adjustment) and 2,857,140 of these warrants are exercisable at a price of $0.154 per share. The warrants are exercisable for a period of five years.

In March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $600,000 of debt due to them under an Unsecured Convertible Line of Credit Note dated June 7, 2004 in Company Common Stock. The Company issued 4,615,385 shares of Common Stock to the investors. The number of shares of common stock acquired was based on the $0.13 closing price of the Company’s stock on the American Stock Exchange on the date of conversion. Warrants to purchase 4,615,385 shares of Company Common Stock were provided to the investors as an inducement to convert. The warrants are exercisable at a price of $0.143 per share, and are exercisable for five years.

Laurus

In March 2007, we repaid in full the Overadvance Side Letter, dated as of February 1, 2006, with a cash payment of $2,601,084 and the issuance of a warrant to purchase 1,785,714 shares of Common Stock at an exercise price of $0.01 (after making the first two payments in February 2007, we were to pay Laurus approximately $258,424 per month until the aggregate principal amount of $3,101,084 was paid in full by December 31, 2007).  Further, we satisfied in full the outstanding amount on the Term Note with a cash payment of approximately $409,722. Laurus partially exercised the February 1, 2006 warrant and purchased 1,767,857 shares of the Company’s common stock during 2007. A warrant to purchase the remaining 17,857 shares remains outstanding at December 31, 2007.

In December 2007, the Company and Laurus agreed to reduce the amount available under the revolving line of credit from $10,000,000 to $3,000,000 and extend the maturity date of the line of credit from December 31, 2007 to March 31, 2008 in exchange for a $25,000 fee.

As of December 31, 2007, approximately $2.1 million was outstanding under the revolving line of credit. The interest rate on the revolving line was 8.25% as of December 31, 2007.

Sands

On September 22, 2005, upon maturity of the three subordinated secured convertible promissory notes equaling $1.0 million (the “Notes”) issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”) in September 2004, the Company issued to Sands three new subordinated secured convertible promissory notes equaling $1.080 million, each with an annual interest rate of 12% expiring on January 1, 2007.

Between January and March 2007, we executed several extension agreements with three affiliates of Sands Brothers Venture Capital (“Sands”) and in exchange for a $15,000 extension fee, Sands agreed to extend the Maturity Date of the Notes from January 1, 2007 to February 1, 2007 and then, upon maturity and in exchange for a $150,000 payment to be applied against the principal balance outstanding on the Notes, agreed to extend the maturity date to March 1, 2007. On March 1, 2007, the Company and Sands agreed that the Company would pay the Funds an additional $900,000 cash during 2007, as well as issue shares of Common Stock and warrants to purchase Common Stock as final payment to satisfy the Sands Notes in full. In total, the Company paid $1,050,000 cash, issued 1,088,169 shares of Common Stock to Sands and issued warrants to purchase a total of 1,082,758 shares of Company Common Stock in order to settle the debt in full. The warrants to purchase Company Common Stock were issued in three tranches as follows: 263,512 shares, 541,379 shares and 277,867 shares with exercise prices of $0.34 per share, $0.50 per share and $0.22 per share, respectively. The warrants are exercisable for a period of three years.

Access Capital

The Company’s line of credit with Laurus Master Fund, Ltd. expired on December 31, 2007 and, in exchange for a $25,000 fee, the maturity date was extended until March 31, 2008.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.25% as of March 26, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases to $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,250 per month collateral management fee.

Clients

For 18 years, we have helped our clients develop strategies and implement technology solutions to help them leverage corporate information.

Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries and are primarily located in the northeastern United States. During 2007, the Company had sales to two major customers, Bank of America (17.4%) and ING (10.5%), which accounted collectively for approximately 27.9% of revenues. During 2006, the Company had sales to three major customers, Bank of America (25.2%), Comsys (9.7%), and LEC, a related party (9.7%), which accounted collectively for approximately 44.6% of revenues. During the year ended December 31, 2005, two of our clients, LEC, a related party (13.4%), and Bank of America (27.2%), accounted collectively for approximately 40.6% of total revenues. As we continue to pursue and consummate acquisitions, our dependence on these customers should be less significant. We do not have long-term contracts with any of these customers. The loss of any of our largest customers could have a material adverse effect on our business. We have not had any collections problems with any of these customers to date.

Marketing

We currently market our services through our internal marketing group and our sales force comprised of 19 employees as of December 31, 2007. We also receive new business opportunities through referrals from current clients, strategic partners, independent industry analysts and industry associations. We are engaging in the following specific sales related programs and activities to expand our brand awareness and generate sales leads:

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

•
Trade Show and Conference Participation: Our participation in trade shows and conferences has helped our position within our industry. There are a number of trade shows and conferences within our target industry that provide significant exposure to prospective customers, business and trade media and industry analysts, as well as collaborative networking with technology partners. As with most trade show events, the higher the level of sponsorship, the greater exposure and benefits received, such as the location of our booth, banner and advertising space, and position on the conference agenda. In 2008 we plan to be speaking or attending the following tradeshows and conferences: 2008 DAMA International Conference, Rome BI Conference, TDWI World Conference, Lean Six Sigma & Process Improvement Summit.

•
Web Seminars: Participation in web seminars provides exposure to new sales prospects and affords us the opportunity to demonstrate our subject matter expertise. We plan to perform approximately ten web seminars in 2008, in addition to participating as guest presenters at partner and vendor sponsored web seminars.

•
Thought Leadership: We continually demonstrate our thought leadership by writing and promoting our white papers via our web site and through direct mail. Monthly articles by our consultants are published in DM Review, on The Business Intelligence Network and the iSix Sigma financial services channel. We intend to continue and expand all our publishing activities, including blogs, by-line articles and expert web channels where our experts respond to end-user questions (searchCRM and searchDataManagement.com).

•
Sponsorships of Vendor Marketing Activities:  We expect that joint marketing activities with leading software vendors should also stimulate new business prospect generation.  This participation also enhances the market perception of CSI as experts in individual product areas by co-sponsoring and participating in vendor marketing activities. We are invited to write white papers and articles for vendors such as Microsoft and Business Objects. We sponsor and present at the Annual User Conferences for Business Objects and Teradata, as well as new product launch seminars with Business Objects.

•
Expanded Direct Sales Activities: We are continually updating and increasing our direct contact programs for lead generation, cross selling and up-selling. We conduct direct sales activities, such as email and direct mail campaigns, telemarketing, networking and attending partnership functions to generate leads for direct sales opportunities. We have engaged inside sales firms to generate additional leads and appointments. In addition, we have developed a number of best practices service offerings which encompass selection, deployment, implementation, maintenance and knowledge transfer. In some cases, these service offerings include methodologies and best practices for integrating several vendor technology platforms resulting in cross selling and up selling opportunities when applicable.

•
Vendor Relations: We are continually identifying key vendor relationships. With the ability to leverage our 18 year history, we intend to continue to forge and maintain relationships with technical, service and industry vendors. We have solidified and continue to develop strategic relationships with technology vendors in the data warehousing and business intelligence arena. These relationships designate our status as a systems integration and/or reseller which authorizes us to provide consulting services and to resell select vendor software. We employ certified consultants in our vendor partner technology platforms. We maintain vendor independence by consistently evaluating the respective vendors’ technologies in our lab located at our headquarters in East Hanover, New Jersey.  We regularly attend vendor partnership events, including partner summits and user group meetings, in support of our partnership programs. We currently maintain relationships with the following:

Database Vendors:

Oracle
We are part of the Oracle Partner Program (OPP) as a Certified Solution Provider (CSP). We also employ certified Oracle professionals and our partnership allows us to utilize Oracle support channels for technical advisement.

Microsoft	We are a Gold Microsoft Certified Solution Provider. We maintain the required number of Microsoft certified professionals to hold this designation.

Netezza	We are a Systems Integration and Reseller Partner.

ParAccel	We are a strategic marketing and Reseller Partner.

Business Intelligence Vendors:

Business Objects	We are a Platinum Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.

Cognos	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.

Informatica	We are a Systems Integration and Reseller Partner.

APOS	We are a Systems Integration and Reseller Partner.

Data Warehousing Vendors:

Appfluent	We are a strategic marketing and reseller partner.

Master Data Management Vendors:

Kalido	We are a Systems Integration and Reseller Partner.

Siperian	We are a Systems Integration and Reseller Partner.

Protection Against Disclosure of Client Information

As our core business relates to the storage and use of client information, which is often confidential, we have implemented policies to prevent client information from being disclosed to unauthorized parties or used inappropriately. Our employee handbook which every employee receives and acknowledges, mandates that it is strictly prohibited for employees to disclose client information to third parties. Our handbook further mandates that disciplinary action be taken against those who violate such policy, including possible termination. Our outside consultants sign non-disclosure agreements prohibiting disclosure of client information to third parties, among other things, and we perform background checks on employees and outside consultants.

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

Competition

To our knowledge, there are no publicly-traded competitors that focus solely on data warehousing and business intelligence consulting and strategy. However, we have several competitors in the general marketplace, including data warehouse and business intelligence practices within large international, national and regional consulting and implementation firms, as well as smaller boutique technology firms. Many of our competitors are large companies that have substantially greater market presence, longer operating histories, more significant client bases, and financial, technical, facilities, marketing, capital and other resources than we have. We believe that we compete with these firms on the basis of the quality of our services, industry reputation and price. We believe our competitors include firms such as:

•	Accenture

•	Cap Gemini Ernst & Young

•	IBM Global Services

•	Fujitsu

•	Bearing Point

•	Answerthink

•	Hitachi Consulting

•	Hewlett Packard

Employees

As of December 31, 2007, we had 32 outside consultants, 78 consultants on the payroll and 35 non-consultant employees. Outside consultants are not our employees, and as such, do not receive benefits or have taxes withheld.   These consultants are members or employees of separate corporations, they are responsible for providing us with a current certificate of insurance and they are responsible for filing and payment of their own taxes.  Consultants on the payroll may be either full time or hourly employees. Such consultants are billable to clients, and they have taxes withheld similar to other employees.

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

We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report. Listed below and discussed elsewhere in this Annual Report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this Annual Report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing partnerships;

•	our ability to retain members of our management team and our employees;

•	our ability to retain existing clients or attract new clients;

•	our ability to adapt to the rapid technological change constantly occurring in the areas in which we provide services;

• •	our ability to offer pricing for services which is acceptable to clients; our ability to pay our debts;

•	the competition that may arise in the future; and

•	identifying suitable acquisition candidates and integrating new acquisitions.

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

During the year ended December 31, 2007, services provided to two of our clients, Bank of America (17.4%) and ING (10.5%) accounted for an aggregate of approximately 27.9% of total revenues. During the year ended December 31, 2006, services provided to three of our clients, Bank of America (25.2%), Comsys (9.7%) and LEC (9.7%) accounted for an aggregate of approximately 44.6% of total revenues. Further, the majority of our current assets consist of accounts receivable, and as of December 31, 2007, receivables relating to Bank of America and ING accounted for 14.2%, and 17.8% of our accounts receivable balance, respectively. With the acquisition of new businesses and our objective of acquiring more over the next year, we believe that our reliance on these clients should continue to decline in the future. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2007.

We did not maintain effective financial reporting processes due to lack of documentation of certain review and approval functions.

There is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters and general controls over information technology security and user access. This constitutes a weakness in financial reporting. Furthermore, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

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

During the years ended December 31, 2006 and 2007, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the year ended December 31, 2007, we recorded a net loss in the approximate amount of ($10.2 million). During the fiscal year ended December 31, 2006, we reported a net loss in the approximate amount of ($9.6 million). If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We will continue to generate losses from the ongoing business prior to returning to profitability.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

Our total debt as of December 31, 2007 was approximately $7.1 million. The degree to which we are leveraged could have important consequences to us, including the following:

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

If an event of default occurs under our notes with Laurus and Access Capital, it could seriously harm our operations.

As of December 31, 2007 we had outstanding a secured non-convertible term note to Laurus of which $2.0 million was outstanding at December 31, 2007 and contained various events of default. This note matured and was paid in full during March 2008. In March 2008, we executed a loan and security agreement with Access Capital in the amount of up to $3.5 million. The note and related agreements contain several events of default which include:

•	failure to pay interest, principal payments or other fees when due;

•	failure to pay taxes when due unless such taxes are being contested in good faith;

•	breach by us of any material covenant or term or condition of the notes or any agreements made in connection therewith;

•	default on any indebtedness to which we or our subsidiaries are a party which has a material adverse effect;

•	breach by us of any material representation or warranty made in the notes or in any agreements made in connection therewith;

•	attachment is made or levy upon collateral securing the Access Capital debt which is valued at more than $25,000 and is not timely mitigated;

•	any lien created under the notes and agreements is not valid and perfected having a first priority interest;

•	assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

•	bankruptcy or insolvency proceeding instituted by or against us and not dismissed within 45 days;

•	the inability to pay debts as they become due or cease business operations;

•	sale, assignment, transfer or conveyance of any assets except as permitted;

•	a person or group becomes a beneficial owner of 20% on a fully diluted basis of the outstanding voting equity interest or the present directors cease to be the majority on the Board of Directors;

•	indictment or threatened criminal indictment, or commencement of threatened commencement of any criminal or civil proceeding against us or any executive officer; and

•
take any action which would be prohibited under the provisions of any subordination agreement or make any payment on subordinated debt that any person was not entitled to receive under the provisions of the applicable subordination agreement.

If we default on the notes and the holder demands all payments due and payable, the cash required to pay such amounts would most likely come out of working capital, which may not be sufficient to repay the amounts due. The default payment shall be the outstanding principal amount of the note, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable thereunder. In addition, since we rely on our working capital for our day to day operations, such a default on the note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. Further, our obligations under the notes are secured by substantially all of our assets. Failure to fulfill our obligations under the notes and related agreements could lead to loss of these assets, which would be detrimental to our operations.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and, effective in 2009, a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

We depend on our management and qualified personnel. If we fail to retain key personnel, our business could be adversely affected.

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

If we fail to raise capital that we may need to support and increase our operations, our business could be adversely affected.

Our future capital uses and requirements will depend on several factors, including:

•	the extent to which our solutions and services achieve market acceptance;

•	the level of revenues from current and future solutions and services;

•	the expansion of operations;

•	the costs and timing of product and service developments and sales and marketing activities;

•	the costs related to acquisitions of technology or businesses; and

•	competitive developments.

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

We have never paid cash dividends on our common stock. Our current Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. In addition, our security agreement with Laurus Master Fund, Ltd. and Loan and Security Agreement with Access Capital requires that we obtain their consent prior to paying any dividends on our common stock.

Our management group owns or controls a significant number of the outstanding shares of our common stock and will continue to have significant ownership of our voting securities for the foreseeable future.

As of December 31, 2007, Scott Newman and Glenn Peipert, executive officers of the Company and two of our directors, beneficially own approximately 17.6% and 9.3%, respectively, of our outstanding common stock. This concentration of ownership of our common stock may:

•	delay or prevent a change in the control;

•	impede a merger, consolidation, takeover or other transaction involving us; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The authorization and issuance of “blank check” preferred stock could have an anti-takeover effect detrimental to the interests of our stockholders.

Our certificate of incorporation allows the Board of Directors to issue 20,000,000 shares of preferred stock with rights and preferences set by our Board without further stockholder approval. The issuance of shares of this "blank check preferred" under particular circumstances could have an anti-takeover effect. For example, in the event of a hostile takeover attempt, it may be possible for management and the Board to endeavor to impede the attempt by issuing shares of blank check preferred, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us. Our Board of Directors has the right to issue blank check preferred without first offering them to holders of our common stock, as the holders of our common stock have no preemptive rights. To date, the Company has issued 19,000 shares of Series A Convertible Preferred Stock to investors represented by TAG Virgin Islands, Inc. and 20,000 shares of Series B Convertible Preferred Stock to an individual investor.

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

Our common stock commenced trading on the AMEX on September 21, 2005. On June 29, 2006, we received a letter from AMEX indicating that we are below certain of the AMEX’s continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the Exchange by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to AMEX on July 31, 2006, and AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards.

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

In connection with our efforts to regain compliance, in October 2007, we entered into a stock purchase agreement whereby $4.7 million of our common stock were sold to certain investors in multiple closings prior to December 28, 2007 and paid for through a combination of $2.2 million of cash and $2.5 million of conversion of debt. Pro forma financial statements were filed with the SEC and submitted to AMEX on January 9, 2008 reflecting this transaction. We are subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from the Exchange.

Separately, as a result of failing to file our Annual Report on Form 10-KSB/A for fiscal 2005 in a timely fashion, we failed to meet the continued listing requirements of AMEX from its due date on April 17, 2006 until April 21, 2006. In the future, if we fail to timely file our required reports, we could be subject to delisting.

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

Additional shares of our common stock and preferred stock may adversely affect the market.

We are authorized to issue 200,000,000 shares of our common stock.  As of March 28, 2008, there were 114,831,697 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of March 28, 2008, we had 666,667 shares of common stock underlying convertible notes.  As of March 28, 2008, we had outstanding stock options and warrants to purchase approximately 67,967,665 shares of our common stock, the exercise prices of which range between $0.001 and $5.25 per share, and we will have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  Of the reserved shares, a total of 10,000,000 shares are currently reserved for issuance in connection with our 2003 Incentive Plan.  To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution.  In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

The exercise of the outstanding convertible securities will reduce the percentage of common stock held by our stockholders. Further, the terms on which we could obtain additional capital during the life of the convertible securities and warrants may be adversely affected, and it should be expected that the holders of the convertible securities and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. To date, we have issued 19,000 shares of Series A Convertible Preferred Stock to Taurus Advisory Group LLC (convertible into 3,800,000 shares of common stock) and 20,000 shares of Series B Convertible Preferred Stock (convertible into up to 4,000,000 shares of common stock based upon the lowest contractual conversion price) to an individual investor. While we presently have no plans to issue any more additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, which we refer to herein as the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

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

None.

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

ITEM 3. LEGAL PROCEEDINGS

In July 2005, in conjunction with the acquisition of ISI, the Company issued a subordinated promissory note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principal stockholders of ISI. This note, along with $35,000 cash, was to be held in escrow for 15 months. This note matured on October 28, 2006. Pursuant to the indemnification provisions of the merger agreement among the Company and the Hocks, the $200,000 was to be held in escrow to cover any liabilities by any failure of any representation or warranty of ISI or the Hocks to be true and correct at or before the closing, and any act, omission or conduct of ISI and the Hocks prior to the closing, whether asserted or claimed prior to, or at or after, the closing. After the note matured, the Hocks requested the entire $200,000 from the Company, while the Company, after offsetting certain undisclosed liabilities, responded that the entire amount owed is significantly less. The Hocks then filed a lawsuit in the State of Florida on December 22, 2006 for recovery of the entire $200,000. On March 1, 2007, a circuit court in Hillsborough County, Florida denied the Company’s motion to dismiss the lawsuit for lack of jurisdiction without explanation to its ruling. A settlement of this dispute was reached in November 2007 which requires the Company to pay to the Hock’s a total of $115,000 to be made to the Hock’s beginning with an initial payment of $15,000 and then twelve equal monthly installments in the amount of $8,333, ending in November 2008.

In March 2007, CSI commenced an action in the Superior Court of New Jersey, Morris County Chancery Division, for breach of contract, unfair competition, misappropriation of trade secrets and related claims against two former CSI employees and their start-up business.  In the spring of 2007, the court granted CSI’s request for a temporary restraining order based upon violation of a restrictive covenant.  The lawsuit is presently in the discovery phase, and CSI intends to litigate its claims aggressively in order to preserve its business from unfair competition and its confidential information from misappropriation. The defendants to the lawsuit have filed in response a counterclaim against CSI alleging tortious interference with economic advantage, abuse of process and breach of contract.  Although CSI is unable to predict the outcome of this litigation matter, management has been advised that based upon the discovery exchanged to date, the likelihood of a materially adverse outcome on the counterclaim against the Company is remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The following chart sets forth the closing high and low sales prices of our common stock for each quarter from January 1, 2006 through December 31, 2007.

	High	Low
2007 by Quarter
January 1 - March 31	$0.40	$0.20
April 1 - June 30	$0.40	$0.21
July 1 - September 30	$0.29	$0.18
October 1 - December 31	$0.23	$0.12

2006 by Quarter
January 1 - March 31	$1.49	$0.41
April 1 - June 30	$1.15	$0.65
July 1 - September 30	$1.01	$0.52
October 1 - December 31	$0.56	$0.25

On March 17, 2008, the closing price for shares of our common stock, as reported by the American Stock Exchange, was $0.15.

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

(b) Record Holders. As of March 28, 2008, there were 507 registered holders of our common stock. As of March 28, 2008, there were 114,831,697 shares of common stock issued and outstanding.

(c) Dividends. We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the security agreement with Laurus Master Fund, Ltd. and the Loan and Security Agreement with Access Capital requires that we obtain their consent prior to paying any dividends.

(d) Sales of Unregistered Securities

Pursuant to a Securities Purchase Agreement dated October 19, 2007 filed as an exhibit to the Quarterly Report filed with the Securities and Exchange Commission on November 13, 2007, we sold 30,407,144 shares of our common stock and issued 30,407,144 warrants exercisable at prices between $0.154 and $0.22 per share for an aggregate consideration of $4,700,000 to certain investors under the exemption from registration as provided in Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

During the period covered by this report we did not issue any other securities that were not registered under the Securities Act of 1933, as amended, except previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

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

The Company derives a majority of its revenue from professional services engagements. Its revenue depends on the Company’s ability to generate new business, in addition to preserving present client engagements. The general domestic economic conditions in the industries the Company serves, the pace of technological change, and the business requirements and practices of its clients and potential clients directly affects its ability to accomplish these goals. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting provided by the Company. The Company’s revenue is also impacted by the rate per hour it is able to charge for its services and by the size and chargeability, or utilization rate, of its professional workforce. If the Company is unable to maintain its billing rates or sustain appropriate utilization rates for its professionals, its overall profitability may decline. Several large clients have changed their business practices with respect to consulting services. Such clients now require that we contract with their vendor management organizations in order to continue to perform services. These organizations charge fees generally based upon the hourly rates being charged to the end client. Our revenues and gross margins are being negatively affected by this practice.

The Company will continue to focus on a variety of growth initiatives in order to improve its market share and increase revenue. Moreover, as the Company endeavors to achieve top line growth, through entry on new approved vendor lists, penetrating new vertical markets, and expanding its time and material business, the Company will concentrate its efforts on improving margins and driving earnings to the bottom line.

In addition to the conditions described above for growing the Company’s current business, the Company expects to continue to grow through acquisitions.  One of the Company’s objectives is to make acquisitions of companies offering services complementary to the Company’s lines of business. This is expected to accelerate the Company’s business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company’s offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States.  These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players.  To that end, the service industry has experienced consolidation during the past 48 months and the Company has been a participant in this consolidation. The Company has been active in acquiring companies during the last four years:

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

Years Ended December 31, 2007 and 2006

The Company’s revenues are primarily comprised of billing to clients for consulting hours worked on client projects. Revenues of $21.5 million for the year ended December 31, 2007 decreased by $4.2 million, or 16.4%, compared to revenues of $25.7 million for the year ended December 31, 2006.

Revenues for the Company are categorized by strategic consulting, business intelligence and data warehousing and data management. The chart below reflects revenue by line of business for the years ended December 31, 2007 and 2006.

	For the year ended December 31,
	2007		2006
	$	% of total revenues	$ (1)	% of total revenues (1)

Strategic consulting	$8,651,242	40.3%	$11,534,137	44.9%
Business intelligence and data warehousing	9,801,955	45.7%	11,016,668	42.9%
Data management	1,881,803	8.8%	2,478,342	9.7%
Reimbursable expenses	946,880	4.4%	570,121	2.2%
Other	184,457	0.8%	74,789	0.3%
	$21,466,337	100.0%	$25,674,057	100.0%

(1) Certain amounts have been reclassified to conform with the current year presentation.

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

Strategic consulting revenues of $8.7 million, or 40.3% of total revenues, for the year ended December 31, 2007, decreased by $2.9 million, or 4.6% points, as compared to revenues of $11.5 million, or 44.9% of total revenues, for the comparable prior year period. The $2.9 million decrease is primarily due to a $2.9 million decline in revenues from Bank of America due to a restructuring and resource reorganization at the bank which resulted in consultant layoff’s and a project budget freeze. Additionally, revenues derived from our Integrated Strategies division have declined $2.1 million from the prior year due to a continuing decline in consultant headcount resulting from the completion of projects by the consultants in the division. Partially offsetting this decline were $2.1 million of revenues derived from a new process re-engineering project performed at ING during 2007.

Business Intelligence and Data Warehousing

The business intelligence line of business includes work performed with various applications and technologies for gathering, storing, analyzing and providing clients with access to data in order to allow enterprise users to make better and faster business decisions. This type of work is primarily invoiced to clients on a time and materials basis.

The data warehousing line of business includes work performed for client companies to provide a consolidated view of high quality enterprise information. CSI provides services in the data warehouse and data mart design, development and implementation, proof of concept preparation, implementation of data warehouse solutions and integration of enterprise information.

Business intelligence and data warehousing (“BI/DW”) revenues of $9.8 million, or 45.7% of total revenues, for the year ended December 31, 2007, decreased by $1.2 million, but increased by 2.8% points of total revenues, as compared to BI/DW revenues of $11.0 million, or 42.9% of total revenues, for the comparable prior year period. The decrease in BI/DW revenues for the year ended December 31, 2007 is primarily due to a significant reduction in headcount in the BI/DW business resulting from the Company’s restructuring and employee turnover experienced in this line of business during the third and fourth quarters of the prior year. The Company has experienced an average 11 person headcount reduction in this line of business during 2007 as compared to 2006, resulting in a significant decline in billable hours in the current year. Several large projects which provided approximately $4.3 million of 2006 revenue were completed in 2006 and early 2007 and, therefore, did not contribute significantly to current year results. Partially offsetting this revenue decline were new 2007 projects which contributed approximately $3.1 million of revenue.

Data Management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenues of $1.9 million, or 8.8% of total revenues, for the year ended December 31, 2007, declined by $0.6 million, or 0.9% points, as compared to data management revenues of $2.5 million, or 9.7% of total revenues, for the comparable prior year period. This decline in current year revenue is primarily due to a 4 person reduction in headcount required by LEC to support their client requirements during 2007, resulting in a 28% reduction in billable hours during 2007 as compared to the prior year.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue of $16.3 million was 75.7% of total revenues for the year ended December 31, 2007, decreasing by $3.6 million, and also decreasing as a percent of total revenue by 1.9% points as compared to cost of revenue of $19.9 million, or 77.6% of total revenues, for the comparable prior year period.

Services

Cost of services was $13.5 million, or 73.2% of services revenue, for the year ended December 31, 2007, decreasing by $3.4 million, or 1.6% points, as compared to cost of services of $16.9 million, or 74.8% of services revenue, for the year ended December 31, 2006. This decline in cost of services is primarily due to an average 21.0% current year decline in the number of consultants on billing as compared to the prior year. This decline in the number of consultants is the result of the Company’s 18.2% decline in services revenue in the current year period. The Company’s average billable consultant headcount in the services category was 102 and 129 for the years ended December 31, 2007 and 2006, respectively.

The 1.6% point decline in cost of services as a percentage of services revenue is primarily due to a $0.2 million decrease in stock compensation expense, and $0.1 million of placement fees with no associated cost.

Related Party Services

Cost of related party services was $1.7 million, or 90.2% of related party services revenue, for the year ended December 31, 2007, representing a decrease of $0.6 million, or 2.8% points, as compared to $2.3 million, or 93.0%, of related party services revenue for the year ended December 31, 2006. Cost of related party services decreased by $0.6 million in the current year primarily due to a reduction in consultant headcount required by LEC to support their client requirements. The average number of billable consultants utilized by LEC was 13 and 17 for the periods ended December 31, 2007 and 2006, respectively, representing a 23.5% decline in consultants billable to LEC as compared to the prior year period.

Gross profit

Gross profit of $5.2 million or 24.3% of total revenue for the year ended December 31, 2007, decreased by $0.5 million, but increased as a percentage of revenue by 1.9% points as compared to gross profit of $5.7 million or 22.4% of total revenues for the comparable prior year period.

Services

Gross profit from services was $4.9 million, or 26.8% of services revenue, for the year ended December 31, 2007, decreasing by $0.7 million, but increasing as a percentage of services revenue by 1.6% points, as compared to $5.7 million, or 25.2% of services revenue, for the year ended December 31, 2006. These gross profit changes as compared to the prior year have been outlined in the revenue and cost of revenue analysis.

Related Party Services

Gross profit from related party services was $0.2 million, or 9.8% of related party services revenue, for the year ended December 31, 2007, increasing by $11,000, or 2.8% points, as compared to gross profit from related party services of $0.2 million, or 7.0% of related party services revenue, for the year ended December 31, 2006. These gross profit changes as compared to the prior year have been outlined in the revenue and cost of revenue analysis.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses of $3.2 million, or 15.1% of revenue for the year ended December 31, 2007, decreased by $1.8 million, or 4.7% points of total revenue, as compared to $5.1 million, or 19.8% of total revenue, for the year ended December 31, 2006. The $1.8 million decrease in selling and marketing expense is due to a $0.7 million reduction in payroll expense primarily due to a five person reduction in headcount which included the termination of three Company executives that were previously classified in selling and marketing, a $1.0 million reduction in stock compensation charges, and $0.1 million of various expense reductions including reduced immigration fees, dues & subscriptions, trade shows, travel and advertising.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs of $4.2 million or 19.4% of revenue for the year ended December 31, 2007, decreased by $1.3 million or 1.8% points of total revenues as compared to $5.5 million, or 21.2% of total revenues for the year ended December 31, 2006. The $1.3 million decrease in general and administrative expense is primarily due to a $0.5 million reduction in payroll expense due to both a one person reduction in headcount and salary reductions taken by two corporate officers during the current period, a $0.5 million reduction in stock compensation charges, a $0.2 million reduction in accounting and legal fees and a $0.1 million reduction in rental expense.

Lease impairment

Effective February 2007, the Company subleased a portion of its East Hanover, New Jersey corporate office space for the remainder of the lease term. 7,154 square feet of the Company’s 16,604 square feet of rented office space were subleased from February 15, 2007 to December 31, 2010. The sublease provides for three months of free rent to the sub lessee, monthly rent equal to $5,962 per month from May 15, 2007 to December 31, 2007, $8,942 per month from January 1, 2008 to December 31, 2009, and $11,923 per month from January 1, 2010 to December 31, 2010. Additionally, the Company will receive a fixed rental for electric of $10,731 per annum payable in equal monthly installments throughout the term of the lease.

The Company has recorded a lease impairment resulting from this sublease in the amount of $210,765 during the year ended December 31, 2007. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sub lessee, and unreimbursed common area fees and real estate taxes.

Goodwill and intangibles impairment

During the twelve months ended December 31, 2007, the Company learned that several Integrated Strategies (“ISI”) consultants were to be ending their projects. Additionally, the continued margin pressure exerted by the vendor management organization structure utilized by ISI’s largest customer continues to unfavorably impact the economics of this division. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Due to the change in this business, the Company recorded a goodwill impairment of $0.7 million during the year ended December 31, 2007. Goodwill impairment of $0.3 million for the year ended December 31, 2006 also resulted primarily from an unfavorable change with respect to the economics of the Integrated Strategies business.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment, which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.6 million for the year ended December 31, 2007, decreasing by $0.2 million as compared to $0.8 million for the year ended December 31, 2006. The $0.2 million decrease in depreciation and amortization expense for the year ended December 31, 2007 is primarily due to both the approved vendor status intangible asset and the Laurus deferred financing costs becoming fully amortized as well as a decline in depreciation expense as some assets became fully depreciated during the current period.

Other income (expense)

The Company reported a gain on financial instruments of $19,329 during 2007 as compared to a loss on financial instruments of ($0.4 million) during 2006. All contracts that required the Company to account for the financial instruments were extinguished in March 2007.

The loss on extinguishment of debt of ($2.5 million) in 2007 related to accounting for the extinguishments of notes payable to Laurus, Sands, TAG investors and the Hock’s. The 2006 loss on extinguishment of debt of ($2.3 million) related to the extinguishment of debt to both Laurus and Taurus.

Interest expense, net of $4.0 million for the year ended December 31, 2007 increased by $0.9 million, or 29.6%, from interest expense, net of $3.1 million for the year ended December 31, 2006. The $0.9 million increase in interest expense is primarily due to $2.2 million of charges related to the relative fair value of warrants issued, $0.1 million of interest on notes payable, $0.1 million related to beneficial conversion features included in convertible notes payable, partially offset by $1.0 million of reduced discount on debt amortization, $0.4 million of reduced Laurus interest expense and $0.1 million of reduced related party interest.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $14.7 million and $12.4 million during the years ended December 31, 2007 and 2006, respectively. This allowance was recorded because, based on the weight of available information, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

At December 31, 2007, the Company had net operating loss carryfowards for Federal and State income tax purposes of approximately $12.2 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007, which may place limitations on the current net loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $1.5 million as of December 31, 2007, compared to $0.7 million as of December 31, 2006. The Company’s cash balance is primarily derived from customer remittances, bank borrowings and acquired cash and is used for general working capital needs.

The Company’s working capital of $1.5 million as of December 31, 2007 increased by $7.8 million as compared to ($6.3 million) as of December 31, 2006. The Company’s working capital position has improved during the current year primarily due to proceeds received from the sale of equity securities and a corresponding repayment of short-term debt. However, accounts receivable has declined due to a decline in current year revenues. Losses generated by the Company during the current year have resulted in the need for the sale of common stock in order to fund working capital.

Cash used in operating activities during the year ended December 31, 2007 was $2.0 million, a reduction in cash used in operating activities of $2.8 million from $4.8 million for the year ended December 31, 2006.  Cash used in operating activities primarily relates to a $2.5 million “cash-based” loss from operating activities, as determined by adding the non-cash charges incurred of $7.7 million to the reported loss from continuing operations of $10.2 million for the year ended December 31, 2007, a $1.0 million decrease in accounts receivable due primarily to the reduction in revenues during the current period and a $0.4 million decrease in accounts payable and accrued expenses during the year largely due to a $0.1 million reduction in accrued preferred stock dividends which were paid in common stock during 2007 and the timing of accounts payable payments at the end of 2006.

Cash provided by investing activities of $32,000 during 2007 relates to a payment received from the sale of the Company’s equity investment in DeLeeuw International during 2007, partially offset by costs to purchase computer equipment. Cash provided by investing activities was $2.05 million during 2006.  This was due to a $2.05 million settlement relating to the sale of Evoke Software to Similarity Systems.

Cash provided by financing activities was $2.8 million during the year ended December 31, 2007.  During 2007, $7.2 million was raised from the sale of Company common stock and $0.65 million from the issuance of a short term note payable. However, $3.2 million was paid by the Company to repay the Overadvance Side Letter to Laurus, $1.7 million was repaid on short-term notes and $0.1 million was paid for deferred financing costs, capital lease obligations and payments on related party notes.

The Company has experienced continued losses that exceeded expectations from 2004 through 2007. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company’s liquidity issues. To address the liquidity issue, the Company entered into various debt and equity instruments between August 2004 and December 2007 and, as of December 31, 2007 had approximately $3.9 million of debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006. Additionally, the Company raised approximately $10.0 million through the sale of common stock in the Company during 2006 and 2007.

Financing transactions effectuated in 2006, and through March 31, 2008, are as follows:

Taurus Advisory Group / TAG Virgin Islands, Inc.

In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bore interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 5, 2005. The second note is dated July 22, 2005 and originally matured on September 22, 2005. Each of these notes was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

In December 2005, the Company obtained a $1,000,000 short term loan from certain investors represented by Taurus. This note bears interest at 8% per annum. The note is dated December 19, 2005 and initially matured on January 31, 2006. These short term note holders had agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.  In conjunction with this note, these investors received a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.675 per share in December 2005, a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.75 per share in February 2006 and a warrant to purchase 554,000 shares of our common stock with an exercise price of $1.30 per share in March 2006. These warrants expire in December 2008, January 2009 and February 2009, respectively.  This note was extinguished on December 21, 2007 in exchange for 6,666,668 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

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

In December 2006, we entered into a Stock Purchase Agreement with certain investors pursuant to which we issued 3,000,000 shares of our common stock, and we received proceeds of $750,000. The investors were also granted warrants to purchase 1,500,000 shares of our common stock, exercisable at a price of $0.30 per share (subject to adjustment).  The warrant is exercisable for a period of five years.

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

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. This note was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock and a warrant to purchase an equal number of shares of Company Common Stock. The warrant has a $0.165 purchase price and is exercisable for five years.

On June 27, 2007, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $400,000. These notes are due on demand and are convertible into 1,333,333 shares of common stock at the option of the holders. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, these Notes are to be repaid to the investors immediately upon closing. The investors were also granted warrants to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and are exercisable for a period of five years. These notes were extinguished on December 21, 2007 in exchange for 2,666,668 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

On August 24, 2007, the Company entered into a Stock Purchase Agreement with an investor, pursuant to which the Company issued 550,000 shares of the Company’s common stock, $0.001 par value, and the Company received proceeds of $115,500. Pursuant to the Stock Purchase Agreement, the Investor was also granted a warrant to purchase 550,000 shares of the Company’s common stock, exercisable at a price of $0.22 per share (subject to adjustment). The warrant is exercisable for a period of five years. This transaction is also subject to a Registration Rights Agreement dated August 24, 2007.

On September 4, 2007, the Company entered into a Stock Purchase Agreement with certain investors, pursuant to which the Company issued 1,140,000 shares of the Company’s common stock, $0.001 par value, and the Company received proceeds of $239,400. Pursuant to the Stock Purchase Agreement, the Investors were also granted a warrant to purchase 1,140,000 shares of the Company’s common stock, exercisable at a price of $0.22 per share (subject to adjustment). The warrant is exercisable for a period of five years. This transaction is also subject to a Registration Rights Agreement dated September 4, 2007.

As of October 19, 2007, the Company and TAG Virgin Islands, Inc., as agent for the purchasers (the “Purchasers”), executed a Stock Purchase Agreement (the “Agreement”). Pursuant to this Agreement, the Purchasers purchased from the Company $4.7 million in Company common stock, par value $0.001, in multiple closings prior to December 28, 2007. The purchase price of each share of common stock purchased was be the higher of $0.10 per share or the per share closing price on the day that each purchase is effected. The Purchasers were also issued warrants to purchase Company common stock, the number of which were equal to the number of shares of common stock purchased. The warrants are be exercisable at a price equal to 10% above the purchase price of the shares purchased and are exercisable for five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant. Between October 19, 2007 and December 31, 2007, the Company received $2.2 million cash and exchanged $2.5 million of outstanding debt for Company common stock. A total of 30,407,144 common shares were issued and 30,407,144 warrants to purchase common stock were issued. 1,875,000 of these warrants are exercisable at a price of $0.22 per share (subject to adjustment), 18,300,004 of these warrants are exercisable at a price of $0.165 per share (subject to adjustment), 7,375,000 of these warrants are exercisable at a price of $0.175 per share (subject to adjustment) and 2,857,140 of these warrants are exercisable at a price of $0.154 per share. The warrants are exercisable for a period of five years.

In March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $600,000 of debt due to them under an Unsecured Convertible Line of Credit Note dated June 7, 2004 in Company Common Stock. The Company issued 4,615,385 shares of Common Stock to the investors. The number of shares of common stock acquired was based on the $0.13 closing price of the Company’s stock on the American Stock Exchange on the date of conversion. Warrants to purchase 4,615,385 shares of Company Common Stock were provided to the investors as an inducement to convert. The warrants are exercisable at a price of $0.143 per share, and are exercisable for five years.

Laurus

On February 1, 2006, the Company restructured its financing with Laurus Master Fund, Ltd. (“Laurus”) by entering into financing agreements with Laurus, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1.0 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10.0 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company’s common stock to Laurus (the “Option”) at an exercise price of $.001 per share. Laurus exercised a portion of this option in 2006 when they purchased 1,580,000 shares of the Company’s common stock. An option to purchase 1,500,000 shares remains outstanding as of December 31, 2006. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July 2005) at a 5% premium. Amounts due under the Revolving Note as of February 1, 2006 included $3,101,084 which was loaned to the Company under an Overadvance Side Letter. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of December 31, 2007) plus 1.0%, with a floor of 5.0%. Payments of principal and interest were to be made in equal monthly amounts until maturity of both notes on December 31, 2007.

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

In December 2007, the Company and Laurus agreed to reduce the amount available under the line of credit from $10,000,000 to $3,000,000 and extend the maturity date of the revolving line of credit from December 31, 2007 to March 31, 2008 in exchange for a $25,000 fee.

As of December 31, 2007, approximately $2.1 million was outstanding under the revolving line of credit. The interest rate on the revolving line was 8.25% as of December 31, 2007.

Sands

Between January and March 2007, we executed several extension agreements with three affiliates of Sands Brothers Venture Capital (“Sands”) to repay certain amended subordinated secured convertible promissory notes, in which we agreed to pay $1.05 million cash, as well as issue shares of Common Stock and warrants to purchase Common Stock, on four separate payment dates of April 2, 2007, July 2, 2007, October 1, 2007 and December 31, 2007.  In total, the Company paid $1,050,000 cash, issued 1,088,169 shares of Common Stock to Sands and issued warrants to purchase a total of 1,082,758 shares of Company Common Stock in order to settle the debt in full. The warrants to purchase Company Common Stock were issued in three tranches as follows: 263,512 shares, 541,379 shares and 277,867 shares with exercise prices of $0.34 per share, $0.50 per share and $0.22 per share, respectively. The warrants are exercisable for a period of three years.

Access Capital

The Company’s line of credit with Laurus Master Fund, Ltd. expired on December 31, 2007 and, in exchange for a $25,000 fee, the maturity date was extended until March 31, 2008.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.25% as of March 26, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases to $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,250 per month collateral management fee.

In July 2005, in conjunction with the acquisition of ISI, the Company issued a short term note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hock’s”), the former principle stockholders of ISI. This note bears interest at 5% per annum and matured on October 28, 2006. Repayment of this note had been disputed and the dispute between the Company and the Hock’s was settled in November 2007. The settlement requires payments totaling $115,000 to be made to the Hock’s beginning with an initial payment of $15,000 and then twelve equal monthly installments in the amount of $8,333, ending in November 2008.

There are currently no material commitments for capital expenditures.

As of December 31, 2007 and 2006, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.3 million, respectively. There are no known collections problems with LEC.

For the years ended December 31, 2007 and 2006, we invoiced LEC $1.9 million and $2.5 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of LEC’s billing is derived from Fortune 100 clients.  The collection process is slow, as these clients require separate approval on their own internal systems, which extends the payment cycle.

On June 29, 2006, we received a letter from the American Stock Exchange (the “AMEX”) indicating that we are below certain of the AMEX’s continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the AMEX by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to the AMEX on July 31, 2006, and the AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the AMEX Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

On January 29, 2007, the Company announced that it received notice from the Staff of the American Stock Exchange indicating that the Company no longer complied with the Exchange’s continued listing standards due to the Company’s inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the Exchange.

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

The following is a summary of the debt instruments outstanding as of March 12, 2008:

Lender	Type of facility	Outstanding as of March 12, 2008 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Laurus Master Fund, Ltd.	Line of Credit	$1,200,000	$823,000

Taurus Advisory Group, LLC investors	Long term debt	$1,650,000	$0

Taurus Advisory Group, LLC investors	Series A and B Convertible Preferred Stock	$3,900,000	$0

Larry and Adam Hock	Short term notes payable	$83,000	$0

Glenn Peipert	Related party note payable	$107,000	$0

TOTAL		$6,940,000	$0

The Company believes existing cash plus funds provided by operations and borrowing capacity under the line of credit should be sufficient to fund operations through January 1, 2009. Additional financing may be required to fund targeted acquisition candidates. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. Any decision or ability to obtain financing through debt or equity investment will depend on various factors, including, among others, financial and market conditions, strategic acquisition and investment opportunities, and developments in the Company’s markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company’s stockholders. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

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

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we adopted the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we previously accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Recent Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.

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

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard has not had a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages 64  through 98 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.
.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2007.

We did not maintain effective financial reporting processes due to lack of documentation of certain review and approval functions. We have implemented policies and procedures whereby all review and approval functions are to be appropriately documented.

There is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters and general controls over information technology security and user access. This constitutes a weakness in financial reporting. Furthermore, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. Management will continue to evaluate the segregation of duties issues considering the cost involved to remediate them.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Our directors and executive officers are as follows:

Name	Year First Elected as Director or Officer	Age	Positions Held
Scott Newman	2004	48	President, Chief Executive Officer and Chairman
Glenn Peipert	2004	47	Executive Vice President, Chief Operating Officer and Director
William Hendry	2006	47	Vice President, Chief Financial Officer, Secretary and Treasurer
William McKnight	2005	42	Senior Vice President - Information Management
Bryan Carey	2007	50	Senior Vice President - Strategic Consulting and Managing Director, DeLeeuw Associates, Inc.
Lawrence K. Reisman*	2004	46	Director
Frederick Lester**	2006	50	Director
Thomas Pear***	2006	55	Director

* Chair of the Audit Committee, and member of the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee.

** Chair of the Nominating and Corporate Governance Committee, and member of the Audit Committee and the Compensation and Stock Option Committee.

*** Chair of the Compensation and Stock Option Committee, and member of the Audit Committee and the Nominating and Corporate Governance Committee.

SCOTT NEWMAN has been our President, Chief Executive Officer and Chairman since January 2004. Mr. Newman founded the former Conversion Services International, Inc. in 1990 (before its merger with and into LCS Group, Inc. in 2004). He has over twenty years of experience providing technology solutions to major companies internationally. Mr. Newman has direct experience in strategic planning, analysis, design, testing and implementation of complex big-data solutions. He possesses a wide range of software and hardware architecture/discipline experience, including, client/server, data discovery, distributed systems, data warehousing, mainframe, scaleable solutions and e-business. Mr. Newman has been the architect and lead designer of several commercial software products used by Chase, Citibank, Merrill Lynch and Jaguar Cars. Mr. Newman advises and reviews data warehousing and business intelligence strategy on behalf of our Global 2000 clients, including AT&T Capital, Jaguar Cars, Cytec and Chase. Mr. Newman is a member of the Young Presidents Organization, a leadership organization that promotes the exchange of ideas, pursuit of learning and sharing strategies to achieve personal and professional growth and success. Mr. Newman received his B.S. from Brooklyn College in 1980.

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

WILLIAM HENDRY has been our Vice President, Chief Financial Officer and Treasurer since October 2006. He was appointed Secretary of the Company in August 2007. Mr. Hendry previously served as the Company’s Controller from 2004-2006. Prior to joining the Company, Mr. Hendry was controller of Scientific Games Online Entertainment Systems, a developer, installer and operator of online, instant and video lottery systems, from 2002-2004. From 2000-2002, Mr. Hendry was a consultant to Cipolla Sziklay Zak & Co. and Pharmacia. Prior to this, Mr. Hendry served as the corporate controller of AlphaNet Solutions, a publicly-held information technology professional services company, as the corporate controller of Biosource International, a publicly-held international manufacturer of technology products, and as vice president - finance of Quarterdeck, a publicly-held publisher of utility and software applications. Mr. Hendry began his career at KPMG LLP. Mr. Hendry has an M.B.A. in finance and a B.S. in accounting from Fairleigh Dickinson University, is a certified public accountant in New Jersey, and is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Certified Public Accountants, and the Financial Executive Institute.

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

BRYAN CAREY has been our Senior Vice President - Strategic Consulting, and Managing Director of our wholly owned subsidiary DeLeeuw Associates, since February 2007. Prior to joining DeLeeuw Associates in 2000 as a senior vice president of business development, Carey spent nearly 20 years as an executive in project and change management in the banking industry, including Bank of America. Mr. Carey was promoted to executive vice president of DeLeeuw Associates in 2003, where he was responsible for major account relationships, project oversight and business development. Mr. Carey built DeLeeuw Associates’s Lean and Six Sigma practice providing the leadership, consulting, training and discipline to grow the business from a start-up to a successful, thriving business. Most recently, Mr. Carey has led Lean Six Sigma roll-out initiatives at NY Independent System Operators, Bank of New York, Cendant Corporation and JPMorgan Chase. Mr. Carey has spoken at numerous Six Sigma events, as well as authored a number of articles on change and project management utilizing Lean and Six Sigma. Mr. Carey received his B.S in Philosophy from Notre Dame in 1980 and received his M.B.A. in finance from the University of South Carolina in 1983.

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

Director Independence

The Board has reviewed each of the directors’ relationships with the Company in conjunction with Section 121(A) of the listing standards of the American Stock Exchange and has affirmatively determined that three of our directors, Lawrence K. Reisman, Frederick Lester and Thomas Pear are independent of management and free of any relationship that would interfere with the independent judgment as members of the Board of Directors or any committee thereof.

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

Audit Committee

The Audit Committee was formed in April 2005. The Audit Committee met 4 times in fiscal year 2007. Mr. Lester was absent from one meeting, however, and each member of the Audit Committee was present at the other meetings. The Audit Committee is responsible for matters relating to financial reporting, internal controls, risk management and compliance. These responsibilities include appointing, overseeing, evaluating and approving the fees of our independent auditors, reviewing financial information which is included in our Annual Report on Form 10-K, discussions with management and the independent auditors the results of the annual audit and our quarterly financial statements, reviewing with management our system of internal controls and financial reporting process and monitoring our compliance program and system.

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

Compensation and Stock Option Committee

The Compensation Committee and the Stock Option Committee merged in March 2007, met 2 times in fiscal year 2007 and each member of the Compensation and Stock Option Committee was present at each meeting, and acted by written consent 1 time during fiscal 2007. The Compensation and Stock Option Committee is responsible for matters relating to the development, attraction and retention of the Company’s management and for matters relating to the Company’s compensation and benefit programs. As part of its responsibilities, this committee evaluates the performance and determines the compensation of the Company’s Chief Executive Officer and approves the compensation of our senior officers, as well as to fix and determine awards to employees of stock options, restricted stock and other types of stock-based awards.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for providing oversight on a broad range of issues regarding our corporate governance practices and policies and the composition and operation of the Board of Directors. These responsibilities include reviewing potential candidates for membership on the Board and recommending to the Board nominees for election as directors of the Company. The Nominating and Corporate Governance Committee was formed in May 2005 and did not meet during fiscal 2007. A complete description of the Nominating and Corporate Governance Committee’s responsibilities is set forth in the Nominating and Corporate Governance written charter. A copy of the charter is available to stockholders on the Company’s website. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules and regulations of the SEC. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. There are no minimum qualifications for consideration for nomination to be a director of the Company. The nominating committee will assess all director nominees using the same criteria. Nominations made by stockholders must be made by written notice received by the Secretary of the Company within 30 days of the date on which notice of a meeting for the election of directors is first given to stockholders. The Nominating and Corporate Governance Committee and the Board of Directors carefully consider nominees regardless of whether they are nominated by stockholders, the Nominating and Corporate Governance Committee or existing Board members.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2007, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, except that:

An aggregate of three Form 5s for untimely filed by Lawrence K Reisman, Frederick Lester and Thomas Pear. Each Form 5 reported a “small acquisition” transaction as defined in SEC Rule 16a-6.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes compensation information for the last two fiscal years for (i) Mr. Scott Newman, our Principal Executive Officer and (ii) the two most highly compensated executive officers other than the Principal Executive Officer, who were serving as executive officers at the end of the fiscal year and who we refer to collectively, the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(s)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)		($)		($)

Scott Newman	2007	440,489	—	—	—	—	—	36,627	(1)	477,116
President, Chief Executive	2006	479,167	—	—	—	—	—	45,401	(1)	524,568
Officer and Chairman

Glenn Peipert	2007	338,983	—	—	—	—	—	30,195	(1)	369,178
Executive Vice President, Chief	2006	359,375	—	—	—	—	—	38,300	(1)	397,675
Operating Officer and Director

Bryan Carey Senior Vice	2007	313,476	—	—	62,500	—	—	16,612	(1)	392,588
President, Managing Director DeLeeuw Associates	2006	241,671	—	—	33,000	—	—	*	(2)	274,671

(1)	Amounts shown reflect payments related to medical, dental and life insurance, car payments and 401(k) contributions by the Company.

(2)	The annual amount of perquisites and other personal benefits, if any, did not exceed $10,000 for each named executive officer and has therefore been omitted, unless otherwise stated above.

The following table shows outstanding equity awards at December 31, 2007:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott Newman	—	—	—	—	—	—	—	—	—
Glenn Peipert	166,666	83,334	—	0.83	11/16/2010	—	—	—	—
Bryan Carey	33,333	—	—	3.00	5/28/2014	—	—	—	—
	83,333	41,667	—	0.83	11/16/2015	—	—	—	—
	50,000	100,000	—	0.25	10/10/2016	—	—	—	—
	—	250,000	—	0.30	5/10/2017	—	—	—	—

The following table shows the details of compensation paid to outside directors of the Company during 2007:

Director Compensation for 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Frederick Lester	12,000	5,000	—	—	—	—	17,000
Thomas Pear	13,250	5,000	—	—	—	—	18,250
Lawrence K. Reisman	12,750	5,000	—	—	—	—	17,750

Narrative Disclosure to Summary Compensation

Scott Newman, our President and Chief Executive Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Newman of $500,000 and an annual bonus to be awarded by the Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. Effective August 6, 2007, the Company and Scott Newman executed an amendment to Mr. Newman’s employment agreement which reduces Mr. Newman’s annual salary to $375,000 per year. All other provisions in the employment remain in full force and effect.

Glenn Peipert, Executive Vice President and Chief Operating Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $375,000 and an annual bonus to be awarded by the Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. Effective August 6, 2007, the Company and Glenn Peipert executed an amendment to Mr. Peipert’s employment agreement which reduces Mr. Peipert’s annual salary to $315,000 per year. All other provisions in the employment remain in full force and effect.

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

Change-in-Control Arrangements

Messrs. Newman and Peipert would be entitled to the above severance arrangements on a change of control. Further, our 2003 Incentive Plan provides that upon a change in control, all unvested stock options shall immediately become vested (unless the Committee determines otherwise).

At present, the named executive officers hold the following unvested stock options that would become vested upon a change in control.

Name	Number of Shares Underlying Vested Options (#)	Number of Shares Underlying Unvested Options (#)
Scott Newman	—	—
Glenn Peipert	166,666	83,334
Bryan Carey	166,666	391,667

Stock Ownership Requirement for Management

The Company does not have a formal policy requiring stock ownership by management. One of the key objectives of the 2003 Incentive Plan is to promote ownership of the Company’s stock by management.

Compensation of Members of the Board of Directors

Directors of the Company who are not employees of the Company or its subsidiaries are entitled to receive compensation for serving as directors in the amount of $10,000 per annum. During 2007, 50% of this annual fee was paid to the directors in cash and the other 50% was paid in Company Common Stock. This policy was changed for 2008 and the entire $10,000 annual compensation will be paid in Company Common Stock. The directors also receive $500 per Board meeting attended in person, $250 per Board meeting attended via teleconference, $250 per Committee meeting attended, and an annual stock option grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of March 28, 2008, based on 114,831,697 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Scott Newman(3)	19,655,413	16.9%
Glenn Peipert(4)	10,367,060	8.9%
William Hendry(5)	100,000	*
William McKnight(6)	829,091	*
Bryan Carey (7)	166,666	*
Lawrence K. Reisman(8)	75,844	*
Frederick Lester(9)	32,511	*
Thomas Pear(10)	32,711	*
Matthew J. Szulik	29,332,644	25.2%
Laurus Master Fund, Ltd.	6,247,869	5.4%
All directors and officers as a group (8 persons)	31,259,296	26.9%

*	Represents less than 1% of the issued and outstanding Common Stock.

(1)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)	All addresses are c/o Conversion Services International, Inc., 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.

(3)	Mr. Newman is the Company’s President, Chief Executive Officer and Chairman of the Board.

(4)
Mr. Glenn Peipert is the Company’s Executive Vice President, Chief Operating Officer and Director. Consists of an option to purchase 166,666 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2010, at an exercise price of $0.83 per share, and does not include an option to purchase 83,334 shares of Common Stock which vest on November 16, 2008.

(5)
Mr. William Hendry is the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer. Consists of an option to purchase 30,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.  Consists of an option to purchase 20,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share, and does not include an option to purchase 10,000 shares of Common Stock which vest on May 16, 2008. Consists of an option to purchase 50,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share, and does not include an option to purchase 100,000 shares of Common Stock which vests as follows: (i) 50,000 on October 10, 2008 and (ii) 50,000 on October 10, 2009.

(6)	Mr. McKnight is the Company’s Senior Vice President - Information Management.

(7)
Mr. Carey is the Company’s Senior Vice President and Managing Director, DeLeeuw Associates, Inc. Consists of an option to purchase 33,333 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.  Consists of an option to purchase 83,333 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share, and does not include an option to purchase 41,667 shares of Common Stock which vest on May 16, 2008. Consists of an option to purchase 50,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share and does not include an option to purchase 100,000 shares of Common Stock which vests as follows: (i) 50,000 on October 10, 2008 and (ii) 50,000 on October 10, 2009. Does not include an option to purchase 250,000 shares of Common Stock granted on May 10, 2007, and expiring on May 10, 2017, at an exercise price of $0.30 per share which vest as follows: (i) 83,333 on May 10, 2008, (ii) 83,333 on May 10, 2009 and (iii) 83,334 on May 10, 2010.

(8)
Mr. Reisman is a Director. Consists of an option to purchase 30,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.  Consists of an option to purchase 13,333 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share, and does not include an option to purchase 6,667 shares of Common Stock which vest on November 16, 2008. Consists of an option to purchase 8,333 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share and does not include an option to purchase 16,667 shares of Common Stock which vest as follows: (i) 8,333 on October 10, 2008, (ii) 8,334 on October 10, 2009. Includes 24,178 shares granted in October 2007 as a portion of the annual director compensation.

(9)
Mr. Lester is a Director.  Consists of an option to purchase 8,333 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 and does not include an option to purchase 16,667 shares of Common Stock which vests as follows: (i) 8,333 on October 10, 2008 and (ii) 8,334 on October 10, 2009. Includes 24,178 shares granted in October 2007 as a portion of the annual director compensation.

(10)
Mr. Pear is a Director. Consists of an option to purchase 8,333 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 and does not include an option to purchase 16,667 shares of Common Stock which vests as follows: (i) 8,333 on October 10, 2008 and (ii) 8,334 on October 10, 2009. Includes 24,178 shares granted in October 2007 as a portion of the annual director compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

As of December 31, 2007, Mr. Newman had no outstanding loan balance to the Company, and Mr. Peipert’s outstanding loan balance to the Company was $0.1 million. The unsecured loan by Mr. Peipert accrues interest at a simple rate of 8% per annum, and had a term expiring on April 30, 2007.

Other than those described above, during the last fiscal year, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, executive officer, greater than 5% stockholder or any family of such parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2006
Audit Fees	$144,003	256,367
Audit Related Fees	$2,000	2,500
Tax Fees	$39,563	93,733
All Other Fees	$13,198	18,030
	$198,764	370,630

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

3.8  Amended and Restated Bylaws (filed as Exhibit 3.3 on Form 8-K on February 17, 2004).

3.9 Certificate of Amendment of Certificate of Designations of Preferences, Rights and limitations of Series B Convertible Preferred Stock of Conversion Services International, Inc. (filed as Exhibit 4.1 on Form 8-K on June 28, 2007)

3.10 Amended and Restated By-Laws of Conversion Services International, Inc. (filed as Exhibit 3.1 on Form 8-K on December 27, 2007).

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

4.18 Form of Common Stock Purchase Warrant (filed as Exhibit 10.2 on Form 8-K on May 3, 2007)

4.19 10% Convertible Unsecured Note issued to the Investor, dated June 6, 2007 (filed as Exhibit 10.1 on Form 10-Q filed on August 8, 2007).

4.20  Common Stock Purchase Warrant issued to the Investor, dated June 6, 2007 (filed as Exhibit 10.2 on Form 10-Q filed on August 8, 2007).

4.21  10% Convertible Unsecured Note issued to the Investor, dated June 27, 2007 (filed as Exhibit 10.3 on Form 10-Q filed on August 8, 2007).

4.22  Common Stock Purchase Warrant issued to the Investor, dated June 27, 2007 (filed as Exhibit 10.4 on Form 10-Q filed on August 8, 2007).

4.23  Form of Common Stock Purchase Warrant issued to Investor, dated August 24, 2007. (filed as Exhibit 4.1 on Form 10-Q filed on November 13, 2007).

4.24  Form of Common Stock Purchase Warrant issued to Investor, dated September 4, 2007 (filed as Exhibit 4.2 on Form 10-Q filed on November 13, 2007.

4.25  Form of 10% Convertible Unsecured Note issued to Investor, dated as of June 27, 2007(filed as Exhibit 4.3 on Form 10-Q filed on November 13, 2007.

4.26  Form of Common Stock Purchase Warrant issued to Investor, dated as of June 27, 2007(filed as Exhibit 4.4 on Form 10-Q filed on November 13, 2007.

4.27  Form of Common Stock Purchase Warrant issued to Investor, dated October 26, 2007(filed as Exhibit 4.5 on Form 10-Q filed on November 13, 2007.

4.28  Form of Common Stock Purchase Warrant issued to Investor, dated October 19, 2007(filed as Exhibit 4.6 on Form 10-Q filed on November 13, 2007.

4.29  Form of Common Stock Purchase Warrant issued to investors, dated March 26, 2008.

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

10.33 10% Convertible Unsecured Note issued to TAG Virgin Islands, Inc. Due on August 31, 2007 (filed as Exhibit 10.1 on Form 8-K on May 3, 2007)

10.34  Amendment No. 1 to Employment Agreement among Registrant and Glenn Peipert, dated August 6, 2007 (filed as Exhibit 10.5 on Form 10-Q filed on August 8, 2007).

10.35  Amendment No. 1 to Employment Agreement among Registrant and Scott Newman, dated August 6, 2007 (filed as Exhibit 10.6 on Form 10-Q filed on August 8, 2007).

10.36 Stock Purchase Agreement entered into between the Company and Investor, dated August 24, 2007 (filed as Exhibit 10.1 on Form 10-Q filed on November 13, 2007.

10.37 Registration Rights Agreement entered into between the Company and Investor, dated August 24, 2007 (filed as Exhibit 10.2 on Form 10-Q filed on November 13, 2007.

10.38 Stock Purchase Agreement entered into between the Company and Investor, dated September 4, 2007 (filed as Exhibit 10.3 on Form 10-Q filed on November 13, 2007.

10.39 Registration Rights Agreement entered into between the Company and Investor, dated September 4, 2007 (filed as Exhibit 10.4 on Form 10-Q filed on November 13, 2007.

10.40 Amendment 1 to March 1, 2007 Registration Rights Agreement entered into between the Company and Investor, dated as of June 27, 2007 (filed as Exhibit 10.5 on Form 10-Q filed on November 13, 2007. **

10.41 Stock Purchase Agreement entered into between the Company and Investor, dated as of October 19, 2007 (filed as Exhibit 10.6 on Form 10-Q filed on November 13, 2007.

10.42 Registration Rights Agreement entered into between the Company and Investor, dated as of October 19, 2007 (filed as Exhibit 10.7 on Form 10-Q filed on November 13, 2007.

10.42 Omnibus Amendment and Waiver No. 3 dated December 11, 2007 to the Security Agreement (filed as Exhibit 10.1 on Form 8-K filed on December 13, 2007).

10.43 Note Conversion Agreement by and between the Company and certain Noteholders, dated as of March 27, 2008.*

10.44 Loan and Security Agreement by and between the Company and Access Capital, Inc., dated as of March 31, 2008.*

10.45 Stock Pledge Agreement by and between the Company and Access Capital, Inc. dated as of March 31, 2008*

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

We have audited the accompanying consolidated balance sheets of Conversion Services International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conversion Services International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S generally accepted accounting principles.

/s/ Friedman LLP

East Hanover, New Jersey
March 31, 2008

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$1,506,866	$668,006
Accounts receivable, net of allowance for doubtful accounts of $142,181 and $279,422 as of December 31, 2007 and 2006, respectively	3,077,847	3,912,000
Accounts receivable from related parties, net of allowance for doubtful accounts of $16,244 and $8,972 as of December 31, 2007 and 2006, respectively; (Note 22)	315,503	330,006
Prepaid expenses	199,635	132,087
TOTAL CURRENT ASSETS	5,099,851	5,042,099

PROPERTY AND EQUIPMENT, at cost, net	182,868	265,084

OTHER ASSETS
Goodwill	6,135,125	6,826,705
Intangible assets, net of accumulated amortization of $1,754,344 and $1,265,958 as of December 31, 2007 and 2006, respectively; (Note 5)	778,470	1,266,856
Deferred financing costs, net of accumulated amortization of $110,000 and $52,609 as of December 31, 2007 and 2006, respectively; (Note 6)	-	57,391
Discount on debt issued, net of accumulated amortization of $1,052,639 and $1,793,921 as of December 31, 2007 and 2006, respectively; (Note 7)	447,361	786,079
Equity investments	82,253	176,152
Other assets	85,445	110,445

Total Assets	$12,811,373	$14,530,811

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit; (Note 8)	$2,056,341	$5,795,552
Current portion of long-term debt	10,819	578,685
Accounts payable and accrued expenses	1,356,425	1,957,501
Short term notes payable; (Note 9)	-	2,745,000
Deferred revenue	59,350	74,450
Related party note payable; (Note 22)	107,833	110,831
Financial instruments; (Note 10)	-	52,228
TOTAL CURRENT LIABILITIES	3,590,768	11,314,247

Long-term debt, net of current portion (Note 11)	1,533,126	1,769,154
Deferred taxes	363,400	363,400
Total Liabilities	5,487,294	13,446,801

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized.

Series A convertible preferred stock, 19,000 shares issued and outstanding at December 31, 2007 and 2006, respectively; (Note 14)	728,333	348,333

Series B convertible preferred stock, 20,000 shares issued and outstanding at December 31, 2007 and 2006, respectively; (Note 14)	-	1,248,806

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized;
110,144,462 and 57,625,535 issued and outstanding at December 31, 2007 and 2006, respectively	111,290	57,625
Series B convertible preferred stock, 20,000 shares issued and outstanding at December 31, 2007 and 2006, respectively; (Note 14)	1,352,883	-
Additional paid in capital	66,742,898	50,829,255
Treasury stock, at cost, 1,145,382 shares in treasury as of December 31, 2007 and 2006; (Note 15)	(423,869)	(423,869)
Accumulated deficit	(61,187,456)	(50,976,140)
Total Stockholders' Equity (Deficit)	6,595,746	(513,129)

Total Liabilities and Stockholders' Equity (Deficit)	$12,811,373	$14,530,811

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

REVENUE:
Services	$18,453,197	$22,550,805
Related party services	1,881,803	2,478,342
Reimbursable expenses	946,880	570,121
Other	184,457	74,789
	21,466,337	25,674,057
COST OF REVENUE:
Services (inclusive of stock based compensation of $0.3 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.)	13,507,340	16,868,554
Related party services	1,698,040	2,305,523
Reimbursable expenses	1,048,611	756,857
	16,253,991	19,930,934
GROSS PROFIT	5,212,346	5,743,123

OPERATING EXPENSES
Selling and marketing (inclusive of stock based compensation of zero and $1.0 million for the years ended December 31, 2007 and 2006, respectively.)	3,248,410	5,072,532
General and administrative (inclusive of stock based compensation of $0.1 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively.	4,155,357	5,451,324
Lease impairment	210,765	-
Goodwill & intangibles impairment	691,580	349,000
Depreciation and amortization	646,236	802,386
	8,952,348	11,675,242
LOSS FROM OPERATIONS	(3,740,002)	(5,932,119)

OTHER INCOME (EXPENSE)
Equity in earnings (losses) from investments	(18,329)	27,035
Gain (loss) on financial instruments	19,329	(351,132)
Loss on extinguishment of debt	(2,461,515)	(2,311,479)
Interest expense, net	(4,010,799)	(3,094,083)
	(6,471,314)	(5,729,659)
LOSS BEFORE INCOME TAXES	(10,211,316)	(11,661,778)
INCOME TAXES	-	-
LOSS FROM CONTINUING OPERATIONS	(10,211,316)	(11,661,778)

DISCONTINUED OPERATIONS:
Gain on disposal of discontinued operations	-	2,050,000

NET LOSS	(10,211,316)	(9,611,778)
Accretion of issuance costs associated with convertible preferred stock	(484,075)	(429,747)
Dividends on convertible preferred stock	(263,212)	(162,603)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,958,603)	$(10,204,128)

Basic and diluted loss per common share from continuing operations	$(0.15)	$(0.23)
Basic and diluted income per common share from discontinued operations	$-	$0.04
Basic and diluted loss per common share	$(0.15)	$(0.19)
Basic and diluted loss per common share attributable to common stockholders	$(0.16)	$(0.20)

Weighted average common shares used to compute income (loss) per common share:
Basic and diluted	67,541,607	51,792,504

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Capital Stock	Treasury Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Total Stockholders' Equity (Deficit)

Balance, December 31, 2005	54,093,916	$54,094	$-	-	$-	$42,264,407	$(40,689,362)	$1,629,139

Net loss	-	-	-	-	-	-	(9,611,778)	(9,611,778)

Dividends payable on preferred stock	-	-	-	-	-	(162,603)	-	(162,603)
Shares issued due to exercise of stock options	1,620,100	1,620	-	-	-	33,043	-	34,663
Treasury shares acquired	(4,145,382)	-	(1,848,869)	-	-	-	-	(1,848,869)
Compensation expense for stock and stock option grants.	-	-	-	-	-	2,022,223	-	2,022,223
Relative fair value of warrants issued	-	-	-	-	-	2,500,121	-	2,500,121
Convertible preferred stock beneficial conversion feature	-	-	-	-	-	1,012,190	-	1,012,190
Issuance of stock options in conjunction with debt restructure	-	-	-	-	-	1,694,000	-	1,694,000
Laurus warrant liability reclassified to equity	-	-	-	-	-	703,567	-	703,567
Dividends on series A preferred stock paid in shares	79,166	79	-	-	-	39,504	-	39,583
Shares issued due to conversion of debt to equity	1,832,353	1,832	-	-	-	1,152,550	-	1,154,382
Issuance of Common Stock in connection with a stock purchase agreement	3,000,000	-	1,425,000	-	-	-	(675,000)	750,000
Accretion of issuance costs associated with convertible preferred stock	-	-	-	-	-	(429,747)	-	(429,747)
Total comprehensive loss	-	-	-	-	-	-	-	-
Balance, December 31, 2006	56,480,153	57,625	(423,869)	-	-	50,829,255	(50,976,140)	(513,129)

Net loss	-	-	-	-	-	-	(10,211,316)	(10,211,316)
Dividends payable on preferred stock	-	-	-	-	-	(263,214)	-	(263,214)
Shares issued due to exercise of stock options and warrants	3,147,654	3,148	-	-	-	(3,148)	-	-
Compensation expense for stock and stock option grants	-	-	-	-	-	422,633	-	422,633
Relative fair value of warrants issued	-	-	-	-	-	7,050,200	-	7,050,200
Issuance of common stock in conjunction with debt restructure	16,088,169	16,089	-	-	-	3,123,552	-	3,139,641
Laurus warrant to purchase common stock	-	-	-	-	-	535,714	-	535,714
Dividends on Series A preferred stock paid in common stock	952,602	952	-	-	-	141,938	-	142,890
Dividends on Series B preferred stock paid in common stock	486,684	486	-	-	-	242,856	-	243,342
Interest on convertible debt paid in Common Stock	794,522	795	-	-	-	134,274	-	135,069
Shares issued in conjunction with services agreement	25,000	25	-	-	-	(25)	-	-
Reclassification of Series B preferred stock to equity	-	-	-	20,000	1,352,883	-	-	1,352,883
Issuance of Common Stock in connection with a stock purchase agreement	15,263,810	15,264	-	-	-	2,539,636	-	2,554,900
Issuance of Common Stock for Director compensation	72,534	73	-	-	-	14,927	-	15,000
Issuance of Common Stock in payment of Notes Payable	16,833,334	16,833	-	-	-	2,458,376	-	2,475,209
Accretion of issuance costs associated with convertible preferred stock	-	-	-	-	-	(484,076)	-	(484,076)
Total comprehensive loss	-	-	-	-	-	-	-	-
Balance, December 31, 2007	110,144,462	$111,290	$(423,869)	20,000	$1,352,883	$66,742,898	$(61,187,456)	$6,595,746

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,211,316)	$(9,611,778)
Net income from discontinued operations	-	2,050,000
Net loss from continuing operations	$(10,211,316)	$(11,661,778)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	100,459	152,386
Amortizaton of intangible assets	488,386	576,108
Amortization of debt discounts	338,718	1,307,022
Amortization of relative fair value of warrants issued	2,990,106	710,072
Amortization of deferred financing costs	57,390	73,894
Impairment of goodwill and intangible assets	691,580	349,000
Leasehold impairment	210,765	-
Stock based compensation	424,263	2,022,223
(Gain) loss on change in fair value of financial instruments	(19,329)	351,132
Loss on extinguishment of debt	2,461,515	2,311,479
Decrease in allowance for doubtful accounts	(129,969)	(200,675)
Loss from sale of equity investment	25,569	-
Loss (Income) from equity investments	18,330	(27,035)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	971,395	(507,978)
Decrease in accounts receivable from related parties	7,231	230,930
(Increase) decrease in prepaid expenses	(67,548)	10,344
Decrease in goodwill	-	83,861
Decrease in other assets	25,000	12,987
Decrease in accounts payable and accrued expenses	(367,133)	(595,445)
Increase (decrease) in deferred revenue	(15,100)	33,329
Net cash used in operating activities	(1,999,688)	(4,768,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,243)	-
Sale of equity investment in DeLeeuw Turkey	50,000	-
Net cash provided by investing activities of continuing operations	31,757	-
Net proceeds from the sale of discontinued operations	-	2,050,000
Net cash provided by investing activities	31,757	2,050,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) advances under line of credit	(3,239,211)	791,156
Proceeds from issuance of short-term note payable	650,000	500,000
Proceeds from issuance of long-term note payable	-	381,256
Payments for financing costs	-	(110,000)
Principal payments on long-term debt	-	(487,110)
Principal payments on short-term notes	(1,710,455)	-
Proceeds from sale of Company common stock and exercise of stock options	7,165,658	34,663
Acquisition of treasury stock	-	(1,848,869)
Reissuance of treasury stock	-	750,000
Proceeds from sale of Series A Convertible Preferred Stock	-	1,900,000
Proceeds from sale of Series B Convertible Preferred Stock	-	2,000,000
Principal payments on capital lease obligations	(33,231)	(104,340)
Principal payments on related party notes	(25,970)	(596,679)
Net cash provided by financing activities	2,806,791	3,210,077

NET INCREASE IN CASH	838,860	491,933
CASH, beginning of period	668,006	176,073

CASH, end of period	$1,506,866	$668,006

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$471,824	$866,189
Cash paid for income taxes	-	-
Series A convertible preferred stock dividend satisfied by issuing Company common stock	-	39,583
Related party note payable repayment through issuance of Company common stock	-	1,154,382
Common stock purchase warrants issued in settlement of debt	698,714	-
Common stock issued in payment of preferred stock dividends	386,232	-
Common stock issued in payment of Director's fees	15,000	-
Common stock issued in payment of interest due on outstanding debt	135,069	-
Extinguishment of debt via issuance of Common Stock	2,500,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
The Company did not enter into any capital lease arrangements during the years ended December 31, 2007 or 2006.

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

•
On June 28, 2004, the Company acquired substantially all the assets of Evoke Software Corporation and the stock of Evoke’s foreign subsidiaries (“Evoke”), a provider of data discovery, profiling and quality management software. On July 18, 2005, the Company sold certain assets and liabilities of Evoke to Similarity Systems. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion.

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

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and adjusts the allowance for doubtful accounts, when deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions. During 2007 and 2006, $133,264 and $147,272 of uncollectible accounts receivable were written off against the allowance for doubtful accounts, respectively.

Property and equipment

Property and equipment are stated at cost and includes equipment held under capital lease arrangements. Depreciation is computed using the straight-line method and is based on the estimated useful lives of the various assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term on a straight-line basis. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

Goodwill represents the amounts paid in connection with the acquisitions of Scosys, DeLeeuw, ISI and McKnight. Additionally, as part of the Scosys, DeLeeuw and McKnight acquisitions, the Company acquired identifiable intangible assets. During the June 2007 quarter, due to an unfavorable economic change in the ISI business, the Company performed an impairment review and recorded a $557,055 impairment charge. As of December 31, 2007, the Company performed its annual impairment review and determined that as a result of a continued unfavorable change with respect to the ISI business, an additional $134,525 impairment charge was required for a total 2007 impairment related to ISI of $691,580. As of December 31, 2006, the Company performed its annual impairment review and determined as a result of an unfavorable change with respect to the economics of the ISI business, a $329,000 impairment charge was required. Additionally, the Company determined that, due to a change in the Company’s marketing and positioning of the Scosys business, the $20,000 intangible for the rights to use the Scosys name was impaired and recorded a charge as of that date.

Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five years. The approved vendor status intangible asset was being amortized over an estimated life of forty months. The proprietary presentation format intangible asset is being amortized over an estimated life of three years. The customer relationship intangible asset is being amortized over an estimated life of thirty months. The order backlog intangible asset was being amortized over an estimated life of five months.

Deferred financing costs

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments, which are currently less than one year.

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

Stock compensation

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “ Share-Based Payment ,” issued in December 2004, is a revision of FASB Statement 123, “ Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

The Company was required to adopt this standard effective with the beginning of the first annual reporting period beginning after December 15, 2005, therefore, we adopted the standard in the first quarter of fiscal 2006 using the modified prospective method. We previously accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in future periods.

The Company follows EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the fiscal year ended December 31, 2005, the Company granted approximately 48,000 stock options, respectively, to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recognizing the fair value of these options as expense over the three year vesting period of the options.

The per share weighted average fair value of stock options granted during 2006 was $0.34 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.97%
Expected volatility	177.5%
Expected option life (years)	3.0

The per share weighted average fair value of stock options granted during 2007 was $0.25 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.95%
Expected volatility	155.63%
Expected option life (years)	3.0

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2007, ING accounted for approximately 17.8% of the Company’s accounts receivable balance and Bank of America accounted for approximately 14.2% of the Company’s accounts receivable balance.

The Company maintains its cash with a high credit quality financial institution. Each account is secured by the Federal Deposit Insurance Corporation up to $100,000.

Advertising

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $82,600 and $134,000 for the years ended December 31, 2007 and 2006, respectively.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2007, the Company had not entered into any transactions which were considered hedges under SFAS 133.

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

Equity investments

Prior to the Company’s acquisition of DeLeeuw in 2004, DeLeeuw had acquired a non-controlling interest in DeLeeuw International (a company formed under the laws of Turkey). The Company accounts for its share of the income (losses) of this investment under the equity method. The Company sold its equity investment in DeLeeuw International for a cash payment of $50,000 in February 2007 and recorded a loss of $25,569 on the transaction.

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

Note 2 - Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

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

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard has not had a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

Note 3 - Discontinued Operations

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

Note 4 - Property and equipment

Property and equipment consisted of the following:

	December 31, 2007	December 31, 2006

Computer equipment	$1,016,582	$998,339
Furniture and fixtures	161,543	161,543
Leasehold improvements	92,459	92,459
	1,270,584	1,252,341
Accumulated depreciation	(1,087,716)	(987,257)

	$182,868	$265,084

Depreciation and amortization expense related to property and equipment totaled $0.1 million and $0.2 million for 2007 and 2006, respectively.

Note 5 - Intangible assets

Intangibles acquired have been assigned as follows:

	December 31,	December 31,	Amortization
	2007	2006	period

Customer contracts	$414,000	$414,000	5 years
Approved vendor status	538,814	538,814	40 months
Customer relationships	685,000	685,000	2.5 years
Tradename	722,000	722,000	Indefinite
Proprietary presentation format	173,000	173,000	3 years
	2,532,814	2,532,814
Accumulated amortization	(1,754,344)	(1,265,958)

	$778,470	$1,266,856

The estimated amortization expense for the next five years related to other finite-lived intangible assets is estimated to be as follows:

Amortization of Intangible assets

2008	56,470
2009	-
Thereafter	-
$56,470

Note 6 - Deferred financing costs

The Company has incurred and capitalized financing costs in connection with financing transactions consummated between 2004 and 2007. These costs were deferred and are being amortized over the life of the related financing agreement. The following illustrates the components of the deferred financing costs:

	December 31, 2007	December 31, 2006

Laurus Master Fund	$110,000	$110,000
Sands Brothers	-	-
	$110,000	$110,000
Accumulated amortization	(110,000)	(52,609)
	$-	$57,391

Note 7 - Discount on debt

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

	December 31, 2007	December 31, 2006	Amortization period

Sands Brothers	$-	$1,080,000	12-15 months
Taurus Advisory Group	1,500,000	1,500,000	5 years
	1,500,000	2,580,000
Accumulated amortization	(1,052,639)	(1,793,921)
	$447,361	$786,079

Note 8 - Line of credit

In August 2004, we replaced our $3.0 million line of credit with North Fork Bank with a revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”), whereby we had access to borrow up to $6.0 million based upon eligible accounts receivable. This revolving line provided for advances at an advance rate of 90% against eligible accounts receivable, with an annual interest rate of prime rate (as reported in the Wall Street Journal) plus 1%, and matured in three years. This agreement contained no financial covenants. This line of credit is secured by substantially all the corporate assets. Laurus had the option to convert amounts outstanding into our common stock at a fixed conversion price of $2.10 per share.

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

The Company and Laurus amended these agreements during 2005 and, in February 2006, they were amended again, as follows. The Company entered into financing agreements with Laurus, pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1.0 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10.0 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the “Option”) at an exercise price of $.001 per share. The proceeds from the issuance of the Notes were used to refinance the Company’s outstanding obligations under the existing facility with Laurus (originally entered into in August 2004 and subsequently amended in July and November 2005) at a 5% premium. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of December 31, 2007) plus 1.0%, with a floor of 5.0%. Payments of principal and interest were to be made in equal monthly amounts until maturity of both notes on December 31, 2007

In connection with the Notes, the Company and Laurus entered into an Overadvance Letter Agreement, pursuant to which Laurus exercised its discretion granted to it pursuant to the Security Agreement entered into in August 2004 to make a loan to the Company in excess of the “Formula Amount” (as defined therein) and advanced $3,101,084 to the Company. The Company also entered into a Stock Pledge Agreement and Security Agreement securing its obligations to Laurus, both prior to and including the Notes, as well as a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s common stock underlying the Option, as well as the shares of the Company’s common stock and the shares of the Company’s common stock underlying the warrants held by Laurus, within 90 days. The Company was to repay the Overadvance to Laurus beginning February 1, 2007 by making monthly payments of approximately $258,424, until the principal amount of $3,101,084 was repaid in full. The Company made the first two payments in February 2007 and, in March 2007, the Company and Laurus agreed that the Company would pay to Laurus $2,084,237 and issue a warrant to purchase 1,785,714 shares of common stock at an exercise price of $0.01 as final payment to satisfy the Overadvance Letter in full. Also in March 2007, the Company satisfied the outstanding amount on the outstanding term note issued to Laurus on February 1, 2006, with a cash payment of $409,722.

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

In December 2007, the Company and Laurus agreed to reduce the amount available under the line of credit from $10,000,000 to $3,000,000 and to extend the maturity date of the revolving line of credit from December 31, 2007 to March 31, 2008 in exchange for a $25,000 fee.

As of December 31, 2007, approximately $2.1 million was outstanding under the revolving line of credit. The interest rate on the revolving line was 8.25% as of December 31, 2007. As of the date of this filing, Laurus owns approximately 5,393,415 shares of the Company’s common stock, an option to purchase up to 36,596 shares of the Company's common stock at an exercise price of $.001 per share, a warrant to purchase 17,857 shares of the Company’s common stock at an exercise price of $0.01 per share, and warrants to purchase 400,000 shares of the Company’s common stock at $4.35 per share, 200,000 shares of the Company’s common stock at $4.65 per share and 200,000 shares of the Company’s common stock at $5.25 per share.

Note 9 - Short Term Notes Payable

On September 22, 2005, upon maturity of the three subordinated secured convertible promissory notes equaling $1.0 million (the “Notes”) issued to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”) in September 2004, the Company issued to Sands three new subordinated secured convertible promissory notes equaling $1.080 million, each with an annual interest rate of 12% expiring on January 1, 2007. The Company also issued Sands three common stock purchase warrants (the “Warrants”) providing Sands with the right to purchase 400,000 shares of the Company’s common stock. The exercise price of the shares of the Company’s common stock issuable upon exercise of the Warrants shall be equal to a price per share of common stock equal to $2.10 per share. The latest that the Warrants may expire is December 15, 2009.

In December 2006, in exchange for a $15,000 extension fee, Sands agreed to extend the Maturity Date of the Notes from January 1, 2007 to February 1, 2007 and then, upon maturity and in exchange for a $150,000 payment to be applied against the principal balance outstanding on the Notes, agreed to extend the maturity date to March 1, 2007. On March 1, 2007, the Company and Sands agreed that the Company would pay the Funds an additional $900,000 cash during 2007, as well as issue shares of Common Stock and warrants to purchase Common Stock as final payment to satisfy the Sands Notes in full. In total, the Company paid $1,050,000 cash, issued 1,088,169 shares of Common Stock to Sands and issued warrants to purchase a total of 1,082,758 shares of Company Common Stock in order to settle the debt in full. The warrants to purchase Company Common Stock were issued in three tranches as follows: 263,512 shares, 541,379 shares and 277,867 shares with exercise prices of $0.34 per share, $0.50 per share and $0.22 per share, respectively. The warrants are exercisable for a period of three years.

In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 5, 2005. The second note is dated July 22, 2005 and originally matured on September 22, 2005. Each of these notes was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock, a total of 3,333,334 shares were issued to exchange these two notes, and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 3,333,334 shares of Company common stock to be $466,667. This relative fair value was charged to the loss on extinguishment during 2007. The assumptions used in the relative fair value calculation were as follows: Company stock price on December 21, 2007 of $0.15 per share; exercise price of the warrants of $0.165 per share; five year term; volatility of 161.02%; annual rate of dividends of 0%; and a risk free interest rate of 3.28%.

In July 2005, in conjunction with the acquisition of ISI, the Company issued a short term note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hock’s”), the former principle stockholders of ISI. This note bears interest at 5% per annum and matured on October 28, 2006. Repayment of this note had been disputed and the dispute between the Company and the Hock’s was settled in November 2007. The settlement requires payments totaling $115,000 to be made to the Hock’s beginning with an initial payment of $15,000 and then twelve equal monthly installments in the amount of $8,333, ending in November 2008.

In December 2005, the Company obtained a $1,000,000 short term loan from certain investors represented by Taurus. This note bears interest at 8% per annum. The note is dated December 19, 2005 and initially matured on January 31, 2006. These short term note holders had agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.  In conjunction with this note, these investors received a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.675 per share in December 2005, a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.75 per share in February 2006 and a warrant to purchase 554,000 shares of our common stock with an exercise price of $1.30 per share in March 2006. These warrants expire in December 2008, January 2009 and February 2009, respectively.  This note was extinguished on December 21, 2007 in exchange for 6,666,668 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 6,666,668 shares of Company common stock to be $933,334. This relative fair value was charged to the loss on extinguishment during 2007. The assumptions used in the relative fair value calculation were as follows: Company stock price on December 21, 2007 of $0.15 per share; exercise price of the warrants of $0.165 per share; five year term; volatility of 161.02%; annual rate of dividends of 0%; and a risk free interest rate of 3.28%.

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

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. This note was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock and a warrant to purchase an equal number of shares of Company Common Stock. The warrant has a $0.165 purchase price and is exercisable for five years.

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 1,666,667 shares of Company common stock to be $233,333. This relative fair value was charged to the loss on extinguishment during 2007. The assumptions used in the relative fair value calculation were as follows: Company stock price on December 21, 2007 of $0.15 per share; exercise price of the warrants of $0.165 per share; five year term; volatility of 161.02%; annual rate of dividends of 0%; and a risk free interest rate of 3.28%.

On June 27, 2007, the Company issued 10% Convertible Unsecured Notes (the "Notes") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. These notes are due on demand and are convertible into 1,333,333 shares of common stock at the option of the holders. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, these Notes are to be repaid to the investors immediately upon closing. The investors were also granted warrants to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and are exercisable for a period of five years. These notes were extinguished on December 21, 2007 in exchange for 2,666,668 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 2,666,668 shares of Company common stock to be $373,334. This relative fair value was charged to the loss on extinguishment during 2007. The assumptions used in the relative fair value calculation were as follows: Company stock price on December 21, 2007 of $0.15 per share; exercise price of the warrants of $0.165 per share; five year term; volatility of 161.02%; annual rate of dividends of 0%; and a risk free interest rate of 3.28%.

Note 10 - Financial Instruments

Both the Laurus and Sands Notes were hybrid instruments which contained both freestanding derivative financial instruments and more than one embedded derivative feature which warranted separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments included the warrants and various embedded derivative features which had been bundled together as a single, compound embedded derivative instrument that had been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features included the conversion feature within the notes, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount was amortized to interest expense using the effective interest method over the life of the notes, or 36 months.

The Sands Notes matured on January 1, 2007 and the Company and Sands agreed upon a payment schedule which began in March 2007 and matured in December 2007. On March 7, 2007, the Company satisfied the outstanding amount on the Secured Non-Convertible Term Note, issued to Laurus on February 1, 2006, and the Overadvance Side Letter dated as of February 1, 2006. As a result of these repayments and settlement agreements the Company had no outstanding instruments which contained derivative instruments requiring liability accounting under SFAS No. 133.

Note 11 - Long Term Debt

Long-term debt consisted of the following:
	December 31, 2007	December 31, 2006

Secured non-convertible term note with a maturity date of December 31, 2007. Interest accrues at a rate of prime plus one percent. As of December 31, 2006, the interest rate on this note was 9.25%. See note 8 - Line of credit for further description of this transaction.	-	545,454

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
	1,650,000	2,000,000

Notes payable under capital lease obligations payable to various finance companies for equipment at varying rates of interest, ranging from 18% to 33% as of December 31, 2007, and have maturity dates through 2008.	10,819	44,051
	1,660,819	2,589,505

Relative fair values, at issuance, ascribed to warrants associated with the above debt agreements. This amount is being accreted to the debt instrument over the term of the related debt agreements, which range from three to five years.	(116,874)	(241,666)

Subtotal	1,543,945	2,347,839

Less: Current portion of long-term debt, including obligations under capital leases of $10,819 and current portion of long term debt of zero as of December 31, 2007 and current portion of capital leases of $33,231 and current portion of long term debt of $545,454 as of December 31, 2006.	(10,819)	(578,685)

	$1,533,126	$1,769,154

Future annual payments of long-term debt is as follows:

Years Ending
2007	$-	$578,685
2008	10,819	10,820
2009	1,650,000	2,000,000

	$1,660,819	$2,589,505

Obligations under Capital Leases

The Company has entered into various capital leases that are collateralized by computer equipment and a trade show booth with an original cost of approximately $100,000.

The following schedule lists future minimum lease payments under the capital leases with their present value as of December 31, 2007:

	December 31, 2007	December 31, 2006

2007	-	37,451
2008	11,523	11,523

	11,523	48,974
Less: Amount representing interest	(704)	(4,923)

	$10,819	$44,051

During 2007 and 2006, the Company recorded depreciation expense related to equipment under capital leases of approximately $0.1 million and $0.1 million, respectively.

In June 2004, the Company issued a five-year $2,000,000 unsecured convertible line of credit note. The note accrues at an annual interest rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.58 per share. In addition, such investors received a warrant to purchase 277,778 shares of our common stock at an exercise price of $1.58 per share. This warrant expires in June 2009. This note also contains beneficial conversion features, and as a result, we recorded a beneficial conversion charge of $1.5 million which is being amortized into income over the life of the debt instrument. Additionally, using the Black-Scholes option pricing model, we determined the fair value of the warrant to be $0.5 million. The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes option pricing model and the following assumptions: contractual term of five years, an average risk free interest rate of 1.33%, a dividend yield of 0%, and volatility of 138.62%. The relative fair value attributed to the warrant issued is amortized over the note’s maturity period (60 months) as interest expense. On December 28, 2007, $350,000 of this note was extinguished in return for Company Common Stock and warrants. The investors received 2,499,997 shares of Company Common Stock and warrants to purchase 2,499,997 shares of Common Stock at a purchase price of $0.154 per share.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 2,499,997 shares of Company common stock to be $325,000. This relative fair value was charged to the loss on extinguishment during 2007. The assumptions used in the relative fair value calculation were as follows: Company stock price on December 28, 2007 of $0.14 per share; exercise price of the warrants of $0.154 per share; five year term; volatility of 158.27%; annual rate of dividends of 0%; and a risk free interest rate of 3.28%.

Note 12 - Income Taxes

The Company provides for federal and state income taxes in accordance with current rates applied to accounting income before taxes. The provision for income taxes is as follows:

Years ended December 31,
	2007	2006

Current - Federal	$-	$-
Current - State	-	-
Deferred - Federal	-	-
Deferred - State	-	-
	$-	$-

The Company’s provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

The Company has $12.2 million of net operating loss carry-forwards for both federal and state purposes expiring between 2023 and 2027.

	December 31,
	2007	2006

Net operating losses	$12,205,000	$10,321,000
Accounts receivable	63,000	82,000
Property and equipment	(1,000)	38,000
Accounts payable and accrued expenses	23,000	15,000
Debt	(140,000)	(56,000)
Goodwill	166,000	199,000
Intangible assets	(294,000)	(392,000)
Stock based compensation	2,281,000	1,821,000
	14,303,000	12,028,000
Valuation allowance	(14,666,400)	(12,391,400)
	$(363,400)	$(363,400)

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $14,666,400 and $12,391,400 for the years ended December 31, 2007 and 2006, respectively, representing a current year change in the valuation allowance of $2,275,000. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.
At December 31, 2007, the Company had net operating loss carryfowards for Federal and State income tax purposes of approximately $12.2 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007, which may place limitations on the current net loss carryforwards.

Income taxes computed at the federal statutory rate differ from the amounts provided as follows:

	For the year ended December 31,
	2007	2006

Provision for Federal taxes at statutory rate (34%)	(34.0)%	(34.0)%
State taxes, net of Federal benefit	(3.3)%	(4.6)%
Permanent difference due to non-deductible items	0.2%	1.6%
Stock based compensation	2.9%	4.9%
Goodwill impairment	2.3%	1.2%
Extinguishment of debt	9.6%	-%
Valuation allowance applied against income tax benefit	22.3%	30.9%

Income tax provision	0.0%	0.0%

Note 13 - Common Stock

In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 5, 2005. The second note is dated July 22, 2005 and originally matured on September 22, 2005. Each of these notes was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock, a total of 3,333,334 shares were issued to exchange these two notes, and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

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

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, this Note is to be repaid to the investor immediately upon closing. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. This note was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock and a warrant to purchase an equal number of shares of Company Common Stock. The warrant has a $0.165 purchase price and is exercisable for five years.

On June 27, 2007, the Company issued 10% Convertible Unsecured Notes (the "Notes") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. These notes are due on demand and are convertible into 1,333,333 shares of common stock at the option of the holders. In the event that the Company obtains financing of at least $500,000, whether in the form of debt or equity, these Notes are to be repaid to the investors immediately upon closing. The investors were also granted warrants to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and are exercisable for a period of five years. These notes were extinguished on December 21, 2007 in exchange for 2,666,668 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years.

On August 24, 2007, the Company entered into a Stock Purchase Agreement with an investor, pursuant to which the Company issued 550,000 shares of the Company's common stock, $0.001 par value, and the Company received proceeds of $115,500. Pursuant to the Stock Purchase Agreement, the Investor was also granted a warrant to purchase 550,000 shares of the Company's common stock, exercisable at a price of $0.22 per share (subject to adjustment). The warrant is exercisable for a period of five years. This transaction is also subject to a Registration Rights Agreement dated August 24, 2007.

On September 4, 2007, the Company entered into a Stock Purchase Agreement with certain investors, pursuant to which the Company issued 1,140,000 shares of the Company's common stock, $0.001 par value, and the Company received proceeds of $239,400. Pursuant to the Stock Purchase Agreement, the Investors were also granted a warrant to purchase 1,140,000 shares of the Company's common stock, exercisable at a price of $0.22 per share (subject to adjustment). The warrant is exercisable for a period of five years. This transaction is also subject to a Registration Rights Agreement dated September 4, 2007.

As of October 19, 2007, the Company and TAG Virgin Islands, Inc., as agent for the purchasers (the “Purchasers”), executed a Stock Purchase Agreement (the “Agreement”). Pursuant to this Agreement, the Purchasers purchased from the Company $4.7 million in Company common stock, par value $0.001, in multiple closings prior to December 28, 2007. The purchase price of each share of common stock purchased was the higher of $0.10 per share or the per share closing price on the day that each purchase was effected. The Purchasers were also issued warrants to purchase Company common stock, the number of which was equal to the number of shares of common stock purchased. The warrants are exercisable at a price equal to 10% above the purchase price of the shares purchased and are exercisable for five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the Agreement and the warrant. Between October 19, 2007 and December 31, 2007, the Company received $2.2 million cash and exchanged $2.5 million of outstanding debt for Company common stock. A total of 30,407,144 common shares were issued and 30,407,144 warrants to purchase common stock were issued. 1,875,000 of these warrants are exercisable at a price of $0.22 per share (subject to adjustment), 18,300,004 of these warrants are exercisable at a price of $0.165 per share (subject to adjustment), 7,375,000 of these warrants are exercisable at a price of $0.175 per share (subject to adjustment) and 2,857,140 of these warrants are exercisable at a price of $0.154 per share. The warrants are exercisable for a period of five years.

Between February and December 2007, pursuant to a settlement agreement executed between the Company and Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”), the Company made cash payments to Sands of $1,050,000, issued 1,088,169 shares of Common Stock to Sands and issued warrants to purchase a total of 1,082,758 shares of Company Common Stock in order to settle the debt in full. The warrants to purchase Company Common Stock were issued in three tranches as follows: 263,512 shares, 541,379 shares and 277,867 shares with exercise prices of $0.34 per share, $0.50 per share and $0.22 per share, respectively. The warrants are exercisable for a period of three years.

 Note 14 - Preferred Stocks

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

Note 15 - Treasury Stock

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

Note 16 - Common Stock Warrants

On February 2, 2006, the Company granted a warrant to purchase an aggregate of 1,900,000 shares of the Company’s common stock to Taurus Advisory Group, LLC in connection with the sale of 19,000 shares of the Company’s Series A preferred stock. The warrant has an exercise price of $0.60 per share and expires on January 30, 2011. See Note 16 for further discussion of this transaction.

In August 2006, in connection with the sale of Series B preferred stock, warrants to purchase 1,276,471 shares of our common stock were issued  exercisable at a price of $0.94 per share (subject to adjustment), and expiring on August 10, 2011. See Note 14 for further discussion of this transaction.

In December 2006, the Company issued a warrant to purchase 1,500,000 shares of the Company’s common stock to TAG Virgin Islands, Inc. investors. The warrant is exercisable at a price of $0.30 per share and expires on December 28, 2011. See Note 15 for further discussion of this transaction.

On March 1, 2007, the Company issued a warrant to purchase 13,333,333 shares of the common stock to certain investors represented by TAG Virgin Islands, Inc. The warrant is exercisable at a price of $0.33 per share (subject to adjustment) and exercisable for a period of five years. Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the shares of common stock underlying the TAG Note and the warrant. Such registration rights are more fully set forth in the Registration Rights Agreement.   The TAG Note was subsequently amended in March 2007 to $4.25 million and the number of shares of common stock that the TAG Note will convert into was increased to 14,166,667 shares of common stock. Additionally, the warrant was also amended to entitle the investor to purchase 14,166,667 shares of our common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

On April 27, 2007, The Company issued a warrant to purchase 833,333 shares of common stock to certain investors represented by TAG Virgin Islands, Inc. The warrant is exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

On June 6, 2007, the Company issued a warrant to purchase 833,333 shares of common stock to certain investors represented by TAG Virgin Islands, Inc. The warrant is exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years.

On June 27, 2007, the Company issued warrants to purchase 1,333,333 shares of common stock to certain investors represented by TAG Virgin Islands, Inc. The warrants are exercisable at a price of $0.33 per share (subject to adjustment), and are exercisable for a period of five years.

On August 24, 2007, the Company granted a warrant to purchase 550,000 shares of the Company's common stock to an investor represented by TAG Virgin Islands, Inc. The warrant is exercisable at a price of $0.22 per share (subject to adjustment). The warrant is exercisable for a period of five years.

On September 4, 2007, the Company granted warrants to purchase 1,140,000 shares of the Company's common stock to certain investors represented by TAG Virgin Islands, Inc. The warrants are exercisable at a price of $0.22 per share (subject to adjustment) and are exercisable for a period of five years.

Between October 19, 2007 and December 31, 2007, the Company issued 30,407,144 warrants to certain investors represented by TAG Virgin Islands, Inc., as agent for the purchasers (the “Purchasers”), in connection with a financing transaction. 1,875,000 of these warrants are exercisable at a price of $0.22 per share (subject to adjustment), 18,300,004 of these warrants are exercisable at a price of $0.165 per share (subject to adjustment), 7,375,000 of these warrants are exercisable at a price of $0.175 per share (subject to adjustment) and 2,857,140 of these warrants are exercisable at a price of $0.154 per share. The warrants are exercisable for a period of five years.

On December 17, 2007, the Company granted a warrant to purchase 198,630 shares of the Company’s common stock to an investor represented by TAG Virgin Islands, Inc. the warrant is exercisable at a price of $0.20 per share (subject to adjustment). The warrant is exercisable for a period of five years.

Between March and December 2007, pursuant to a settlement agreement executed between the Company and Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC (collectively, “Sands”), the Company issued warrants to purchase a total of 1,082,758 shares of Company Common Stock. The warrants to purchase Company Common Stock were issued in three tranches as follows: 263,512 shares, 541,379 shares and 277,867 shares with exercise prices of $0.34 per share, $0.50 per share and $0.22 per share, respectively. The warrants are exercisable for a period of three years.

Note 17 - Stock Based Compensation

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during 2006 or 2007.

The following summarizes the stock option transactions under the 2003 Plan during 2007:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2006	6,836,115	$0.82
Options granted	500,000	0.30
Options exercised	-	-
Options canceled	(1,447,287)	0.91
Options outstanding at December 31, 2007	5,888,828	$0.75

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2007:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.250	2,033,332	$0.250	8.8	693,314	$0.250
$0.30-0.70	1,755,000	$0.438	8.5	1,153,333	$0.474
$0.825-0.830	1,394,499	0.830	7.0	1,020,650	0.830
$2.475-3.45	705,997	2.786	6.3	705,997	2.786
	5,888,828			3,573,294

  Note 18 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

Basic and diluted loss per share were determined as follows:

	For the years ended December 31,
	2007	2006

Loss from continuing operations (A)	$(10,211,316)	$(11,661,778)
Income from discontinued operations (B)	$-	$2,050,000
Net loss (C)	$(10,211,316)	$(9,611,778)
Net loss attributable to common stockholders	$(10,958,603)	$(10,204,128)
Weighted average common shares used to compute income (loss) per common share (D)	67,541,607	51,792,504

Basic and diluted income (loss) per common share:
From continuing operations (A/D)	$(0.15)	$(0.23)
From discontinued operations (B/D)	$-	$0.04
Net loss per common share (C/D)	$(0.15)	$(0.19)
Net loss attributable to common stockholders	$(0.16)	$(0.20)

For the years ended December 31, 2007 and 2006, 5,888,828 shares and 6,836,115 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 5,508,248 warrants which were issued in 2006 and 50,563,053 warrants which were issued in 2007 were excluded from the calculation of diluted loss per share for the years ended December 31, 2007 and 2006, as appropriate, because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 1,047,619 shares of common stock underlying the $1,650,000 convertible line of credit note to Taurus, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and an option to purchase 36,596 shares of common stock which was issued to Laurus in 2006.

Note 19 - Major Customers

During 2007, the Company had sales to two major customers, Bank of America (17.4%) and ING (10.5%), which totaled approximately $5,747,000. Amounts due from these customers included in accounts receivable were approximately $1,087,000 at December 31, 2007. Bank of America and ING accounted for approximately 14.2% and 17.8% of the Company’s accounts receivable balance, respectively.

During 2006, the Company had sales to three major customers, Bank of America (25.2%) Comsys (9.7%), and LEC, a related party (9.7%), which totaled approximately $11,442,000. Amounts due from these customers included in accounts receivable were approximately $1,790,000 at December 31, 2006. Bank of America, Comsys, and LEC accounted for approximately 30.0%, 4.2%, and 7.5% of the Company’s accounts receivable balance, respectively.

Note 20 - Employee Benefit Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Although the plan does not require a matching contribution by the Company, the Company may make a contribution. The Company’s contributions to the plan for the years ended December 31, 2007 and 2006 were approximately $72,000 and $97,000, respectively.

Note 21 - Commitments and Contingencies

Legal Proceedings

In July 2005, in conjunction with the acquisition of ISI, the Company issued a subordinated promissory note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principal stockholders of ISI. This note, along with $35,000 cash, was to be held in escrow for 15 months. This note matured on October 28, 2006. Pursuant to the indemnification provisions of the merger agreement among the Company and the Hocks, the $200,000 was to be held in escrow to cover any liabilities by any failure of any representation or warranty of ISI or the Hocks to be true and correct at or before the closing, and any act, omission or conduct of ISI and the Hocks prior to the closing, whether asserted or claimed prior to, or at or after, the closing. After the note matured, the Hocks requested the entire $200,000 from the Company, while the Company, after offsetting certain undisclosed liabilities, responded that the entire amount owed is significantly less. The Hocks then filed a lawsuit in the State of Florida on December 22, 2006 for recovery of the entire $200,000. On March 1, 2007, a circuit court in Hillsborough County, Florida denied the Company’s motion to dismiss the lawsuit for lack of jurisdiction without explanation to its ruling. A settlement of this dispute was reached in November 2007 which requires the Company to pay to the Hock’s a total of $115,000 to be made to the Hock’s beginning with an initial payment of $15,000 and then twelve equal monthly installments in the amount of $8,333, ending in November 2008.

In March 2007, CSI commenced an action in the Superior Court of New Jersey, Morris County Chancery Division, for breach of contract, unfair competition, misappropriation of trade secrets and related claims against two former CSI employees and their start-up business.  In the spring of 2007, the court granted CSI’s request for a temporary restraining order based upon violation of a restrictive covenant.  The lawsuit is presently in the discovery phase, and CSI intends to litigate its claims aggressively in order to preserve its business from unfair competition and its confidential information from misappropriation. The defendants to the lawsuit have filed in response a counterclaim against CSI alleging tortious interference with economic advantage, abuse of process and breach of contract.  Although CSI is unable to predict the outcome of this litigation matter, management has been advised that based upon the discovery exchanged to date, the likelihood of a materially adverse outcome on the counterclaim against the Company is remote.

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

William McKnight, Senior Vice President - Information Management, agreed to a three-year employment agreement dated as of July 22, 2005. The agreement provides for an annual salary to Mr. McKnight of $250,000 and an annual bonus to be awarded by the Compensation Committee. The agreement also provides for health, life and disability insurance. In the event that Mr. McKnight’s employment is terminated other than with good cause, he will receive a lump sum payment of the longer of (1) one year's base salary or (2) the period from the date of termination through the expiration date.

William Hendry, Vice President and Chief Financial Officer, agreed to a three-year employment agreement dated as of October 15, 2007. The agreement provides for an annual salary to Mr. Hendry of $200,000 per year and an annual bonus, to be determined by the Company’s Board of Directors. The agreement also provides for health, life and disability insurance. In the event that Mr. Hendry’s employment is terminated other than with good cause, he will receive severance equal to his salary and the cost of any company sponsored insurance policy for twelve months. If Mr. Hendry is terminated without Good Cause as a result of a change in control of the Company, as defined in the Agreement, then in addition to the Severance Pay and the cost of any company sponsored insurance policy for twelve months, all unvested stock options and/or restricted shares owned by Mr. Hendry shall vest immediately. In the event Mr. Hendry is terminated for Good Cause, as defined in the Agreement, Mr. Hendry shall be paid salary earned and expenses reimbursable through the termination date, and receive health benefits for twelve months thereafter.

Lease Commitments

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2010.  Monthly rent with respect to our East Hanover, New Jersey facility is $26,290. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  DeLeeuw Associates, Inc. has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244.  DeLeeuw leases this space which had an original expiration date of December 31, 2005, but has been extended until December 31, 2010.  Monthly rent with respect to our Charlotte, North Carolina facility is $2,382.

Rent expense, including automobile rentals, totaled approximately $307,000 and $489,000 in 2007 and 2006, respectively.

Future minimum lease payments due under all operating lease agreements as of December 31, 2007 are as follows:

Years Ending December 31	Office	Subleases	Net

2008	$366,534	$107,310	$259,224
2009	355,931	107,310	248,621
2010	373,821	143,080	230,741
2011	-	-	-
Thereafter	-	-	-
	$1,096,286	$357,700	$738,586

Note 22 – Related Party Transactions

In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the years ended December 31, 2007 and 2006, the Company invoiced LEC $1,881,803 and $2,478,342, respectively, for the services of consultants subcontracted to LEC by the Company. As of December 31, 2007 and 2006, the Company had accounts receivable due from LEC of approximately $316,000 and $330,000, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

As of December 31, 2007 and 2006, Mr. Newman’s outstanding loan balance to the Company was zero, and Mr. Peipert’s outstanding loan balance to the Company was $107,000 and $111,000, respectively. The unsecured loans by Mr. Newman and Mr. Peipert each accrue interest at a simple rate of 8% per annum, and each had a term expiring on April 30, 2007, and are currently due on demand.

Note 23 – Regulatory Agency Communications

On June 29, 2006, we received a letter from the American Stock Exchange (the “AMEX”) indicating that we are below certain of the AMEX’s continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to the AMEX by July 31, 2006 that demonstrates our ability to regain compliance with Section 1003 of the AMEX Company Guide within 18 months. We submitted our plan to the AMEX on July 31, 2006, and the AMEX accepted our plan on September 26, 2006. We were granted an extension until December 28, 2007 to regain compliance with the continued listing standards. We are subject to periodic review by the AMEX Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

On January 29, 2007, the Company announced that it received notice from the Staff of the American Stock Exchange indicating that the Company no longer complied with the Exchange's continued listing standards due to the Company's inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the Exchange.

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

Note 24 – Quarterly Information (unaudited)

The following tables contain selected quarterly financial data for the fiscal years 2007 and 2006. Our Evoke Software Corporation subsidiary (“Evoke”) was sold in July 2005 and, subsequent to that date, we accounted for Evoke as a discontinued operation. As a result, the operating results of this business have been segregated from continuing operations in our financial statements and in these tables.

	For the three months ended:
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenue	$5,647,938	$5,412,932	$5,457,475	$4,947,992
Gross profit	1,174,241	1,301,320	1,454,781	1,282,004
Loss from operations	(1,388,292)	(1,368,626)	(595,083)	(388,001)
Loss from continuing operations	(2,650,303)	(3,974,529)	(793,046)	(2,793,438)
Income from discontinued operations	-	-	-	-
Net loss	(2,650,303)	(3,974,529)	(793,046)	(2,793,438)
Net loss attributable to common stockholders	$(2,865,187)	$(4,191,440)	$(958,426)	$(2,943,550)

Basic and diluted loss per common share from continuing operations	$(0.05)	$(0.07)	$(0.01)	$(0.03)
Basic and diluted income per common share from discontinued operations	$-	$-	$-	$-
Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.01)	$(0.03)
Basic and diluted loss per common share attributable to common stockholders	$(0.05)	$(0.07)	$(0.01)	$(0.04)

Weighted average common shares used to compute income (loss) per common share:
Basic and diluted	56,600,982	58,567,995	73,796,475	80,702,551

	For the three months ended:
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Revenue	$6,839,882	$6,635,443	$6,067,143	$6,131,589
Gross profit	1,443,928	1,596,269	1,146,863	1,556,063
Loss from operations	(1,437,073)	(1,205,023)	(2,020,690)	(1,269,333)
Income (loss) from continuing operations	(6,876,198)	(1,403,592)	(1,902,487)	(1,479,501)
Income (loss) from discontinued operations	2,050,000	-	-	-
Net income (loss)	(4,826,198)	(1,403,592)	(1,902,487)	(1,479,501)
Net income (loss) attributable to common stockholders	$(4,905,364)	$(1,522,342)	$(2,079,502)	(1,696,920)

Basic and diluted loss per common share from continuing operations	$(0.13)	$(0.03)	$(0.04)	$(0.03)
Basic and diluted income per common share from discontinued operations	$0.04	$-	$-	$-
Basic and diluted loss per common share	$(0.09)	$(0.03)	$(0.04)	$(0.03)
Basic and diluted loss per common share attributable to common stockholders	$(0.09)	$(0.03)	$(0.04)	$(0.04)

Weighted average common shares used to compute income (loss) per common share:
Basic and diluted	51,658,897	49,988,634	51,921,996	53,577,979

Note 25 - Subsequent Events

The Company’s line of credit with Laurus Master Fund, Ltd. expired on December 31, 2007 and, in exchange for a $25,000 fee, the maturity date was extended until March 31, 2008.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.25% as of March 26, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,250 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

In March 2008, the Company’s Board of Directors approved a 10,000,000 share reduction in the number of shares reserved under the 2003 Incentive Plan. Previously, 20,000,000 of the Company’s authorized shares were reserved for issuance under the 2003 Incentive Plan. This has been revised to 10,000,000 shares. The 10,000,000 shares have been reallocated to the general pool of authorized but unissued shares.

In March 2008, Company’s Board of Directors approved a 100,000,000 share increase in the number of authorized shares from the current 200,000,000 up to 300,000,000. The increase in authorized shares will not be effective until such time as shareholder approval is obtained.

In March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $600,000 of debt due to them under an Unsecured Convertible Line of Credit Note dated June 7, 2004 in Company Common Stock. The Company issued 4,615,385 shares of Common Stock to the investors. The number of shares of common stock acquired was based on the $0.13 closing price of the Company’s stock on the American Stock Exchange on the date of conversion. Warrants to purchase 4,615,385 shares of Company Common Stock were provided to the investors as an inducement to convert. The warrants are exercisable at a price of $0.143 per share, and are exercisable for five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 4,615,385 shares of Company common stock to be approximately $553,846. This relative fair value will be recorded as a charge to the loss on extinguishment of debt and an addition to additional paid-in capital. The assumptions used in the relative fair value calculation are as follows: Company closing stock price on March 26, 2008 of $0.13 per share; exercise price of the warrants of $0.143 per share; five year term; volatility of 158.6%; annual rate of dividends of 0%; and a risk free interest rate of 1.35%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2008
/s/ Scott Newman
Scott Newman
President, Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Newman Scott Newman	President, Chief Executive Officer and Chairman	March 31, 2008

/s/ William Hendry William Hendry	Vice President, Chief Financial Officer, Secretary and Treasurer	March 31, 2008

/s/ Glenn Peipert Glenn Peipert	Executive Vice President, Chief Operating Officer and Director	March 31, 2008

/s/ Lawrence K. Reisman Lawrence K. Reisman	Director	March 31, 2008

/s/ Thomas Pear Thomas Pear	Director	March 31, 2008

/s/ Frederick Lester Frederick Lester	Director	March 31, 2008