Form 10-Q
period 2008-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2008-05-09
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐    Accelerated filer   ☐       Non-accelerated filer   ☐ Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common Stock, $0.001 par value per share	114,857,189 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three months ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$526,522	$1,506,866
Accounts receivable, net	2,413,895	3,077,847
Accounts receivable from related parties, net	421,377	315,503
Prepaid expenses	165,382	199,635
TOTAL CURRENT ASSETS	3,527,176	5,099,851

PROPERTY AND EQUIPMENT, at cost, net	172,212	182,868

OTHER ASSETS
Goodwill	6,135,125	6,135,125
Intangible assets, net	741,219	778,470
Deferred financing costs, net	20,000	-
Discount on debt issued, net	368,413	447,361
Equity investments	90,183	82,253
Other assets	85,445	85,445

Total Assets	$11,139,773	$12,811,373

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$983,596	$2,056,341
Current portion of long-term debt	5,667	10,819
Accounts payable and accrued expenses	1,653,868	1,356,425
Deferred revenue	173,204	59,350
Related party note payable	106,352	107,833
TOTAL CURRENT LIABILITIES	2,922,687	3,590,768

LONG-TERM DEBT, net of current portion	988,751	1,533,126
DEFERRED TAXES	363,400	363,400
Total Liabilities	4,274,838	5,487,294

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized.

Series A convertible preferred stock, 19,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively;	823,332	728,333

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized;
115,977,079 and 111,289,844 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	115,977	111,290
Series B convertible preferred stock, 20,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively;	1,352,883	1,352,883
Additional paid in capital	67,928,491	66,742,898
Treasury stock, at cost, 1,145,382 shares in treasury as of March 31, 2008 and December 31, 2007, respectively	(423,869)	(423,869)
Accumulated deficit	(62,931,879)	(61,187,456)
Total Stockholders' Equity	6,041,603	6,595,746

Total Liabilities and Stockholders' Equity	$11,139,773	$12,811,373

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2008	2007

REVENUE:
Services	$3,959,588	$4,823,590
Related party services	591,869	569,131
Reimbursable expenses	138,971	253,086
Other	15,033	2,131
	4,705,461	5,647,938
COST OF REVENUE:
Services	2,896,423	3,685,480
Related party services	555,367	537,698
Consultant expenses	221,703	250,519
	3,673,493	4,473,697
GROSS PROFIT	1,031,968	1,174,241

OPERATING EXPENSES
Selling and marketing	914,428	860,315
General and administrative	1,074,749	1,300,703
Lease impairment	-	210,765
Depreciation and amortization	91,024	190,750
	2,080,201	2,562,533
LOSS FROM OPERATIONS	(1,048,233)	(1,388,292)

OTHER INCOME (EXPENSE)
Equity in earnings (loss) from investments	7,929	(2,513)
Gain on financial instruments	-	19,329
Loss on early extinguishment of debt	(553,846)	(288,060)
Interest income (expense), net	(150,273)	(990,767)
	(696,190)	(1,262,011)
LOSS BEFORE INCOME TAXES	(1,744,423)	(2,650,303)
INCOME TAXES	-	-

NET LOSS	(1,744,423)	(2,650,303)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(147,038)
Dividends on convertible preferred stock	(59,705)	(67,846)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,899,128)	$(2,865,187)

Basic and diluted loss per common share	$(0.02)	$(0.05)
Basic and diluted loss per common share attributable to common stockholders	$(0.02)	$(0.05)

Weighted average shares used to compute net loss per common share:
Basic and diluted	110,213,822	56,600,982

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,744,423)	$(2,650,303)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	28,773	32,376
Amortizaton of intangible assets	37,251	144,027
Amortization of debt discounts	78,948	101,873
Amortization of relative fair value of warrants issued	20,625	662,500
Amortization of deferred financing costs	-	14,347
Loss on sale of equity investment	-	25,569
Stock based compensation	190,185	76,098
Gain on change in fair value of financial instruments	-	(19,329)
Loss on early extinguishment of debt	553,846	288,060
Increase in allowance for doubtful accounts	21,681	80,633
(Income) loss from equity investments	(7,929)	2,513
Changes in operating assets and liabilities:
Decrease in accounts receivable	638,733	658,319
Increase in accounts receivable from related parties	(102,337)	(28,377)
Decrease (Increase) in prepaid expenses	34,254	(32,727)
Increase in accounts payable and accrued expenses	275,838	362,091
Increase in deferred revenue	113,854	280,467
Net cash provided by (used in) operating activities	139,299	(1,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,117)	-
Net cash used in investing activities	(18,117)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line of credit	(1,072,745)	(3,684,701)
Proceeds from issuance of short-term note payable	-	4,250,000
Deferred financing costs	(20,000)	-
Principal payments on short-term debt	-	(1,195,455)
Issuance of Company common stock and stock options	-	120,758
Principal payments on capital lease obligations	(5,152)	(15,578)
Principal payments on related party notes	(3,629)	(32,888)
Net cash used in financing activities	(1,101,526)	(557,864)

NET DECREASE IN CASH	(980,344)	(559,727)
CASH, beginning of period	1,506,866	668,006

CASH, end of period	$526,522	$108,279

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$37,286	$140,868

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock purchase warrant issued in settlement of Laurus debt	-	500,000
Common stock issued in conversion of long-term debt to equity	600,000	-

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and other reports filed with the Securities and Exchange Commission.

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

Revenue recognition

Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenue on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenue recognized in excess of billings is recorded as cost in excess of billings. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenue, and an equivalent amount of reimbursable expenses are included in cost of services.

Extinguishment of debt

In March 2007, the Company restructured its financing with both Laurus and three affiliates of Laidlaw Ltd. (formerly known as Sands Brothers) (“Sands”). As a result of these restructurings, the convertible notes which existed under the prior Sands transaction were extinguished and replaced with a non-convertible note and the Overadvance Side Letter with Laurus was also extinguished. A loss of $288,060 on the Sands and Laurus transactions was recorded as an early extinguishment of debt.

In March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted debt due to them under an Unsecured Convertible Line of Credit Note dated June 7, 2004 into Company Common Stock. A loss of $553,846 on this transaction was recorded as an early extinguishment of debt.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At March 31, 2008, receivables related to services performed for Bank of America comprised approximately 21.6% of the Company’s accounts receivable balance. This is comprised of receivables directly from Bank of America (3.4%) and receivables from two vendor management companies that are issued invoices for the Company’s work at Bank of America, Sapphire Technologies (11.3%) and ZeroChaos (6.9%). Also, receivables from LEC, a related party, comprised 14.4% of the accounts receivable balance.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2008 financial statement presentation.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159).   FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements”, which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard has not had a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

Note 3 - Line of credit

The Company’s line of credit with Laurus Master Fund, Ltd. expired on December 31, 2007 and, in exchange for a $25,000 fee and a reduction of the maximum amount available under the line of credit to $3,000,000, the maturity date was extended until March 31, 2008.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.25% as of March 31, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company is in compliance with this covenant as of March 31, 2008. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

Note 4 - Stock Based Compensation

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the three months ended March 31, 2008 or during the years ended December 31, 2007, 2006 or 2005.

The following summarizes the stock option transactions under the 2003 Plan during 2008:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2007	5,888,828	$0.75
Options granted	-	-
Options exercised	-	-
Options canceled	(147,998)	0.75
Options outstanding at March 31, 2008	5,740,830	$0.75

The following table summarizes information concerning outstanding and exercisable Company common stock options at March 31, 2008:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.250	1,976,666	$0.250	8.5	669,982	$0.250
$0.30-0.70	1,705,000	0.430	8.2	1,103,333	0.460
$0.825-0.83	1,364,833	0.830	6.7	997,651	0.830
$2.475-3.45	694,331	2.780	6.1	694,331	2.780
	5,740,830			3,465,297

In accordance with SFAS 123(R), the Company recorded approximately $190,200 and $76,000 of expense related to stock options which vested during the three months ended March 31, 2008 and 2007, respectively.

Note 5 - Loss Per Share

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

Basic and diluted loss per share was determined as follows:

	For the three months ended March 31,
	2008	2007

Net loss before income taxes (A)	$(1,744,423)	$(2,650,303)
Net loss (B)	$(1,744,423)	$(2,650,303)
Net loss attributable to common stockholders (C)	$(1,899,128)	$(2,865,187)
Weighted average outstanding shares of common stock (D)	110,213,822	56,600,982

Basic and diluted income (loss) per common share:
Before income taxes (A/D)	$(0.02)	$(0.05)
Net loss per common share (B/D)	$(0.02)	$(0.05)
Net loss per common share attributable to common stockholders (C/D)	$(0.02)	$(0.05)

For the three months ended March 31, 2008 and 2007, 5,740,830 and 6,543,447 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive, respectively. Additionally, the effect of warrants to purchase 19,584,922 shares of common stock which were issued between June 7, 2004 and March 31, 2007, and outstanding as of March 31, 2008, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2007, and the effect of 62,042,241 warrants which were issued between June 7, 2004 and March 31, 2008, and were outstanding as of March 31, 2008, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2008 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 1,269,841 shares of common stock underlying the $2,000,000 convertible line of credit note to Taurus as of March 31, 2007 and 666,667 shares of common stock underlying the same note whose outstanding balance had been reduced to $1,050,000 as of March 31, 2008, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and options to purchase 1,500,000 and 36,596 shares of common stock outstanding to Laurus as of March 31, 2007 and 2008, respectively.

Note 6 – Common Stock and Warrants

In March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $600,000 of debt due to them under an Unsecured Convertible Line of Credit Note dated June 7, 2004 into Company common stock. The Company issued 4,615,385 shares of common stock to the investors. The number of shares acquired was based on the $0.13 per share closing price of the Company’s common stock on the American Stock Exchange on the date of conversion. Warrants to purchase 4,615,385 shares of Company common stock were provided to the investors as an inducement to convert. The warrants are exercisable at a price of $0.143 per share, and are exercisable for five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 4,615,385 shares of Company common stock to be approximately $553,846. This relative fair value was recorded as a charge to the loss on extinguishment of debt and an addition to additional paid-in capital. The assumptions used in the relative fair value calculation are as follows: Company closing stock price on March 26, 2008 of $0.13 per share; exercise price of the warrants of $0.143 per share; five year term; volatility of 158.6%; annual rate of dividends of 0%; and a risk free interest rate of 1.35%.

Note 7 - Major Customers

During the three months ended March 31, 2008, the Company had sales relating to two major customers, Bank of America and LEC, a related party, comprising 18.3% and 12.6% of revenues, and totaling approximately $862,219 and $591,869, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,019,888 at March 31, 2008. As of March 31, 2008, receivables related to services performed for Bank of America and LEC accounted for approximately 21.6% and 14.4% of the Company’s accounts receivable balance, respectively.

During the three months ended March 31, 2007, the Company had sales relating to two major customers, Bank of America and LEC, a related party, comprising 18.4% and 10.1% of revenues, and totaling approximately $1,041,600 and $569,131, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,081,828 at March 31, 2007. As of March 31, 2007, receivables related to services provided to Bank of America and LEC accounted for approximately 20.4% and 10.2% of the Company’s accounts receivable balance, respectively.

Note 8 - Commitments and Contingencies

 Legal Proceedings

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

Lease Commitments

Years Ending March 31	Office	Sublease	Net

2009	$362,404	$107,310	$255,094
2010	360,404	116,252	244,152
2011	280,366	107,310	173,056
Thereafter	-	-	-
	$1,003,174	$330,872	$672,302

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

The Company has recorded a lease impairment resulting from this sublease in the amount of $210,765 during the three months ended March 31, 2007. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Note 9 - Related Party Transactions

Refer to footnote 7 of the Notes to Condensed Consolidated Financial Statements for the related party transaction disclosure as a major customer.

As of March 31, 2008, Scott Newman, our President and Chief Executive Officer, had no outstanding loan balance to the Company. The balance outstanding with respect to the loan from Glenn Peipert, our Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Note 10 - Subsequent Events

On April 28, 2008, Milbank Roy & Co., LLC (“Milbank”) submitted a Demand for Arbitration and Statement of Claim with the American Arbitration Association. Through an agreement with Milbank, Milbank had a limited exclusive right to obtain certain bridge financing and equity financing on behalf of the Company during 2007 from certain potential investors that were identified on certain schedules. Milbank alleges that it is owed a fee of $105,000 relating to the Company’s completion of a revolving line of credit transaction with Access Capital, Inc. in March 2008. Management believes that this revolving line of credit transaction is not included in the scope of the engagement for which Milbank was hired and it intends to vigorously defend this claim. As of the date of this filing, there have been no developments with respect to this claim.

On May 5, 2008, we received a letter from the American Stock Exchange (“AMEX”) stating that the Company has resolved the continued listing deficiencies referenced in the AMEX letter dated June 29, 2006. As is the case with all listed issuers, the Company’s continued listing eligibility will continue to be assessed on an ongoing basis. Additionally, the AMEX has notified the Company that it has become subject to the provisions of Section 1009(h) of the AMEX Company Guide. Under Section 1009(h) of the AMEX Company Guide, if within 12 months, AMEX again determines that the Company is below continued listing standards, the AMEX staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate the Company's method of financial recovery from the first incident before taking appropriate action.

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

In addition to the conditions described above for growing the Company’s current business, the Company expects to continue to grow through acquisitions.  One of the Company’s objectives is to make acquisitions of companies offering services complementary to the Company’s lines of business. This is expected to accelerate the Company’s business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company’s offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States.  These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players.  The Company has completed acquisitions of the following companies since 2004:

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
	2008	2007

Net revenue	$4,705,461	$5,647,938
Gross profit	1,031,968	1,174,241
Net loss	(1,744,423)	(2,650,303)
Net loss attributable to common stockholders	(1,899,128)	(2,865,187)
Basic and diluted loss per common share:
Net loss per common share	$(0.02)	$(0.05)
Net loss per common share attributable to common stockholders	$(0.02)	$(0.05)

	Selected Statement of Financial Position Data as of
	March 31, 2008	December 31, 2007

Working capital	$604,489	$1,509,083
Total assets	11,139,773	12,811,373
Long-term debt	988,751	1,533,126
Total stockholders' equity	6,041,603	6,595,746

Three Months Ended March 31, 2008 and 2007

Revenue

The Company’s revenue are primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $4.7 million for the three months ended March 31, 2008 decreased by $0.9 million, or 16.7%, as compared to revenue of $5.6 million for the three months ended March 31, 2007.

Revenue for the Company are categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008		2007
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,129,715	24.0%	$2,356,852	41.7%
Business Intelligence / Data Warehousing	2,829,873	60.1%	2,466,738	43.7%
Data Management	591,869	12.6%	569,131	10.1%
Reimbursable expenses	138,971	3.0%	253,086	4.5%
Other	15,033	0.3%	2,131	0.0%
	$4,705,461	100.0%	$5,647,938	100.0%

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

Strategic consulting revenue of $1.1 million, or 24.0% of total revenue, for the three months ended March 31, 2008 decreased by $1.3 million, or 52.1%, as compared to revenue of $2.4 million, or 41.7% of total revenue, for the three months ended March 31, 2007. This decrease is primarily due to a $0.7 million reduction in revenue due to the completion of the ING project during 2007, a continued decline in the Integrated Strategies revenue of $0.3 million as compared to the prior year, and a $0.2 million decline in revenue from Bank of America due to a reduction in consultant headcount at this client during the first quarter of 2007. While this client has been rehiring our consultants, revenue has not yet returned to prior year levels. In the strategic consulting line of business, there was a 25% decline in consultant headcount, resulting in a 48.9% reduction in billable hours as compared to the prior year period.

Business intelligence / Data warehousing

The business intelligence line of business includes work performed with various applications and technologies for gathering, storing, analyzing and providing clients with access to data in order to allow enterprise users to make better and quicker business decisions. The data warehousing line of business includes work performed for client companies to provide a consolidated view of high quality enterprise information. CSI provides services in the data warehouse and data mart design, development and implementation, prepares proof of concepts, implements data warehouse solutions and integrates enterprise information. Since the business intelligence and data warehousing work overlap and the Company has performed engagements which include both business intelligence and data warehousing components, the Company tracks this work as a single line of business and reports the results as a single line of business.

Business intelligence/data warehousing (“BI/DW”) revenue of $2.8 million, or 60.1% of total revenue, for the three months ended March 31, 2008 increased by $0.3 million, or 14.7%, as compared to revenue of $2.5 million, or 43.7% of total revenue, for the three months ended March 31, 2007. The increase in BI/DW revenue for the three months ended March 31, 2008 is primarily due to $1.6 million of current quarter revenue relating to new projects, partially offset by $1.3 million of prior period revenue relating to projects that were completed in the prior year. Overall, the BI/DW line of business had an 11.2% increase in consultant headcount, resulting in a 12.9% increase in billable hours as compared to the prior year period.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenues were $0.6 million for both the three months ended March 31, 2008 and 2007.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $3.7 million, or 78.1% of revenue, for the three months ended March 31, 2008, representing a decrease of $0.8 million, or 17.9%, as compared to $4.5 million, or 79.2% of revenue for the three months ended March 31, 2007.

Cost of services was $2.9 million, or 73.1% of services revenue for the three months ended March 31, 2008, representing a decrease of $0.8 million, or 21.4%, as compared to $3.7 million, or 76.4% of services revenue for the three months ended March 31, 2007. Cost of services declined during the three months ended March 31, 2008 as compared to the prior year due to an overall 8.0% decline in the number of consultants on billing. The Company had an average of 103 consultants in the current period and 112 in the prior year period. This decline in headcount is consistent with the decrease in services revenue during the current period as compared to the prior year period. The 3.3% decline in cost of services as a percentage of services revenue is primarily due to a $0.1 million decrease in stock compensation and health insurance expense.

Cost of related party services was $0.6 million, or 93.8% of related party services revenue, for the three months ended March 31, 2008, representing an increase of $18,000, or 3.3%, as compared to $0.5 million, or 94.5% of related party services revenue, for the three months ended March 31, 2007. Cost of related party services increased for the three month period due to an increase in related party consulting revenue during the three months ended March 31, 2008 as compared to the prior year.

Gross profit

Gross profit was $1.0 million, or 21.9% of revenue for the three months ended March 31, 2008, representing a decrease of $0.2 million, or 12.1%, as compared to $1.2 million, or 20.8% of revenue for the three months ended March 31, 2007.

Gross profit from services was $1.1 million, or 26.9% of services revenue for the three months ended March 31, 2008, which is unchanged from the prior years gross profit from services of $1.1 million, or 23.6% of services revenue. The increase in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $37,000, or 6.2% of related party services revenue for the three months ended March 31, 2008, remaining consistent with the prior year’s gross profit of $31,000, or 5.5% of related party services revenue for the three months ended March 31, 2007.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.9 million, or 19.4% of revenue for the three months ended March 31, 2008, compared to $0.9 million, or 15.2% of revenue for the three months ended March 31, 2007.

Selling and marketing expense for the three months ended March 31, 2008 increased by $54,000 as compared to the prior year, and increased as a percentage of total revenue by 4.2% points. The increase in expense is primarily due to a $0.1 million increase in stock option expense in the current period as compared to the prior year. The increase in the current year as a percentage of total revenue is primarily due to the reduction in revenue in the current period while the sales and marketing expense remained constant.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.1 million, or 22.8% of revenue for the three months ended March 31, 2008, compared to $1.3 million, or 23.0% of revenue for the three months ended March 31, 2007.

The $0.2 million decrease in general and administrative expense for the three months ended March 31, 2008 as compared to the prior year is primarily due to a $0.1 million reduction in payroll expense due to a reduction in headcount and reductions in the salaries of several executives during the third quarter of 2007 and a reduction of $0.2 million related to various expenses including rent, bad debt expense, accounting and legal fees, stock exchange listing fees, and business taxes. These expense reductions were partially offset by a $0.1 million increase in stock option expense in the current period as compared to the prior year.

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

During the three months ended March 31, 2007, the Company recorded a lease impairment resulting from this sublease in the amount of $210,765. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.1 million for the three months ended March 31, 2008 representing a $0.1 million decline from $0.2 million for the three months ended March 31, 2007.

Other income (expense)

In March 2007, the Company restructured its debt with Laurus and Sands. Gains or losses on these extinguishments were recorded as a gain (loss) on early extinguishment of debt. As a result, a $0.3 million combined loss was recorded on the extinguishment of the Laurus overadvance and the Sands settlement. In March 2008, the Company restructured its debt with TAG Virgin Islands, Inc. and issued Company common stock in repayment of $0.6 million of the Unsecured Convertible Note dated June 7, 2004. A $0.6 million loss on the extinguishment of this debt was recorded in March 2008.

During the three months ended March 31, 2007, the Company recognized a gain on the revaluation of its freestanding derivative financial instruments relating to its warrants of approximately $19,000. There was no gain or loss recorded in 2008 with respect to financial instruments.

Interest expense, which includes amortization of the discount on debt of $0.1 million and $0.1 million during the three months ended March 31, 2008 and 2007, respectively, was $0.2 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest expense in the current period, as compared to the prior year, was primarily due to a $0.7 million reduction in interest expense on short and long-term notes due to TAG Virgin Islands, Inc. that were converted to equity and a $0.1 million reduction in interest expense related to the Company’s line of credit due to reduced balances outstanding under the line in the current period.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a cash balance of approximately $0.5 million and working capital of $0.6 million.

The Company has experienced continued losses from 2004 through March 31, 2008. The Company has addressed the resulting liquidity issue by entering into various debt and equity instruments between August 2004 and March 2008 and, as of March 31, 2008 had approximately $4.3 million of liabilities and debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006.

The Company’s working capital is $0.6 million as of March 31, 2008 compared to $1.5 million as of December 31, 2007, representing a $0.9 million decrease. The primary reason for the decrease in working capital is a $0.6 million reduction in accounts receivable due to a decline in revenues, a $0.3 million increase in accounts payable and accrued expenses primarily due to the timing of payments and a $0.1 million increase in deferred revenue partially offset by $0.1 million of various smaller increases in working capital.

Cash provided by (used in) operating activities during the three months ended March 31, 2008 was approximately $0.1 million compared to ($1,863) for the three months ended March 31, 2007. The improvement in cash provided by (used in) operations was primarily the result of the Company’s effort to reduce operating and interest expense. The Company recorded a $1.7 million loss for the three months ended March 31, 2008, however, this loss included $0.9 million of non-cash charges for items including depreciation, amortization, stock based compensation and early extinguishment of debt. Additionally, changes in operating assets and liabilities reflect $0.9 million of cash provided by operations primarily due to the following; accounts receivable declined by $0.5 million, accounts payable and accrued expenses increased by $0.3 million, and deferred revenue increased by $0.1 million due to a prepayment received for a project being performed by the Company.

Cash used in investing activities was $18,000 in the current period compared to zero during the three months ended March 31, 2007. The Company purchased computer equipment during the current period, but had no investing expenditures during the comparable prior year period.

Cash used in financing activities was $1.1 million during the three months ended March 31, 2008 and $0.6 million during the three months ended March 31, 2007. The cash used in financing activities during the current period was primarily the result of the Company’s effort to reduce the balance outstanding under its line of credit arrangement. The cash used in financing activities during the prior period was the result of the settlement of $4.9 million of debt, partially offset by $4.25 million of financing received during that quarter.

The Company’s line of credit with Laurus Master Fund, Ltd. expired on December 31, 2007 and, in exchange for a $25,000 fee and a reduction of the maximum amount available under the line of credit to $3,000,000, the maturity date was extended until March 31, 2008.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.25% as of March 31, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

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

On January 29, 2007, the Company announced that it received notice from the Staff of the AMEX indicating that the Company no longer complied with the Exchange's continued listing standards due to the Company's inability to maintain compliance with certain AMEX continued listing requirements, as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide and its plan of compliance submitted in July 2006, and that its securities are subject to be delisted from the Exchange.

In April 2007, the Company announced that it had been notified by the Hearings Department of the AMEX that the Company’s hearing had been cancelled. The Hearings Department indicated that the AMEX Listing Qualifications Staff recommended cancellation of the Company’s hearing after a review of the Company’s submission dated April 11, 2007, and other publicly available information.

On May 5, 2008, we received a letter from the American Stock Exchange (“AMEX”) stating that the Company has resolved the continued listing deficiencies referenced in the AMEX letter dated June 29, 2006. As is the case with all listed issuers, the Company’s continued listing eligibility will continue to be assessed on an ongoing basis. Additionally, the AMEX has notified the Company that it has become subject to the provisions of Section 1009(h) of the AMEX Company Guide. Under Section 1009(h) of the AMEX Company Guide, if within 12 months, AMEX again determines that the Company is below continued listing standards, the AMEX staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate the Company's method of financial recovery from the first incident before taking appropriate action.

There are currently no material commitments for capital expenditures.

As of March 31, 2008 and December 31, 2007, the Company had accounts receivable due from LEC of approximately $0.4 million and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three months ended March 31, 2008 and 2007, we invoiced LEC $0.6 million and $0.6 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of March 31, 2008:

Lender	Type of facility	Outstanding as of March 31, 2008 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$983,596	$743,000
Taurus Advisory Group, LLC / TAG Virgin Islands, Inc. Investors	Convertible Promissory Note	$1,050,000	$-
Glenn Peipert	Promissory Note	$106,000	$-
Larry and Adam Hock	Settlement agreement	$67,000	$-
TOTAL		$2,206,596	$743,000

Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of March 31, 2007

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

The Company believes existing cash plus funds provided by operations and borrowing capacity under the line of credit should be sufficient to fund operations through March 31, 2009. Additional financing may be required to fund targeted acquisition candidates. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to continue to execute on our expense reduction program which began in 2006 in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity financing in order to enable us to continue to meet our financial obligations until we achieve profitability. Any decision or ability to obtain financing through debt or equity investment will depend on various factors, including, among others, financial and market conditions, strategic acquisition and investment opportunities, and developments in the Company’s markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company’s stockholders. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Failure to obtain sufficient equity financing would have substantial negative ramifications to the Company.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159).   FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements”, which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard has not had a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

 Application of Critical Accounting Policies

Revenue recognition

Our revenue recognition policy is significant because revenues are a key component of our results from operations. In addition, revenue recognition determines the timing of certain expenses, such as incentive compensation. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments and estimates affect the application of the revenue policy. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses or reduced net income.

Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenue on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenue recognized in excess of billings is recorded as cost in excess of billings. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenue, and an equivalent amount of reimbursable expenses are included in cost of services.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

We evaluate our identifiable goodwill, intangible assets, and other long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Future impairment evaluations could result in impairment charges, which would result in an expense in the period of impairment and a reduction in the carrying value of these assets. The Company performed its annual impairment analysis as of December 31, 2007.

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

 Item 4T. Controls and Procedures

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of March 31, 2008.

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

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 28, 2008, Milbank Roy & Co., LLC (“Milbank”) submitted a Demand for Arbitration and Statement of Claim with the American Arbitration Association. Through an agreement with Milbank, Milbank had a limited exclusive right to obtain certain bridge financing and equity financing on behalf of the Company during 2007 from certain potential investors that were identified on certain schedules. Milbank alleges that it is owed a fee of $105,000 relating to the Company’s completion of a revolving line of credit transaction with Access Capital, Inc. in March 2008. Management believes that this revolving line of credit transaction is not included in the scope of the engagement for which Milbank was hired and it intends to vigorously defend the Company. As of the date of this filing, there have been no developments with respect to this claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $600,000 of debt due to them under an Unsecured Convertible Line of Credit Note dated June 7, 2004 into Company common stock. The Company issued 4,615,385 shares of common stock to the investors. The number of shares acquired was based on the $0.13 per share closing price of the Company’s common stock on the American Stock Exchange on the date of conversion. Warrants to purchase 4,615,385 shares of Company common stock were provided to the investors as an inducement to convert. The warrants are exercisable at a price of $0.143 per share, and are exercisable for five years.

Item 5. Other Information.

On May 5, 2008, we received a letter from the American Stock Exchange (“AMEX”) stating that the Company has resolved the continued listing deficiencies referenced in the AMEX letter dated June 29, 2006. As is the case with all listed issuers, the Company’s continued listing eligibility will continue to be assessed on an ongoing basis. Additionally, the AMEX has notified the Company that it has become subject to the provisions of Section 1009(h) of the AMEX Company Guide. Under Section 1009(h) of the AMEX Company Guide, if within 12 months, AMEX again determines that the Company is below continued listing standards, the AMEX staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate the Company's method of financial recovery from the first incident before taking appropriate action.

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

Conversion Services International, Inc.

Date: May 9, 2008	By:	/s/ Scott Newman
Scott Newman President, Chief Executive Officer and Chairman