Form 10-Q
period 2008-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2008-08-12
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2008
Common Stock, $0.001 par value per share	117,945,295 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and six months ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$364,258	$1,506,866
Accounts receivable, net	2,601,408	3,077,847
Accounts receivable from related parties, net	339,309	315,503
Prepaid expenses	173,384	199,635
TOTAL CURRENT ASSETS	3,478,359	5,099,851

PROPERTY AND EQUIPMENT, at cost, net	126,402	182,868

OTHER ASSETS
Goodwill	4,754,738	6,135,125
Intangible assets, net	726,801	778,470
Deferred financing costs, net	18,333	-
Discount on debt issued, net	289,465	447,361
Equity investments	95,239	82,253
Other assets	85,445	85,445

Total Assets	$9,574,782	$12,811,373

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,656,440	$2,056,341
Current portion of long-term debt	-	10,819
Short term notes payable	1,004,714	-
Accounts payable and accrued expenses	1,687,651	1,356,425
Deferred revenue	75,687	59,350
Related party note payable	97,883	107,833
TOTAL CURRENT LIABILITIES	4,522,375	3,590,768

LONG-TERM DEBT, net of current portion	-	1,533,126
DEFERRED TAXES	363,400	363,400
Total Liabilities	4,885,775	5,487,294

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized.

Series A convertible preferred stock, 19,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively;	918,332	728,333

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized; 118,542,571 and 111,289,844 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	118,543	111,290
Series B convertible preferred stock, 20,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively;	1,352,883	1,352,883
Additional paid in capital	68,096,416	66,742,898
Treasury stock, at cost, 1,145,382 shares in treasury as of June 30, 2008 and December 31, 2007, respectively	(423,869)	(423,869)
Accumulated deficit	(65,373,298)	(61,187,456)
Total Stockholders' Equity	3,770,675	6,595,746

Total Liabilities and Stockholders' Equity	$9,574,782	$12,811,373

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

REVENUE:
Services	$3,739,736	$4,627,293	$7,699,324	$9,450,883
Related party services	622,455	452,813	1,214,324	1,021,944
Reimbursable expenses	173,278	311,514	312,249	564,600
Other	99,665	21,312	114,698	23,443
	4,635,134	5,412,932	9,340,595	11,060,870
COST OF REVENUE:
Services	2,882,037	3,397,819	5,778,460	7,083,299
Related party services	569,927	422,960	1,125,294	960,658
Consultant expenses	178,124	290,833	399,827	541,352
	3,630,088	4,111,612	7,303,581	8,585,309
GROSS PROFIT	1,005,046	1,301,320	2,037,014	2,475,561

OPERATING EXPENSES
Selling and marketing	774,904	863,352	1,689,332	1,723,667
General and administrative	1,033,679	1,064,194	2,108,428	2,364,897
Lease impairment	-	-	-	210,765
Goodwill impairment	1,380,387	557,055	1,380,387	557,055
Depreciation and amortization	70,645	185,345	161,669	376,095
	3,259,615	2,669,946	5,339,816	5,232,479
LOSS FROM OPERATIONS	(2,254,569)	(1,368,626)	(3,302,802)	(2,756,918)

OTHER INCOME (EXPENSE)
Equity in earnings (loss) from investments	5,057	(9,468)	12,986	(11,981)
Gain on financial instruments	-	-	-	19,329
Loss on early extinguishment of debt	-	-	(553,846)	(288,060)
Interest expense, net	(191,907)	(2,596,435)	(342,180)	(3,587,202)
	(186,850)	(2,605,903)	(883,040)	(3,867,914)
LOSS BEFORE INCOME TAXES	(2,441,419)	(3,974,529)	(4,185,842)	(6,624,832)
INCOME TAXES	-	-	-	-
NET LOSS	(2,441,419)	(3,974,529)	(4,185,842)	(6,624,832)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(147,038)	(190,000)	(294,076)
Dividends on convertible preferred stock	(53,996)	(69,873)	(113,701)	(137,719)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,590,415)	$(4,191,440)	$(4,489,543)	$(7,056,627)

Basic and diluted loss per common share	$(0.02)	$(0.07)	$(0.04)	$(0.12)
Basic and diluted loss per common share attributable to common stockholders	$(0.02)	$(0.07)	$(0.04)	$(0.12)

Weighted average shares used to compute net loss per common share:
Basic and diluted	114,884,970	58,567,995	112,549,396	57,589,922

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,185,842)	$(6,624,832)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	74,583	59,338
Amortizaton of intangible assets	51,669	288,062
Amortization of debt discounts	157,896	180,822
Amortization of relative fair value of warrants issued	33,750	2,940,106
Amortization of deferred financing costs	1,667	28,695
Loss on sale of equity investment	-	25,569
Stock based compensation	279,426	189,592
Gain on change in fair value of financial instruments	-	(19,329)
Goodwill impairment	1,380,387	557,055
Lease impairment	-	210,765
Loss on early extinguishment of debt	553,846	288,060
Increase in allowance for doubtful accounts	133,255	97,546
(Income) loss from equity investments	(12,986)	11,981
Changes in operating assets and liabilities:
Decrease in accounts receivable	332,580	975,323
(Increase) decrease in accounts receivable from related parties	(13,202)	72,292
Decrease (Increase) in prepaid expenses	26,252	(17,437)
Decrease in other assets	-	25,000
Increase (decrease) in accounts payable and accrued expenses	287,896	(97,387)
Increase in deferred revenue	16,337	29,248
Net cash used in operating activities	(882,486)	(779,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,117)	(6,548)
Sale of equity investment in DeLeeuw Turkey	-	50,000
Net cash (used in) provided by investing activities	(18,117)	43,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line of credit	(399,901)	(3,764,107)
Proceeds from issuance of short-term note payable	-	650,000
Deferred financing costs	(20,000)	-
Principal payments on short-term debt	-	(1,195,455)
Issuance of Company common stock	200,000	4,610,758
Principal payments on capital lease obligations	(7,983)	(22,316)
Principal payments on related party notes	(14,121)	(15,204)
Net cash (used in) provided by financing activities	(242,005)	263,676

NET DECREASE IN CASH	(1,142,608)	(472,403)
CASH, beginning of period	1,506,866	668,006

CASH, end of period	$364,258	$195,603

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$122,679	$276,299

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock purchase warrant issued in settlement of Laurus debt	-	500,000
Common stock issued in conversion of long-term debt to equity	600,000	-

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2008, receivables related to services performed for Bank of America comprised approximately 30.6% of the Company’s accounts receivable balance. This is comprised of receivables directly from Bank of America and receivables from two vendor management companies that are issued invoices for the Company’s work at Bank of America, Sapphire Technologies and ZeroChaos. Also, receivables from LEC, a related party, comprised 11.5% of the accounts receivable balance.

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

Note 2 – Going concern

The Company has incurred net losses for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006, 2005 and 2004, negative cash flows from operating activities for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006, 2005 and 2004, and had an accumulated deficit of $65.4 million at June 30, 2008. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of June 30, 2008, the Company had a cash balance of approximately $364,000, compared to $1,506,866 at December 31, 2007, and a working capital deficiency of $1.0 million.

  The Company has experienced continued losses from 2004 through June 30, 2008. The resulting liquidity issues have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement. As a result, of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at June 30, 2008, matures on June 6, 2009. As of June 30, 2008, the Company does not have the ability to repay this note upon maturity. Refer to footnote 5 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Short Term Note Payable.

On May 5, 2008, we received a letter from the American Stock Exchange (“AMEX”) stating that the Company has resolved the continued listing deficiencies referenced in the AMEX letter dated June 29, 2006. As is the case with all listed issuers, the Company’s continued listing eligibility will continue to be assessed on an ongoing basis. Additionally, the AMEX has notified the Company that it has become subject to the provisions of Section 1009(h) of the AMEX Company Guide. Under Section 1009(h) of the AMEX Company Guide, if within 12 months, AMEX again determines that the Company is below continued listing standards, the AMEX staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate the Company's method of financial recovery from the first incident before taking appropriate action. As of June 30, 2008, the Company was not in compliance with the AMEX continued listing standards since it did not maintain the minimum required $6,000,000 of stockholders equity.

The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to control operating expenses in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity and/or debt financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Failure to obtain sufficient financing would have substantial negative ramifications to the Company.

Note 3 - Recently Issued Accounting Pronouncements

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

Note 4 - Line of credit

The Company’s line of credit with Laurus Master Fund, Ltd. expired on December 31, 2007 and, in exchange for a $25,000 fee and a reduction of the maximum amount available under the line of credit to $3,000,000, the maturity date was extended until March 31, 2008.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.00% as of June 30, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of June 30, 2008. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

The Company was in default of the Loan and Security Agreement as of June 30, 2008 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

•
Access may perform or observe such covenant on behalf and in the name, place and stead of the Company and may take actions which they deem necessary to cure or correct such failure, including, but not limited to, payment of taxes, satisfaction of liens, performance of obligations owed to debtors, procurement of insurance, execution of assignments, security agreements and financing statements and the endorsement of instruments;

•	upon the occurrence of, and for so long as any event of default exists, the interest rate is increased to one and one-half percent (1.5%) per month;
•	Access may notify the Company’s account debtors of their security interest in the accounts, collect them directly and charge the collection costs and expenses to the Company’s account;
•
at Access Capital’s election, following the occurrence of an event of default, they may terminate the Loan and Security Agreement. In the event of early termination after the occurrence of default, the Company would be liable for various early payment fees, penalties and interest;

•	Access shall have the right to demand repayment in full of all obligations, whether or not otherwise due, including required prepayment fees, interest, and penalties.

As a result of this default, to date, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital.

Note 5 – Short Term Notes Payable

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. The note accrues interest at an annual interest rate of 7% and the conversion price of the shares of common stock issuable under the note is equal to $1.58 per share. In addition, such investors received a warrant to purchase 277,778 shares of our common stock at an exercise price of $1.58 per share. This warrant expires in June 2009.

During December 2007, the Company and TAG Virgin Islands, Inc. executed an Offset and Purchase Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $350,000 of the debt due to them under the Unsecured Convertible Line of Credit Note dated June 7, 2004 into Company common stock. The Company issued 2,499,997 shares of common stock to the investors. The number of shares acquired was based on the $0.14 per share closing price of the Company’s common stock on the American Stock Exchange on the date of conversion. Additionally, the Company issued warrants to purchase a total of 2,499,997 shares of Company common stock at a purchase price of $0.154 per share, and are exercisable for five years.

During March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $600,000 of the debt due to them under the Unsecured Convertible Line of Credit Note dated June 7, 2004 into Company common stock. The Company issued 4,615,385 shares of common stock to the investors. The number of shares acquired was based on the $0.13 per share closing price of the Company’s common stock on the American Stock Exchange on the date of conversion. Warrants to purchase 4,615,385 shares of Company common stock were provided to the investors as an inducement to convert. The warrants are exercisable at a price of $0.143 per share, and are exercisable for five years.

The remaining $1,050,000 balance, which is outstanding as of June 30, 2008 and due to the investors under the June 7, 2004 Unsecured Convertible Line of Credit Note, matures on June 6, 2009.

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the six months ended June 30, 2008 or during the years ended December 31, 2007, 2006 or 2005.

The following summarizes the stock option transactions under the 2003 Plan during 2008:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2007	5,888,828	$0.75
Options granted	-	-
Options exercised	-	-
Options canceled	(224,665)	0.87
Options outstanding at June 30, 2008	5,664,163	$0.74

The following table summarizes information concerning outstanding and exercisable Company common stock options at June 30, 2008:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.250	1,936,666	$0.25	8.2	653,316	$0.25
$0.30-0.70	1,705,000	0.43	8.0	1,236,665	0.45
$0.825-0.83	1,348,166	0.83	6.4	1,193,654	0.83
$2.475-3.45	674,331	2.77	5.8	674,331	2.77
	5,664,163			3,757,966

In accordance with SFAS 123(R), the Company recorded approximately $89,000 and $279,000 and $111,000 and $187,000 of expense related to stock options which vested during the three and six months ended June 30, 2008 and 2007, respectively.

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

Basic and diluted loss per share was determined as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Net loss before income taxes (A)	$(2,441,419)	$(3,974,529)	$(4,185,842)	$(6,624,832)
Net loss (B)	$(2,441,419)	$(3,974,529)	$(4,185,842)	$(6,624,832)
Net loss attributable to common stockholders (C)	$(2,590,415)	$(4,191,440)	$(4,489,543)	$(7,056,627)
Weighted average outstanding shares of common stock (D)	114,884,970	58,567,995	112,549,396	57,589,922

Basic and diluted income (loss) per common share:
Before income taxes (A/D)	$(0.02)	$(0.07)	$(0.04)	$(0.12)
Net loss per common share (B/D)	$(0.02)	$(0.07)	$(0.04)	$(0.12)
Net loss per common share attributable to common stockholders (C/D)	$(0.02)	$(0.07)	$(0.04)	$(0.12)

For the six months ended June 30, 2008 and 2007, 5,664,163 and 6,570,500 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive, respectively. Additionally, the effect of warrants to purchase 23,332,321 shares of common stock which were issued between June 7, 2004 and June 30, 2007, and outstanding as of June 30, 2008, were excluded from the calculation of diluted loss per share for the six months ended June 30, 2007, and the effect of 64,542,241 warrants which were issued between June 7, 2004 and June 30, 2008, and were outstanding as of June 30, 2008, were excluded from the calculation of diluted loss per share for the six months ended June 30, 2008 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 1,269,841 shares of common stock underlying the $2,000,000 convertible line of credit note to Taurus as of June 30, 2007 and 666,667 shares of common stock underlying the same note whose outstanding balance had been reduced to $1,050,000 as of June 30, 2008, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and options to purchase 1,279,623 and 36,596 shares of common stock outstanding to Laurus as of June 30, 2007 and 2008, respectively.

Note 8 - Common Stock and Warrants

As of June 30, 2008, the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock at a purchase price of $0.08 per share, for a total investment of $200,000. The Company also issued a warrant to purchase 2,500,000 shares of Company common stock to the investor. The warrant is exercisable at a price of $0.09 per share, and is exercisable for five years.

Note 9 - Major Customers

During the three and six months ended June 30, 2008, the Company had sales relating to two major customers, Bank of America and LEC, a related party, comprising 24.7% and 21.5% and 13.4% and 13.0% of revenues, and totaling approximately $1,147,000 and $2,009,000 and $622,000 and $1,214,000, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,237,700 at June 30, 2008. As of June 30, 2008, receivables related to services performed for Bank of America and LEC accounted for approximately 30.6% and 11.5% of the Company’s accounts receivable balance, respectively.

 During the three and six months ended June 30, 2007, the Company had sales relating to two major customers, Bank of America and ING, comprising 16.9% and 17.6% and 12.7% and 10.9% of revenues, respectively, and totaling approximately $912,000 and $1,950,000 and $688,000 and $1,207,000, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $773,905 at June 30, 2007. As of June 30, 2007, receivables related to services provided to Bank of America and ING accounted for approximately 23.1% and 1.9% of the Company’s accounts receivable balance, respectively.

Note 10 - Commitments and Contingencies

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

On April 28, 2008, Milbank Roy & Co., LLC (“Milbank”) submitted a Demand for Arbitration and Statement of Claim with the American Arbitration Association. Through an agreement with Milbank, Milbank had a limited exclusive right to obtain certain bridge financing and equity financing on behalf of the Company during 2007 from certain potential investors that were identified on certain schedules. Milbank alleges that it is owed a fee of $105,000 relating to the Company’s completion of a revolving line of credit transaction with Access Capital, Inc. in March 2008. Management believes that this revolving line of credit transaction is not included in the scope of the engagement for which Milbank was hired and it intends to vigorously defend this claim. A hearing with respect to this claim is expected to occur in September 2008.

Lease Commitments

Years Ending June 30	Office	Sublease	Net

2009	$358,273	$107,310	$250,963
2010	364,876	125,195	239,681
2011	186,911	71,540	115,371
Thereafter	-	-	-
	$910,060	$304,045	$606,015

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

Note 11 - Related Party Transactions

Refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements for the related party transaction disclosure as a major customer.

As of June 30, 2008, Scott Newman, our President and Chief Executive Officer, had no outstanding loan balance to the Company. The balance outstanding with respect to the loan from Glenn Peipert, our Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Note 12 – Regulatory Agency Communications

On May 5, 2008, we received a letter from the American Stock Exchange (“AMEX”) stating that the Company has resolved the continued listing deficiencies referenced in the AMEX letter dated June 29, 2006. As is the case with all listed issuers, the Company’s continued listing eligibility will continue to be assessed on an ongoing basis. Additionally, the AMEX has notified the Company that it has become subject to the provisions of Section 1009(h) of the AMEX Company Guide. Under Section 1009(h) of the AMEX Company Guide, if within 12 months, AMEX again determines that the Company is below continued listing standards, the AMEX staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate the Company's method of financial recovery from the first incident before taking appropriate action. As of June 30, 2008, the Company was not in compliance with the AMEX continued listing standards since it did not maintain the minimum required $6,000,000 of stockholders equity.

Note 13 – Subsequent Events

McKnight Associates, Inc. was acquired by the Company in July 2005. William McKnight, the founder of McKnight Associates, joined the Company as Sr. Vice President - Data Management as of the date of the acquisition. He had a three year employment contract with the Company that expired on July 21, 2008. Mr. McKnight’s employment with the Company was terminated upon the expiration of his employment contract. The Company recorded goodwill as a component of the allocation of the purchase price of McKnight Associates in 2005. As of June 30, 2008, the Company has determined that the recorded goodwill, in the amount of $1,380,387, is impaired and has recorded the impairment charge in the June 2008 quarter.

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes are due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 2,500,000 shares of Company common stock to be approximately $200,000. This relative fair value has been recorded as a reduction of the $200,000 balance of the short term debt and an addition to additional paid-in capital. The assumptions used in the relative fair value calculation are as follows: Company stock price on July 28, 2008 of $0.08 per share; exercise price of the warrants of $0.088 per share; five year term; volatility of 203.9%; annual rate of dividends of 0%; and a risk free interest rate of 3.44%.

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

The Company derives a majority of its revenue from professional services engagements. Its revenue depends on the Company’s ability to generate new business, in addition to preserving present client engagements. The general domestic economic conditions in the industries the Company serves, the pace of technological change, and the business requirements and practices of its clients and potential clients directly affect our ability to accomplish these goals. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting provided by the Company. The Company’s revenue is also impacted by the rate per hour it is able to charge for its services and by the size and chargeability, or utilization rate, of its professional workforce. If the Company is unable to maintain its billing rates or sustain appropriate utilization rates for its professionals, its overall profitability will decline. Several large clients have changed their business practices with respect to consulting services. Such clients now require that we contract with their vendor management organizations in order to continue to perform services. These organizations charge fees generally based upon the hourly rates being charged to the end client. Our revenues and gross margins are being negatively affected by this practice.

The Company will continue to focus on growth opportunities in order to improve its market share and increase revenue. Moreover, as the Company endeavors to achieve top line growth, through entry on new approved vendor lists, penetrating new vertical markets, and expanding its time and material business, the Company will concentrate its efforts on improving margins and driving earnings to the bottom line.

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three		Selected Statement of Operations Data for the six
	months ended June 30,		months ended June 30,
	2008	2007	2008	2007

Net revenue	$4,635,134	$5,412,932	$9,340,595	$11,060,870
Gross profit	1,005,046	1,301,320	2,037,014	2,475,561
Net loss	(2,441,419)	(3,974,529)	(4,185,842)	(6,624,832)
Net loss attributable to common stockholders	(2,590,415)	(4,191,440)	(4,489,543)	(7,056,627)
Basic and diluted loss per common share:
Net loss per common share	$(0.02)	$(0.07)	$(0.04)	$(0.12)
Net loss per common share attributable to common stockholders	$(0.02)	$(0.07)	$(0.04)	$(0.12)

	Selected Statement of Financial Position Data as of
	June 30, 2008	December 31, 2007

Working capital	$(1,044,016)	$1,509,083
Total assets	9,574,782	12,811,373
Long-term debt	-	1,533,126
Total stockholders' equity	3,770,675	6,595,746

Three and Six Months Ended June 30, 2008 and 2007

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $4.6 million and $9.3 million for the three and six months ended June 30, 2008, respectively, decreased by $0.8 million, or 14.4%, and $1.7 million, or 15.6%, as compared to revenue of $5.4 million and $11.1 million for the three and six months ended June 30, 2007, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence/data warehousing and data management. The chart below reflects revenue by line of business for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,
	2008		2007
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,433,632	30.9%	$2,364,910	43.7%
Business Intelligence / Data Warehousing	2,306,103	49.8%	2,262,383	41.8%
Data Management	622,455	13.4%	452,813	8.4%
Reimbursable expenses	173,279	3.7%	311,514	5.8%
Other	99,665	2.2%	21,312	0.3%
	$4,635,134	100.0%	$5,412,932	100.0%

	For the six months ended June 30,
	2008		2007
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$2,563,347	27.4%	$4,721,762	42.7%
Business Intelligence / Data Warehousing	5,135,976	55.0%	4,729,122	42.8%
Data Management	1,214,324	13.0%	1,021,943	9.2%
Reimbursable expenses	312,250	3.3%	564,600	5.1%
Other	114,698	1.3%	23,443	0.2%
	$9,340,595	100.0%	$11,060,870	100.0%

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

Strategic consulting revenue of $1.4 million, or 30.9% of total revenue, for the three months ended June 30, 2008 decreased by $1.0 million, or 39.4%, as compared to revenue of $2.4 million, or 43.7% of total revenue, for the three months ended June 30, 2007. This decrease is primarily due to a $0.7 million reduction in revenue due to the completion of the ING project during 2007, a continued decline in the Integrated Strategies revenue of $0.3 million as compared to the prior year due to the completion of projects and a reduction in the number of consultants on billing, and a $0.2 million decline in revenue from JP Morgan Chase due to the completion of this project. These declines were partially offset by $0.2 million of increased revenue at Bank of America due to an increase in consultant headcount at this client as compared to the prior year. In the strategic consulting line of business, there was a 36.7% decline in consultant headcount, resulting in a 29.8% reduction in billable hours as compared to the prior year period.

Strategic consulting revenue of $2.6 million, or 27.4% of total revenue, for the six months ended June 30, 2008 decreased by $2.1 million, or 45.7%, as compared to revenue of $4.7 million, or 42.7% of total revenue, for the six months ended June 30, 2007. This decrease is primarily due to a $1.2 million reduction in revenue due to the completion of the ING project during 2007, a continued decline in the Integrated Strategies revenue of $0.6 million as compared to the prior year due to the completion of projects and a reduction in the number of consultants on billing, and a $0.4 million decline in revenue from JP Morgan Chase due to the completion of this project. These declines were partially offset by $0.1 million of increased revenue from Bank of America due to an increase in consultant headcount at this client. In the strategic consulting line of business, there was a 29.2% decline in consultant headcount, and a 39.7% reduction in billable hours as compared to the prior year period.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $2.3 million, or 49.8% of total revenue, for the three months ended June 30, 2008 was unchanged as compared to revenue of $2.3 million, or 41.8% of total revenue, for the three months ended June 30, 2007. Overall, the BI/DW line of business had a 3.7% decrease in consultant headcount, however, there was an offsetting 5.2% increase in the utilization rate and a 4.0% increase in billable hours in the current year compared to the prior period.

Business intelligence/data warehousing (“BI/DW”) revenue of $5.1 million, or 55.0% of total revenue, for the six months ended June 30, 2008 increased by $0.4 million, or 8.6%, as compared to revenue of $4.7 million, or 42.8% of total revenue, for the six months ended June 30, 2007. New 2008 projects in this line of business contributed $2.3 million to revenue during the six month period ended June 30, 2008, which is partially offset by $1.9 million of non-recurring prior year revenue related to completed projects. Average BI/DW headcount increased 3.7%, billable hours increased 8.8% and consultant utilization increased 4.1% overall for the six month period ended June 30, 2008 as compared to the prior year.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.6 million, or 13.4% of total revenue, for the three months ended June 30, 2008 increased by $0.1 million, or 37.5%, as compared to revenue of $0.5 million, or 8.4% of total revenue, for the three months ended June 30, 2007. This increase is due to a 2 person increase in consultant headcount relating to a new project obtained in 2008.

Data management revenue of $1.2 million, or 13.0% of total revenue, for the six months ended June 30, 2008 increased by $0.2 million, or 18.8%, as compared to revenue of $1.0 million, or 9.2% of total revenue, for the six months ended June 30, 2007. This increase is due to a 2 person increase in consultant headcount relating to a new project obtained in 2008.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $3.6 million, or 78.3% of revenue, and $7.3 million, or 78.2% of revenue, for the three and six months ended June 30, 2008, respectively, representing a decrease of $0.5 million, or 11.7%, and $1.3 million, or 14.9%, as compared to $4.1 million, or 76.0% of revenue, and $8.6 million, or 77.6% of revenue, for the three and six months ended June 30, 2007, respectively.

Cost of services was $2.9 million, or 77.1% of services revenue for the three months ended June 30, 2008, representing a decrease of $0.5 million, or 15.2%, as compared to $3.4 million, or 73.4% of services revenue for the three months ended June 30, 2007. Cost of services declined during the three months ended June 30, 2008 as compared to the prior year due to a $0.9 million decline in revenue during the period, accounting for a $0.6 million reduction in cost of services. This decline was partially offset by a $0.1 million increase in cost due to nine full time employee consultants that were not billable for a large portion of the current period. The Company had an average of 83 consultants in the current period and 102 in the prior year period, resulting in a 18.6% decline in consultant headcount. This decline in headcount is consistent with the 19.2% decrease in services revenue during the current period as compared to the prior year period.

Cost of services was $5.8 million, or 75.1% of services revenue for the six months ended June 30, 2008, representing a decrease of $1.3 million, or 18.4%, as compared to $7.1 million, or 74.9% of services revenue for the six months ended June 30, 2007. Cost of services declined during the six months ended June 30, 2008 as compared to the prior year period primarily due to a $1.8 million decline in revenue during the period, accounting for a $1.3 million reduction in cost of services. Additionally, stock compensation expense declined by $0.1 million, which was offset by the $0.1 million increased cost related to the non-billable consultants during the June 2008 quarter.

Cost of related party services was $0.6 million, or 91.6% of related party services revenue, for the three months ended June 30, 2008, representing an increase of $0.2 million, or 34.7%, as compared to $0.4 million, or 93.4% of related party services revenue, for the three months ended June 30, 2007. Cost of related party services increased for the three month period due to an increase in related party consulting revenue during the three months ended June 30, 2008 as compared to the prior year.

Cost of related party services was $1.1 million, or 92.7% of related party services revenue, for the six months ended June 30, 2008, representing an increase of $0.1 million, or 17.1%, as compared to $1.0 million, or 94.0% of related party services revenue, for the six months ended June 30, 2007. Cost of related party services increased for the six month period due to an increase in related party consulting revenue during the six months ended June 30, 2008 as compared to the prior year.

Gross profit

Gross profit was $1.0 million, or 21.7% of revenue, and $2.0 million, or 21.8% of revenue, for the three and six months ended June 30, 2008, respectively, representing a decrease of $0.3 million, or 22.8%, and $0.4 million, or 17.7%, as compared to $1.3 million, or 24.0% of revenue, and $2.5 million, or 22.4% of revenue, for the three and six months ended June 30, 2007, respectively.

Gross profit from services was $0.9 million, or 22.9% of services revenue for the three months ended June 30, 2008, representing a decrease of $0.4 million, or 30.2%, from the prior years gross profit from services of $1.3 million, or 26.6% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from services was $1.9 million, or 24.9% of services revenue for the six months ended June 30, 2008, representing a decrease of $0.5 million, or 18.9%, from the prior years gross profit from services of $2.4 million, or 25.1% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $52,528, or 8.4% of related party services revenue for the three months ended June 30, 2008, representing an increase of $22,675, or 76.0% from the prior year’s gross profit of $29,853, or 6.6% of related party services revenue for the three months ended June 30, 2007. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $89,030, or 7.3% of related party services revenue for the six months ended June 30, 2008, representing an increase of $27,744, or 45.3% from the prior year’s gross profit of $61,286, or 6.0% of related party services revenue for the six months ended June 30, 2007. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.8 million, or 16.7% of revenue, and $1.7 million, or 18.1% of revenue, for the three and six months ended June 30, 2008, respectively, decreasing by $0.1 million and zero, as compared to $0.9 million, or 15.9% of revenue, and $1.7 million, or 15.6% of revenue, for the three and six months ended June 30, 2007, respectively.

Selling and marketing expense for the three months ended June 30, 2008 decreased by $0.1 million as compared to the prior year, but increased as a percentage of total revenue by 0.8% points. The decrease in expense is primarily due to a $0.1 million decrease in payroll related expense resulting from a 2007 headcount reduction. The increase in the current year expense as a percentage of total revenue is primarily due to the reduction in revenue in the current period as compared to the prior year.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $1.0 million, or 22.3% of revenue, and $2.1 million, or 22.6% of revenue, for the three and six months ended June 30, 2008, decreasing by $0.1 million and $0.3 million, as compared to $1.1 million, or 19.7% of revenue, and $2.4 million, or 21.4% of revenue, for the three and six months ended June 30, 2007, respectively.

The $0.1 million decrease in general and administrative expense for the three months ended June 30, 2008 as compared to the prior year is primarily due to a $0.2 million reduction in payroll and stock option expense due to a reduction in headcount and reductions in the salaries of several executives during the third quarter of 2007, partially offset by a $0.1 million increase in legal and accounting and bank fees during the current period.

The $0.3 million decrease in general and administrative expense for the six months ended June 30, 2008 as compared to the prior year is primarily due to a $0.2 million reduction in payroll and stock option expense due to a reduction in headcount and reductions in the salaries of several executives during the third quarter of 2007 and a $0.2 million reduction in expense for items including taxes, rent and stock exchange listing fees, partially offset by a $0.1 million increase in bad debt expense during the current period.

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

During the six months ended June 30, 2007, the Company recorded a lease impairment resulting from this sublease in the amount of $210,765. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Goodwill impairment

Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the three month period ended June 30, 2008, it was determined that William McKnight’s employment contract would not be extended past its July 21, 2008 expiration date. As a result of this trigger event, the Company performed an interim impairment analysis with respect to the recorded goodwill relating to the McKnight Associates acquisition in the approximate amount of $1.4 million and determined it to be fully impaired. A $1.4 million goodwill impairment charge was recorded during this period.

During the three month period ended June 30, 2007, the Company learned that several Integrated Strategies (“ISI”) consultants were ending their projects. Additionally, the continued margin pressure exerted by the vendor management organization structure utilized by ISI’s largest customer continues to unfavorably impact the economics of this division. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Due to the change in this business, the Company performed an interim impairment analysis during the three months ended June 30, 2007 and recorded a goodwill impairment of $0.6 million during this period.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.1 million and $0.2 million, for the three and six months ended June 30, 2008, respectively, representing a $0.1 million and $0.2 million decline from $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively. The McKnight customer relationship intangible, the Scosys acquired contract intangible, and the DeLeeuw approved vendor status intangible were all fully amortized in 2007.

Other income (expense)

During the six months ended June 30, 2007, the Company restructured its debt with Laurus and Sands. Gains or losses on these extinguishments were recorded as a gain (loss) on early extinguishment of debt. As a result, a $0.3 million combined loss was recorded on the extinguishment of the Laurus overadvance and the Sands settlement. During the six months ended June 30, 2008, the Company restructured its debt with TAG Virgin Islands, Inc. and issued Company common stock in repayment of $0.6 million of the Unsecured Convertible Note dated June 7, 2004. A $0.6 million loss on the extinguishment of this debt was recorded in March 2008.

During the six months ended June 30, 2007, the Company recognized a gain on the revaluation of its freestanding derivative financial instruments relating to its warrants of approximately $19,000. There was no gain or loss recorded in 2008 with respect financial instruments.

Interest expense, which includes amortization of the discount on debt of $0.1 million and $0.2 million during the three and six months ended June 30, 2008, respectively and $0.1 million and $0.2 million during the three and six months ended June 30, 2007, respectively, was $0.2 million and $0.3 million for the three and six months ended June 30, 2008, respectively, and $2.6 million and $3.6 million for the three and six months ended June 30, 2007, respectively. The decrease in interest expense in the current period, as compared to the prior year, was primarily due to the conversion of short and long-term notes due to TAG Virgin Islands, Inc. to equity and a reduction in charges related to the relative fair value of warrants issued and charges incurred to account for beneficial conversion features on notes that were issued in the prior year.

Liquidity and Capital Resources

The Company has incurred net losses for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006, 2005 and 2004, negative cash flows from operating activities for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006, 2005 and 2004, and had an accumulated deficit of $65.4 million at June 30, 2008. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of June 30, 2008, the Company had a cash balance of approximately $0.4 million, compared to $1.5 million at December 31, 2007, and a working capital deficiency of $1.0 million.

The Company has experienced continued losses from 2004 through June 30, 2008. The resulting liquidity issues have been addressed through the sale of both Company common stock and preferred stock and by entering into various debt instruments between August 2004 and June 2008.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement. As a result, of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance matures on June 6, 2009. As of June 30, 2008, the Company does not have the ability to repay this note upon maturity. Refer to footnote 5 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Short Term Note Payable.

On May 5, 2008, we received a letter from the American Stock Exchange (“AMEX”) stating that the Company has resolved the continued listing deficiencies referenced in the AMEX letter dated June 29, 2006. As is the case with all listed issuers, the Company’s continued listing eligibility will continue to be assessed on an ongoing basis. Additionally, the AMEX has notified the Company that it has become subject to the provisions of Section 1009(h) of the AMEX Company Guide. Under Section 1009(h) of the AMEX Company Guide, if within 12 months, AMEX again determines that the Company is below continued listing standards, the AMEX staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate the Company's method of financial recovery from the first incident before taking appropriate action. As of June 30, 2008, the Company was not in compliance with the AMEX continued listing standards since it did not maintain the minimum required $6,000,000 of stockholders equity.

The Company needs additional capital in order to survive. Additional capital will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to control operating expenses in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity and/or debt financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Failure to obtain sufficient financing would have substantial negative ramifications to the Company.

The Company has experienced continued losses from 2004 through June 30, 2008. The resulting liquidity issue has been addressed by entering into various debt and equity instruments between August 2004 and June 2008 and, as of June 30, 2008 had approximately $4.5 million of liabilities and debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006.

The Company’s working capital deficit is $1.0 million as of June 30, 2008 compared to working capital of $1.5 million as of December 31, 2007, representing a $2.5 million decrease. Working capital declined due to a reclassification of $1.0 million of long-term debt to current liabilities in the current period. This debt matures in June 2009 and, as a result, became a current liability in the June 2008 quarter. Additionally contributing to the decline in working capital was a $0.7 million reduction in cash due to the losses incurred during the six month period, a $0.5 million reduction in accounts receivable due to a decline in revenues, and a $0.3 million increase in accounts payable and accrued expenses primarily due to the timing of payments.

Cash used in operating activities during the six months ended June 30, 2008 was approximately $0.9 million compared to $0.8 million for the six months ended June 30, 2007. The Company recorded a $4.2 million loss for the six months ended June 30, 2008, however, this loss included $2.7 million of non-cash charges for items including depreciation, amortization, stock based compensation, goodwill impairment and early extinguishment of debt, resulting in cash used of $1.5 million. Additionally, changes in operating assets and liabilities reflect $0.6 million of cash provided by operations primarily due to the following; accounts receivable declined by $0.3 million due to reduced revenues, and accounts payable and accrued expenses increased by $0.3 million.

Cash used in investing activities was $18,117 during the six months ended June 30, 2008 compared to cash provided by investing activities of $43,452 during the six months ended June 30, 2007. The Company purchased $18,117 of computer equipment during the current period. During the period ended June 30, 2007, the Company received $50,000 related to the sale of its equity investment in DeLeeuw Turkey and purchased computer equipment for $6,548.

Cash used in financing activities was $0.2 million during the six months ended June 30, 2008 and cash provided by financing activities during the six months ended June 30, 2007 was $0.3 million. The cash used in financing activities during the current period was primarily the result of the Company’s $0.4 million net repayment of balances outstanding under its line of credit arrangement, partially offset by a $0.2 million issuance of common stock pursuant to a stock purchase agreement. The $0.3 million of cash provided by financing activities during the prior period was the result of the sale of $4.6 million of Company common stock and $0.7 million of proceeds from the issuance of short term notes, partially offset by $5.0 million in principal payments on outstanding debt.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.00% as of June 30, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of June 30, 2008. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

There are currently no material commitments for capital expenditures.

As of June 30, 2008 and December 31, 2007, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three and six months ended June 30, 2008, we invoiced LEC $0.6 million and $1.2 million, respectively, for the services of consultants subcontracted to LEC by us. For the three and six months ended June 30, 2007, we invoiced LEC $0.5 million and $1.0 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of June 30, 2008:

Lender	Type of facility	Outstanding as of June 30, 2008 (not including interest) (all numbers approximate)	Remaining Availability (a)
Access Capital, Inc.	Line of Credit	$1,656,000	$679,000
Taurus Advisory Group, LLC / TAG Virgin Islands, Inc. Investors	Convertible Promissory Note	$1,050,000	$-
Glenn Peipert	Promissory Note	$98,000	$-
Larry and Adam Hock	Settlement agreement	$33,000	$-
TOTAL		$2,837,000	$679,000

(a)	The remaining availability under the line of credit is based on the collateral availability at June 30, 2008 compared to the outstanding loan balance.

Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of June 30, 2008

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

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

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

We evaluate our identifiable goodwill, intangible assets, and other long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Future impairment evaluations could result in impairment charges, which would result in an expense in the period of impairment and a reduction in the carrying value of these assets. The Company performed an interim impairment analysis with respect to the McKnight Associates goodwill as of June 30, 2008. The last annual goodwill impairment analysis was performed as of December 31, 2007.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of June 30, 2008 due to the following:

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

No significant changes were made in our internal control over financial reporting during the Company’s second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 28, 2008, Milbank Roy & Co., LLC (“Milbank”) submitted a Demand for Arbitration and Statement of Claim with the American Arbitration Association. Through an agreement with Milbank, Milbank had a limited exclusive right to obtain certain bridge financing and equity financing on behalf of the Company during 2007 from certain potential investors that were identified on certain schedules. Milbank alleges that it is owed a fee of $105,000 relating to the Company’s completion of a revolving line of credit transaction with Access Capital, Inc. in March 2008. Management believes that this revolving line of credit transaction is not included in the scope of the engagement for which Milbank was hired and it intends to vigorously defend the Company. A hearing with respect to this claim is expected to occur in September 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2008, the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock at a purchase price of $0.08 per share, for a total investment of $200,000. The Company also issued a warrant to purchase 2,500,000 shares of Company common stock to the investor. The warrant is exercisable at a price of $0.09 per share, and is exercisable for five years.

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes are due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the stockholders was held on June 13, 2008.

(b)
All of the Company's director nominees, Scott Newman, Glenn Peipert, Lawrence K. Reisman, Frederick Lester and Thomas Pear were elected. There was no solicitation in opposition to the Company's nominees.

(c)	Matters voted on at the meeting and the number of votes cast:

1.	To elect five Directors to the Board of Directors to serve until the 2009 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified:

Voted For	For All Except	Withhold Authority
81,689,933	0	3,099,507

2.	To ratify the appointment by the Audit Committee of the Board of Directors of Friedman LLP, to serve as the Company’s independent auditors for the fiscal year ending December 31, 2008:

Voted For	Voted Against	Abstentions
84,753,231	31,421	4,787

3.	To amend the Company’s Certificate of Incorporation to increase the amount of the Company’s authorized common stock, from two hundred million (200,000,000) to three hundred million (300,000,000):

Voted For	Voted Against	Abstentions
81,444,091	3,344,751	598

Item 5. Other Information.

On May 5, 2008, we received a letter from the American Stock Exchange (“AMEX”) stating that the Company has resolved the continued listing deficiencies referenced in the AMEX letter dated June 29, 2006. As is the case with all listed issuers, the Company’s continued listing eligibility will continue to be assessed on an ongoing basis. Additionally, the AMEX has notified the Company that it has become subject to the provisions of Section 1009(h) of the AMEX Company Guide. Under Section 1009(h) of the AMEX Company Guide, if within 12 months, AMEX again determines that the Company is below continued listing standards, the AMEX staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate the Company's method of financial recovery from the first incident before taking appropriate action. As of June 30, 2008, the Company was not in compliance with the AMEX continued listing standards since it did not maintain the minimum required $6,000,000 of stockholders equity.

 Item 6. Exhibits

4.1	Form of Common Stock Purchase Warrant issued to investors, dated March 26, 2008.

4.2	Form of Common Stock Purchase Warrant issued to investor, dated June 30, 2008.

4.3	Form of Common Stock Purchase Warrant issued to investors, dated July 28, 2008.

4.4	Form of 10% Convertible Unsecured Note issued to investors, dated July 28, 2008.

10.1	Note Conversion Agreement by and between the Registrant and investors represented by TAG Virgin Islands, Inc. dated as of March 26, 2008.

10.2 Stock Purchase Agreement dated June 30, 2008 by and between Registrant and Matthew J. Szulik.

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

Conversion Services International, Inc.

Date: August 12, 2008	By:	/s/ Scott Newman
Scott Newman President, Chief Executive Officer and Chairman