Form 10-Q
period 2008-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2008-11-12
CIK 934306

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Common Stock, $0.001 par value per share	118,432,414 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and nine months ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$104,682	$1,506,866
Accounts receivable, net	3,028,561	3,077,847
Accounts receivable from related parties, net	319,502	315,503
Prepaid expenses	142,098	199,635
TOTAL CURRENT ASSETS	3,594,843	5,099,851

PROPERTY AND EQUIPMENT, at cost, net	86,551	182,868

OTHER ASSETS
Goodwill	1,498,859	6,135,125
Intangible assets, net	722,000	778,470
Deferred financing costs, net	57,015	-
Discount on debt issued, net	210,517	447,361
Equity investments	95,129	82,253
Other assets	83,375	85,445

Total Assets	$6,348,289	$12,811,373

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$2,055,320	$2,056,341
Current portion of long-term debt	-	10,819
Short term notes payable	1,133,044	-
Accounts payable and accrued expenses	1,537,519	1,356,425
Deferred revenue	87,517	59,350
Related party note payable	100,751	107,833
TOTAL CURRENT LIABILITIES	4,914,151	3,590,768

LONG-TERM DEBT, net of current portion	-	1,533,126
DEFERRED TAXES	363,400	363,400
Total Liabilities	5,277,551	5,487,294

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized.

Series A convertible preferred stock, 19,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively;	1,013,332	728,333

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized;
119,110,677 and 111,289,844 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	119,111	111,290
Series B convertible preferred stock, 20,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively;	1,352,883	1,352,883
Additional paid in capital	68,594,351	66,742,898
Treasury stock, at cost, 1,145,382 shares as of September 30, 2008 and December 31, 2007, respectively	(423,869)	(423,869)
Accumulated deficit	(69,585,070)	(61,187,456)
Total Stockholders' Equity	57,406	6,595,746

Total Liabilities and Stockholders' Equity	$6,348,289	$12,811,373

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

REVENUE:
Services	$4,235,803	$4,733,796	$11,935,127	$14,100,679
Related party services	527,272	438,321	1,741,596	1,460,263
Reimbursable expenses	186,158	232,454	498,407	797,053
Other	37,540	52,904	152,238	160,350
	4,986,773	5,457,475	14,327,368	16,518,345
COST OF REVENUE:
Services	2,980,122	3,277,740	8,758,582	10,361,038
Related party services	505,805	406,933	1,631,099	1,367,594
Consultant expenses	219,158	318,021	618,985	859,371
	3,705,085	4,002,694	11,008,666	12,588,003
GROSS PROFIT	1,281,688	1,454,781	3,318,702	3,930,342

OPERATING EXPENSES
Selling and marketing	898,149	877,316	2,587,481	2,600,983
General and administrative	936,650	1,030,437	3,045,078	3,395,334
Lease impairment	-	-	-	210,765
Goodwill impairment	3,255,879	-	4,636,266	557,055
Depreciation and amortization	62,405	142,111	224,074	518,206
	5,153,083	2,049,864	10,492,899	7,282,343
LOSS FROM OPERATIONS	(3,871,395)	(595,083)	(7,174,197)	(3,352,001)

OTHER INCOME (EXPENSE)
Equity in earnings (loss) from investments	(110)	(3,649)	12,876	(15,630)
Gain on financial instruments	-	-	-	19,329
Loss on early extinguishment of debt	-	-	(553,846)	(288,060)
Interest expense, net	(340,267)	(194,314)	(682,447)	(3,781,516)
	(340,377)	(197,963)	(1,223,417)	(4,065,877)
LOSS BEFORE INCOME TAXES	(4,211,772)	(793,046)	(8,397,614)	(7,417,878)
INCOME TAXES	-	-	-	-
NET LOSS	(4,211,772)	(793,046)	(8,397,614)	(7,417,878)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(95,000)	(285,000)	(389,076)
Dividends on convertible preferred stock	(54,078)	(70,380)	(167,779)	(208,099)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,360,850)	$(958,426)	$(8,850,393)	$(8,015,053)

Basic and diluted loss per common share	$(0.04)	$(0.01)	$(0.07)	$(0.12)
Basic and diluted loss per common share attributable to common stockholders	$(0.04)	$(0.01)	$(0.08)	$(0.13)

Weighted average shares used to compute net loss per common share:
Basic and diluted	117,909,029	73,796,475	114,348,981	63,106,416

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,397,614)	$(7,417,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	120,333	83,484
Amortizaton of intangible assets	56,470	391,679
Amortization of debt discounts	236,844	259,770
Amortization of relative fair value of warrants issued	164,259	2,965,106
Amortization of deferred financing costs	47,271	43,043
Loss on sale of equity investment	-	25,569
Stock based compensation	449,179	316,197
Gain on change in fair value of financial instruments	-	(19,329)
Goodwill impairment	4,636,266	557,055
Lease impairment	-	210,765
Loss on early extinguishment of debt	553,846	288,060
Increase in allowance for doubtful accounts	166,789	41,698
(Income) loss from equity investments	(12,876)	15,630
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(127,422)	640,617
Decrease in accounts receivable from related parties	5,921	12,237
Decrease in prepaid expenses	15,039	16,592
Decrease (increase) in other assets	2,070	(194,399)
Increase in accounts payable and accrued expenses	163,491	129,489
Increase (decrease) in deferred revenue	28,167	(40,020)
Net cash used in operating activities	(1,891,967)	(1,674,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,016)	(6,548)
Sale of equity investment in DeLeeuw Turkey	-	50,000
Net cash (used in) provided by investing activities	(24,016)	43,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line of credit	(1,021)	(3,380,507)
Proceeds from issuance of short-term note payable	400,000	650,000
Deferred financing costs	(61,786)	-
Principal payments on short-term debt	-	(1,195,455)
Issuance of Company common stock	200,000	4,965,658
Principal payments on capital lease obligations	(10,164)	(28,025)
Principal payments on related party notes	(13,230)	(19,015)
Net cash provided by financing activities	513,799	992,656

NET DECREASE IN CASH	(1,402,184)	(638,527)
CASH, beginning of period	1,506,866	668,006

CASH, end of period	$104,682	$29,479

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$223,987	$344,455

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock purchase warrant issued in settlement of Laurus debt	-	500,000
Common stock issued in conversion of long-term debt to equity	600,000	-
Common stock issued in payment of dividends on preferred stock	144,029

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2008, receivables related to services performed for Bank of America comprised approximately 23.4% of the Company’s accounts receivable balance. This is comprised of receivables directly from Bank of America and receivables from two vendor management companies that are issued invoices for the Company’s work at Bank of America, Sapphire Technologies and ZeroChaos. Also, receivables from National Digital Medical Archives (“NDMA”) comprised 16.5% of the accounts receivable balance.

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At September 30, 2008, the Company has no unrecognized tax benefits. As of September 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 2 – Going concern

The Company has incurred net losses for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006, 2005 and 2004, negative cash flows from operating activities for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006, 2005 and 2004, and had an accumulated deficit of $69.6 million at September 30, 2008. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of September 30, 2008, the Company had a cash balance of approximately $104,682, compared to $1,506,866 at December 31, 2007, and a working capital deficiency of $1.3 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. Between July 1, 2008 and the filing date of this report, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. Refer to footnotes 5 and 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on the issuance of the 10% Convertible Unsecured Notes.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of September 30, 2008, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at September 30, 2008, matures on June 6, 2009. As of September 30, 2008, the Company does not have the ability to repay this note upon maturity. Refer to footnote 5 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Short Term Note Payable.

In August 2008, the Company notified the American Stock Exchange (“AMEX”) of its intent to voluntarily delist trading of its common stock, par value $0.001 per share, from AMEX. The Company’s last day of trading on AMEX was September 5, 2008. On September 8, 2008, the Company’s common stock began trading on the Over the Counter Bulletin Board under the symbol CVNS.OB.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008. The Company will adopt FSP APB 14-1 effective January 1, 2009. The Company is currently evaluating the impact of FSP APB 14-1 on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of EITF 07-5 on its consolidated financial position and results of operations.

Note 4 - Line of credit

The Company’s line of credit with Laurus Master Fund, Ltd. expired on December 31, 2007 and, in exchange for a $25,000 fee and a reduction of the maximum amount available under the line of credit to $3,000,000, the maturity date was extended until March 31, 2008.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.00% as of September 30, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of September 30, 2008. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases to $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

The Company was in default of the Loan and Security Agreement as of September 30, 2008 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

The remaining $1,050,000 balance, which is outstanding as of September 30, 2008 and due to the investors under the June 7, 2004 Unsecured Convertible Line of Credit Note, matures on June 6, 2009.

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 2,500,000 shares of Company common stock to be approximately $200,000. This relative fair value has been recorded as a reduction of the $200,000 balance of the short term debt and an addition to additional paid-in capital. The assumptions used in the relative fair value calculation are as follows: Company stock price of July 28, 2008 of $0.08 per share; exercise price of the warrants of $0.088 per share; five year term; volatility of 203.9%; annual rate of dividends of 0%; and a risk free interest rate of 3.44%.

On September 2, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes are due on March 1, 2009 and are convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 2,500,000 shares of Company common stock to be approximately $200,000. This relative fair value has been recorded as a reduction of the $200,000 balance of the short term debt and an addition to additional paid-in capital. The assumptions used in the relative fair value calculation are as follows: Company stock price of September 2, 2008 of $0.08 per share; exercise price of the warrants of $0.088 per share; five year term; volatility of 208.3%; annual rate of dividends of 0%; and a risk free interest rate of 1.95%.

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the nine months ended September 30, 2008 or during the years ended December 31, 2007, 2006 or 2005.

The following summarizes the stock option transactions under the 2003 Plan during 2008:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2007	5,888,828	$0.75
Options granted	-	-
Options exercised	-	-
Options canceled	(450,498)	0.58
Options outstanding at September 30, 2008	5,438,330	$0.76

The following table summarizes information concerning outstanding and exercisable Company common stock options at September 30, 2008:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.250	1,818,333	$0.25	7.80	641,650	$0.25
$0.30-0.70	1,605,000	0.44	7.44	1,286,665	0.46
$0.825-0.83	1,340,666	0.83	5.93	1,186,988	0.83
$2.475-3.45	674,331	2.77	5.43	674,331	2.77
	5,438,330			3,789,634

In accordance with SFAS 123(R), the Company recorded approximately $170,000 and $449,000 and $123,000 and $316,000 of expense related to stock options which vested during the three and nine months ended September 30, 2008 and 2007, respectively.

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

Basic and diluted loss per share was determined as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Net loss before income taxes (A)	$(4,211,772)	$(793,046)	$(8,397,614)	$(7,417,878)
Net loss (B)	$(4,211,772)	$(793,046)	$(8,397,614)	$(7,417,878)
Net loss attributable to common stockholders (C)	$(4,360,850)	$(958,426)	$(8,850,393)	$(8,015,053)
Weighted average outstanding shares of common stock (D)	117,909,029	73,796,475	114,348,981	63,106,416

Basic and diluted income (loss) per common share:
Before income taxes (A/D)	$(0.04)	$(0.01)	$(0.07)	$(0.12)
Net loss per common share (B/D)	$(0.04)	$(0.01)	$(0.07)	$(0.12)
Net loss per common share attributable to common stockholders (C/D)	$(0.04)	$(0.01)	$(0.08)	$(0.13)

For the nine months ended September 30, 2008 and 2007, 5,438,330 and 6,106,615 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive, respectively. Additionally, the effect of warrants to purchase 26,265,348 shares of common stock which were issued between June 7, 2004 and September 30, 2007, and outstanding as of September 30, 2008, were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2007, and the effect of 69,542,241 warrants which were issued between June 7, 2004 and September 30, 2008, and were outstanding as of September 30, 2008, were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2008 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 1,269,841 shares of common stock underlying the $2,000,000 convertible line of credit note to Taurus as of September 30, 2007 and 666,667 shares of common stock underlying the same note whose outstanding balance had been reduced to $1,050,000 as of September 30, 2008, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, as of September 30, 2008, 5,000,000 shares underlying 10% convertible notes dated July 28, 2008 and September 2, 2008, and options to purchase 36,596 shares of common stock outstanding to Laurus as of September 30, 2007 and 2008.

Note 8 – Common Stock and Warrants

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

On September 2, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes are due on March 1, 2009 and are convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years.

Note 9 - Major Customers

During the three and nine months ended September 30, 2008, the Company had revenue relating to two major customers, Bank of America and LEC, a related party, comprising 21.1% and 21.4% and 10.6% and 12.2% of revenues, and totaling approximately $1,051,000 and $3,060,000 and $527,000 and $1,742,000, respectively. During the three months ended September 30, 2008, the Company also had revenues from one additional major customer, NDMA, comprising 12.7% of revenues, and totaling approximately $634,000. Amounts due from services provided to these customers included in accounts receivable was approximately $1,706,320 at September 30, 2008. As of September 30, 2008, receivables related to services performed for Bank of America, LEC and NDMA accounted for approximately 23.4%, 8.6% and 16.5% of the Company’s accounts receivable balance, respectively.

 During the three and nine months ended September 30, 2007, the Company had revenue relating to two major customers, Bank of America (partially invoiced through Sapphire Technologies) and ING, comprising 17.0% and 17.4% and 10.2% and 10.5% of revenues, respectively, and totaling approximately $927,000 and $2,876,000 and $557,000 and $1,742,000, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,008,000 at September 30, 2007. As of September 30, 2007, Bank of America, Sapphire Technologies, and ING accounted for approximately 5.3%, 14.9% and 8.3% of the Company’s accounts receivable balance, respectively.

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

On April 28, 2008, Milbank Roy & Co., LLC (“Milbank”) submitted a Demand for Arbitration and Statement of Claim with the American Arbitration Association. Through an agreement with Milbank, Milbank had a limited exclusive right to obtain certain bridge financing and equity financing on behalf of the Company during 2007 from certain potential investors that were identified on certain schedules. Milbank alleges that it is owed a fee of $105,000 relating to the Company’s completion of a revolving line of credit transaction with Access Capital, Inc. in March 2008. In August 2008, this case was settled requiring the Company to make a $10,000 payment to Milbank, Roy & Co., LLC.

Lease Commitments

Years Ending September 30	Office	Sublease	Net

2009	$355,622	$107,310	$248,312
2010	369,349	134,137	235,212
2011	93,455	35,770	57,685
Thereafter	-	-	-
	$818,426	$277,217	$541,209

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

As of September 30, 2008, Glenn Peipert, our Executive Vice President and Chief Operating Officer, had a $0.1 million outstanding loan balance to the Company, which accrues interest at a simple rate of 8% per annum.

Note 12 – Regulatory Agency Communications

In August 2008, the Company notified the American Stock Exchange (“AMEX”) of its intent to voluntarily delist trading of its common stock, par value $0.001 per share, from AMEX. The Company’s last day of trading on AMEX was September 5, 2008. On September 8, 2008, the Company’s common stock began trading on the Over the Counter Bulletin Board under the symbol CVNS.OB.

Note 13 – Subsequent Events

On October 2, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. These notes are due on April 1, 2009 and are convertible into 1,000,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 1,000,000 shares of Company common stock, exercisable at a price of $0.055 per share (subject to adjustment), and are exercisable for a period of five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 1,000,000 shares of Company common stock to be approximately $50,000. This relative fair value has been recorded as a reduction of the $50,000 balance of the short term debt and an addition to additional paid-in capital. The assumptions used in the relative fair value calculation are as follows: Company stock price on October 2, 2008 of $0.05 per share; exercise price of the warrants of $0.055 per share; five year term; volatility of 222.56%; annual rate of dividends of 0%; and a risk free interest rate of 1.59%.

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three		Selected Statement of Operations Data for the nine
	months ended September 30,		months ended September 30,
	2008	2007	2008	2007

Net revenue	$4,986,773	$5,457,475	$14,327,368	$16,518,345
Gross profit	1,281,688	1,454,781	3,318,702	3,930,342
Net loss	(4,211,772)	(793,046)	(8,397,614)	(7,417,878)
Net loss attributable to common stockholders	(4,360,850)	(958,426)	(8,850,393)	(8,015,053)
Basic and diluted loss per common share:
Net loss per common share	$(0.04)	$(0.01)	$(0.07)	$(0.12)
Net loss per common share attributable to common stockholders	$(0.04)	$(0.01)	$(0.08)	$(0.13)

	Selected Statement of Financial Position Data as of
	September 30, 2008	December 31, 2007

Working capital	$(1,319,308)	$1,509,083
Total assets	6,348,289	12,811,373
Long-term debt	-	1,533,126
Total stockholders' equity	57,406	6,595,746

Three and Nine Months Ended September 30, 2008 and 2007

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $5.0 million and $14.3 million for the three and nine months ended September 30, 2008, respectively, decreased by $0.5 million, or 8.6%, and $2.2 million, or 13.3%, as compared to revenue of $5.5 million and $16.5 million for the three and nine months ended September 30, 2007, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence/data warehousing and data management. The chart below reflects revenue by line of business for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,
	2008		2007
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,389,418	27.9%	$2,265,881	41.5%
Business Intelligence / Data Warehousing	2,846,385	57.1%	2,467,915	45.2%
Data Management	527,272	10.6%	438,321	8.0%
Reimbursable expenses	186,158	3.7%	232,454	4.3%
Other	37,540	0.7%	52,904	1.0%
	$4,986,773	100.0%	$5,457,475	100.0%

	For the nine months ended September 30,
	2008		2007
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$3,952,765	27.6%	$6,987,270	42.3%
Business Intelligence / Data Warehousing	7,982,360	55.7%	7,113,410	43.1%
Data Management	1,741,597	12.2%	1,460,264	8.8%
Reimbursable expenses	498,408	3.5%	797,054	4.8%
Other	152,238	1.0%	160,347	1.0%
	$14,327,368	100.0%	$16,518,345	100.0%

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

Strategic consulting revenue of $1.4 million, or 27.9% of total revenue, for the three months ended September 30, 2008 decreased by $0.9 million, or 38.7%, as compared to revenue of $2.3 million, or 41.5% of total revenue, for the three months ended September 30, 2007. This decrease is primarily due to a $0.6 million reduction in revenue due to the completion of the ING project during 2007 and a continued decline in the Integrated Strategies revenue of $0.4 million as compared to the prior year due to the completion of projects and a reduction in the number of consultants on billing. These declines were partially offset by $0.1 million of increased revenue from Bank of America due to an increase in consultant headcount at this client as compared to the prior year. In the strategic consulting line of business, there was a 31.9% decline in consultant headcount and an 18.7% reduction in billable hours as compared to the prior year period.

Strategic consulting revenue of $4.0 million, or 27.6% of total revenue, for the nine months ended September 30, 2008 decreased by $3.0 million, or 43.4%, as compared to revenue of $7.0 million, or 42.3% of total revenue, for the nine months ended September 30, 2007. This decrease is primarily due to a $1.7 million reduction in revenue due to the completion of the ING project during 2007 and a continued decline in the Integrated Strategies revenue of $1.5 million as compared to the prior year due to the completion of projects and a reduction in the number of consultants on billing. These declines were partially offset by a $0.2 million increase in revenue from Bank of America due to an increase in consultant headcount at this client. In the strategic consulting line of business, there was a 40.5% decline in consultant headcount, and a 33.8% reduction in billable hours as compared to the prior year period.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $2.8 million, or 57.1% of total revenue, for the three months ended September 30, 2008 increased by $0.3 million, or 15.3%, as compared to revenue of $2.5 million, or 45.2% of total revenue, for the three months ended September 30, 2007. Overall, the BI/DW line of business had a 17.5% increase in billable hours, a 9.4% increase in the utilization rate, and a 1.8% reduction in headcount in the current year compared to the prior period. New projects in the quarter contributed $1.3 million to revenue, which was partially offset by $1.0 million of projects completed since the prior year quarter.

Business intelligence/data warehousing (“BI/DW”) revenue of $8.0 million, or 55.7% of total revenue, for the nine months ended September 30, 2008 increased by $0.9 million, or 12.2%, as compared to revenue of $7.1 million, or 43.1% of total revenue, for the nine months ended September 30, 2007. New 2008 projects in this line of business contributed $3.5 million to revenue during the nine month period ended September 30, 2008, which is partially offset by $2.6 million of non-recurring prior year revenue related to completed projects. Average BI/DW headcount increased 3.7%, billable hours increased 11.7% and consultant utilization increased 13.5% overall for the nine month period ended September 30, 2008 as compared to the prior year.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.5 million, or 10.6% of total revenue, for the three months ended September 30, 2008 increased by $0.1 million, or 20.3%, as compared to revenue of $0.4 million, or 8.0% of total revenue, for the three months ended September 30, 2007. This increase is due to a 3 person increase in average consultant headcount relating to new projects obtained in 2008.

Data management revenue of $1.7 million, or 12.2% of total revenue, for the nine months ended September 30, 2008 increased by $0.2 million, or 19.3%, as compared to revenue of $1.5 million, or 8.8% of total revenue, for the nine months ended September 30, 2007. This increase is due to a 2 person increase in average consultant headcount relating to new projects obtained in 2008.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $3.7 million, or 74.3% of revenue, and $11.0 million, or 76.8% of revenue, for the three and nine months ended September 30, 2008, respectively, representing a decrease of $0.3 million, or 7.4%, and $1.6 million, or 12.5%, as compared to $4.0 million, or 73.3% of revenue, and $12.6 million, or 76.2% of revenue, for the three and nine months ended September 30, 2007, respectively.

Cost of services was $3.0 million, or 70.4% of services revenue for the three months ended September 30, 2008, representing a decrease of $0.3 million, or 9.1%, as compared to $3.3 million, or 69.2% of services revenue for the three months ended September 30, 2007. Cost of services declined during the three months ended September 30, 2008 as compared to the prior year primarily due to a $0.5 million decline in revenue during the period, accounting for a $0.3 million reduction in cost of services. The Company had an average of 84 consultants in the current period and 99 in the prior year period, resulting in a 15.2% decline in consultant headcount.

Cost of services was $8.8 million, or 73.4% of services revenue for the nine months ended September 30, 2008, representing a decrease of $1.6 million, or 15.5%, as compared to $10.4 million, or 73.5% of services revenue for the nine months ended September 30, 2007. Cost of services declined during the nine months ended September 30, 2008 as compared to the prior year period primarily due to a $2.2 million decline in revenue during the period, accounting for a $1.6 million reduction in cost of services. Additionally, stock compensation and benefit expense declined by $0.1 million, which was offset by the $0.1 million of cost related to non-billable consultants during the nine months ended September 30, 2008. The Company had an average of 86 consultants in the current period and 104 in the prior year period, resulting in a 17.3% decline in consultant headcount.

Cost of related party services was $0.5 million, or 95.9% of related party services revenue, for the three months ended September 30, 2008, representing an increase of $0.1 million, or 24.3%, as compared to $0.4 million, or 92.8% of related party services revenue, for the three months ended September 30, 2007. Cost of related party services increased for the three month period due to an increase in related party consulting revenue and benefit expense during the three months ended September 30, 2008 as compared to the prior year.

Cost of related party services was $1.6 million, or 93.7% of related party services revenue, for the nine months ended September 30, 2008, representing an increase of $0.2 million, or 19.3%, as compared to $1.4 million, or 93.7% of related party services revenue, for the nine months ended September 30, 2007. Cost of related party services increased for the nine month period due to an increase in related party consulting revenue during the nine months ended September 30, 2008 as compared to the prior year.

Gross profit

Gross profit was $1.3 million, or 25.7% of revenue, and $3.3 million, or 23.2% of revenue, for the three and nine months ended September 30, 2008, respectively, representing a decrease of $0.2 million, or 11.9%, and $0.6 million, or 15.6%, as compared to $1.5 million, or 26.7% of revenue, and $3.9 million, or 23.8% of revenue, for the three and nine months ended September 30, 2007, respectively.

  Gross profit from services was $1.3 million, or 29.6% of services revenue for the three months ended September 30, 2008, representing a decrease of $0.2 million, or 13.8%, from the prior years gross profit from services of $1.5 million, or 30.8% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from services was $3.2 million, or 26.6% of services revenue for the nine months ended September 30, 2008, representing a decrease of $0.5 million, or 15.1%, from the prior years gross profit from services of $3.7 million, or 26.5% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $21,467, or 4.1% of related party services revenue for the three months ended September 30, 2008, representing a decrease of $9,921, or 31.6% from the prior year’s gross profit of $31,388, or 7.2% of related party services revenue for the three months ended September 30, 2007. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $110,497, or 6.3% of related party services revenue for the nine months ended September 30, 2008, representing an increase of $17,828, or 19.2% from the prior year’s gross profit of $92,669, or 6.3% of related party services revenue for the nine months ended September 30, 2007. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.9 million, or 18.0% of revenue, and $2.6 million, or 18.1% of revenue, for the three and nine months ended September 30, 2008, respectively, unchanged as compared to $0.9 million, or 16.1% of revenue, and $2.6 million, or 15.7% of revenue, for the three and nine months ended September 30, 2007, respectively.

Selling and marketing expense for the three and nine months ended September 30, 2008 was unchanged from the prior year, however, it increased as a percentage of revenue due to the reduction in revenue in the current year periods.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.9 million, or 18.8% of revenue, and $3.0 million, or 21.3% of revenue, for the three and nine months ended September 30, 2008, decreasing by $0.1 million and $0.4 million, as compared to $1.0 million, or 18.9% of revenue, and $3.4 million, or 20.6% of revenue, for the three and nine months ended September 30, 2007, respectively.

The $0.1 million decrease in general and administrative expense for the three months ended September 30, 2008 as compared to the prior year is primarily due to reductions in payroll and benefit expense due to a reduction in headcount and reductions in the salaries of several executives during the third quarter of 2007 and reductions in various expenses during the current period.

The $0.4 million decrease in general and administrative expense for the nine months ended September 30, 2008 as compared to the prior year is primarily due to a $0.2 million reduction in payroll and benefits expense due to a reduction in headcount and reductions in the salaries of several executives during the third quarter of 2007 and a $0.2 million reduction in expense for various items including taxes, rent and stock exchange listing fees.

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

During the nine months ended September 30, 2007, the Company recorded a lease impairment resulting from this sublease in the amount of $210,765. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sublessee, and unreimbursed common area fees and real estate taxes.

Goodwill impairment

Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the nine month period ended September 30, 2008, it was determined that William McKnight’s employment contract would not be extended past its July 21, 2008 expiration date. As a result of this trigger event, the Company performed an interim impairment analysis with respect to the recorded goodwill relating to the McKnight Associates acquisition in the approximate amount of $1.4 million and determined it to be fully impaired. A $1.4 million goodwill impairment charge was recorded during the period ended June 30, 2008. Additionally, during the three month period ended September 30, 2008, as a result of a continued decline in strategic consulting revenues and gross margins during 2008, the goodwill relating to the DeLeeuw Associates business was evaluated and determined to be impaired. As a result of this evaluation, a $3.2 million goodwill impairment charge was recorded in the quarter ended September 30, 2008.

During the nine month period ended September 30, 2007, the Company learned that several Integrated Strategies (“ISI”) consultants were ending their projects. Additionally, the continued margin pressure exerted by the vendor management organization structure utilized by ISI’s largest customer continues to unfavorably impact the economics of this division. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Due to the change in this business, the Company performed an interim impairment analysis during the period ended June 30, 2007 and recorded a goodwill impairment of $0.6 million during the period.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.1 million and $0.2 million, for the three and nine months ended September 30, 2008, respectively, representing a zero and $0.3 million decline from $0.1 million and $0.5 million for the three and nine months ended September 30, 2007, respectively. The McKnight customer relationship intangible, the Scosys acquired contract intangible, and the DeLeeuw approved vendor status intangible were all fully amortized in 2007.

Other income (expense)

During the nine months ended September 30, 2007, the Company restructured its debt with Laurus and Sands. Gains or losses on these extinguishments were recorded as a gain (loss) on early extinguishment of debt. As a result, a $0.3 million combined loss was recorded on the extinguishment of the Laurus overadvance and the Sands settlement. During the nine months ended September 30, 2008, the Company restructured its debt with TAG Virgin Islands, Inc. and issued Company common stock in repayment of $0.6 million of the Unsecured Convertible Note dated June 7, 2004. A $0.6 million loss on the extinguishment of this debt was recorded in March 2008.

During the nine months ended September 30, 2007, the Company recognized a gain on the revaluation of its freestanding derivative financial instruments relating to its warrants of approximately $19,000. There was no gain or loss recorded in 2008 with respect financial instruments.

Interest expense, which includes amortization of the discount on debt of $0.1 million and $0.2 million during the three and nine months ended September 30, 2008, respectively and $0.1 million and $0.2 million during the three and nine months ended September 30, 2007, respectively, was $0.3 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $3.8 million for the three and nine months ended September 30, 2007, respectively. The increase in interest expense for the three months ended September 30, 2008, as compared to the prior year, was primarily due to interest to Access Capital for interest due on the Company’s revolving line of credit and charges related to the relative fair value of warrants issued in conjunction with convertible debt instruments. The reduction in interest expense for the nine month period ended September 30, 2008, as compared to the prior year, is primarily due to the conversion of short and long-term notes due to TAG Virgin Islands, Inc. to equity and a reduction in charges related to the relative fair value of warrants issued and charges incurred to account for beneficial conversion features on notes that were issued in the prior year.

Liquidity and Capital Resources

The Company has incurred net losses for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006, 2005 and 2004, negative cash flows from operating activities for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006, 2005 and 2004, and had an accumulated deficit of $69.6 million at September 30, 2008. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of September 30, 2008, the Company had a cash balance of approximately $104,682, compared to $1,506,866 at December 31, 2007, and a working capital deficiency of $1.3 million.

  The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. Between July 1, 2008 and the filing date of this report, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. Refer to footnotes 5 and 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on the issuance of the 10% Convertible Unsecured Notes.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of September 30, 2008, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at September 30, 2008, matures on June 6, 2009. As of September 30, 2008, the Company does not have the ability to repay this note upon maturity. Refer to footnote 5 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Short Term Note Payable.

In August 2008, the Company notified the American Stock Exchange (“AMEX”) of its intent to voluntarily delist trading of its common stock, par value $0.001 per share, from AMEX. The Company’s last day of trading on AMEX was September 5, 2008. On September 8, 2008, the Company’s common stock began trading on the Over the Counter Bulletin Board under the symbol CVNS.OB.

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

The Company has experienced continued losses from 2004 through September 30, 2008. The resulting liquidity issue has been addressed by entering into various debt and equity instruments between August 2004 and September 2008 and, as of September 30, 2008 had approximately $4.9 million of liabilities and debt outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006.

The Company’s working capital deficit is $1.3 million as of September 30, 2008 compared to working capital of $1.5 million as of December 31, 2007, representing a $2.8 million decrease. Working capital declined due to a reclassification of $1.0 million of long-term debt to current liabilities in the current period. Additionally contributing to the decline in working capital was a $1.4 million reduction in cash due to the losses incurred during the nine month period, a $0.1 million reduction in accounts receivable and prepaid expenses, a $0.2 million increase in accounts payable and accrued expenses primarily due to the timing of payments and a $0.1 million increase in short term notes payable due to the issuance of convertible notes during the current period.

Cash used in operating activities during the nine months ended September 30, 2008 was approximately $1.9 million compared to $1.7 million for the nine months ended September 30, 2007. The Company recorded an $8.4 million loss for the nine months ended September 30, 2008, however, this loss included $6.4 million of non-cash charges for items including depreciation, amortization, stock based compensation, goodwill impairment and early extinguishment of debt, resulting in cash used of $2.0 million. Additionally, changes in operating assets and liabilities reflect $0.1 million of cash provided by operations primarily due to the following; accounts receivable declined by $0.1 million primarily due to reduced revenues, and accounts payable and accrued expenses increased by $0.2 million.

Cash used in investing activities was $24,016 during the nine months ended September 30, 2008 compared to cash provided by investing activities of $43,452 during the nine months ended September 30, 2007. The Company purchased computer equipment during the current period. During the period ended September 30, 2007, the Company received $50,000 related to the sale of its equity investment in DeLeeuw Turkey and purchased computer equipment for $6,548.

Cash provided by financing activities was $0.5 million during the nine months ended September 30, 2008 and cash provided by financing activities during the nine months ended September 30, 2007 was $1.0 million. The cash provided by financing activities during the current period was primarily the result of the Company’s $0.4 million issuance of short term notes payable and a $0.2 million issuance of common stock pursuant to a stock purchase agreement. The $1.0 million of cash provided by financing activities during the prior period was the result of the sale of $5.0 million of Company common stock and $0.6 million of proceeds from the issuance of short term notes, partially offset by a $4.6 million principal payment on outstanding debt.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 5.00% as of September 30, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of September 30, 2008. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

There are currently no material commitments for capital expenditures.

As of September 30, 2008 and December 31, 2007, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three and nine months ended September 30, 2008, we invoiced LEC $0.5 million and $1.7 million, respectively, for the services of consultants subcontracted to LEC by us. For the three and nine months ended September 30, 2007, we invoiced LEC $0.4 million and $1.5 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of September 30, 2008:

Lender	Type of facility	Outstanding as of September 30, 2008 (not including interest) (all numbers approximate)	Remaining Availability (a)
Access Capital, Inc.	Line of Credit	$2,055,320	$771,000
Taurus Advisory Group, LLC / TAG Virgin Islands, Inc. Investors	Convertible Promissory Note	$1,450,000	$-
Glenn Peipert	Promissory Note	$100,751	$-
Larry and Adam Hock	Settlement agreement	$8,333	$-
TOTAL		$3,614,404	$771,000

(a)	The remaining availability under the line of credit is based on the collateral availability at September 30, 2008 compared to the outstanding loan balance.

Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of September 30, 2008

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

Recently Issued Accounting Pronouncements

Refer to footnotes 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

We evaluate our identifiable goodwill, intangible assets, and other long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Future impairment evaluations could result in impairment charges, which would result in an expense in the period of impairment and a reduction in the carrying value of these assets. The Company performed interim impairment analyses with respect to the McKnight Associates goodwill as of June 30, 2008 and with respect to the DeLeeuw Associates goodwill as of September 30, 2008. The last annual goodwill impairment analysis was performed as of December 31, 2007.

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

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 continues to be ineffective as of September 30, 2008. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No signiificant changes were made in our internal control over financial reporting during the Company’s third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 28, 2008, Milbank Roy & Co., LLC (“Milbank”) submitted a Demand for Arbitration and Statement of Claim with the American Arbitration Association. Through an agreement with Milbank, Milbank had a limited exclusive right to obtain certain bridge financing and equity financing on behalf of the Company during 2007 from certain potential investors that were identified on certain schedules. Milbank alleges that it is owed a fee of $105,000 relating to the Company’s completion of a revolving line of credit transaction with Access Capital, Inc. in March 2008. In August 2008, this case was settled requiring the Company to make a $10,000 payment to Milbank, Roy & Co., LLC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On September 2, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes are due on March 1, 2009 and are convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years.

On October 2, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. These notes are due on April 1, 2009 and are convertible into 1,000,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 1,000,000 shares of Company common stock, exercisable at a price of $0.055 per share (subject to adjustment), and are exercisable for a period of five years.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to a accredited investors as defined by Rule 501(a) under the Act.

Item 5. Other Information.

In August 2008, the Company notified the American Stock Exchange (“AMEX”) of its intent to voluntarily delist trading of its common stock, par value $0.001 per share, from AMEX. The Company’s last day of trading on AMEX was September 5, 2008. On September 8, 2008, the Company’s common stock began trading on the Over the Counter Bulletin Board under the symbol CVNS.OB.

 Item 6. Exhibits

4.1 Form of Common Stock Purchase Warrant issued to investor, dated September 2, 2008.

4.2 Form of Common Stock Purchase Warrant issued to investor, dated October 2, 2008.

10.1 10% Convertible Unsecured Note by and between the Registrant and investor represented by TAG Virgin Islands, Inc. dated as of September 2, 2008.

10.2 10% Convertible Unsecured Note by and between the Registrant and investor represented by TAG Virgin Islands, Inc. dated as of October 2, 2008.

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

Conversion Services International, Inc.

Date: November 11, 2008	By:	/s/ Scott Newman
Scott Newman President, Chief Executive Officer and Chairman