Form 10-K
period 2008-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2009-03-30
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending December 31, 2008

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

None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class
Common Stock, $.001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,113,328 as of June 30, 2008 (based on the closing price for such stock as of June 30, 2008).

As of March 25, 2009, there were 119,827,573 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

We believe that we possess the following attributes which differentiate us from our competitors:

•	role as a full life-cycle solution provider;

•	ability to provide strategic guidance and ensure that business requirements are properly supported by technology;

•	ability to provide solutions that integrate people, improve process and integrate technologies;

•	full range of service offerings relating to data warehousing, business intelligence, strategy and data quality;

•	perspective regarding the accuracy of data and our data purification process;

•	best practices methodology, process and procedures;

•	experience in architecting, recommending and implementing large and complex data warehousing and business intelligence solutions;

•	understanding of data management solutions;

•	ability to consolidate inefficient environments into robust, scalable, reliable and manageable enterprise solutions; and

•	end-to-end process review and design capabilities.

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

On September 21, 2005, our common stock began trading on the American Stock Exchange under the symbol “CVN.”  We voluntarily withdrew trading of our common stock from AMEX effective September 8, 2008, and begun trading on the Over-the-Counter Bulletin Board on that day under the symbol “CVNS.”

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

Strategic Technology Consulting

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

•
Information Management Strategy & Roadmap – Helping clients develop a roadmap to leverage and integrate enterprise information. The solution can support a business intelligence/data warehouse solution, rationalization of a complex environment, sunsetting of old applications and migration to new applications.

•
Information Management Software Selection – Evaluation, analysis and recommendation of appropriate software tools  for deploying business intelligence/data warehousing solutions. Gather business and technical requirements and measure those requirements against the capabilities of available tools in the current marketplace. Software evaluated and recommended include reporting, ad-hoc query, analytics, extract, transform and load processes (ETL), data profiling, database and data modeling.

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

Recent Financings

The Company effectuated the following financing transactions since January 1, 2008:

TAG Virgin Islands, Inc.

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

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes were due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. The maturity dates of the Notes have been extended to April 30, 2009.

On September 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. This note was due on March 1, 2009 and is convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. In March 2009, the maturity date of this Note was extended to September 1, 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. This note is due on April 1, 2009 and is convertible into 1,000,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 1,000,000 shares of Company common stock, exercisable at a price of $0.055 per share (subject to adjustment), and are exercisable for a period of five years.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

Access Capital, Inc.

The Company’s line of credit with Laurus Master Fund, Ltd. expired on December 31, 2007 and, in exchange for a $25,000 fee, the maturity date was extended until March 31, 2008.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of December 31, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases to $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. As of December 31, 2008, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. See Note 6 of the Notes to Consolidated Financial Statements for remedies available upon a default.

Clients

For 19 years, we have helped our clients develop strategies and implement technology solutions to help them leverage corporate information.

Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries and are primarily located in the northeastern United States. During the year ended December 31, 2008, two of our clients, Bank of America (20.3%) and LEC, a related party (11.9%), accounted collectively for approximately 32.2% of total revenues.  During 2007, the Company had sales to two major customers, Bank of America (17.4%) and ING (10.5%), which accounted collectively for approximately 27.9% of revenues. During 2006, the Company had sales to three major customers, Bank of America (25.2%), Comsys (9.7%), and LEC, a related party (9.7%), which accounted collectively for approximately 44.6% of revenues. We do not have long-term contracts with any of these customers. The loss of any of our largest customers could have a material adverse effect on our business. We have not had any collections problems with any of these customers to date.

Marketing

We currently market our services through our internal marketing group and our sales force comprised of 17 employees as of December 31, 2008. We also receive new business opportunities through referrals from current clients, strategic partners, independent industry analysts and industry associations. We are engaging in the following specific sales related programs and activities to expand our brand awareness and generate sales leads:

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

•
Trade Show and Conference Participation: Our participation in trade shows and conferences has helped our position within our industry. There are a number of trade shows and conferences within our target industry that provide significant exposure to prospective customers, business and trade media and industry analysts, as well as collaborative networking with technology partners. As with most trade show events, the higher the level of sponsorship, the greater exposure and benefits received, such as the location of our booth, banner and advertising space, and position on the conference agenda. In 2009 we plan to be speaking at, or attending, the following tradeshows and conferences: 2009 SAP Premier Event, Business Objects User Group, Business Objects Partner Conference, Lean Six Sigma & Process Improvement Summit.

•
Web Seminars: Participation in web seminars provides exposure to new sales prospects and affords us the opportunity to demonstrate our subject matter expertise. We plan to perform approximately ten web seminars in 2009, in addition to participating as guest presenters at partner and vendor sponsored web seminars.

•
Thought Leadership: We continually demonstrate our thought leadership by writing and promoting our white papers via our web site and through direct mail. Monthly articles by our consultants are published in the iSix Sigma financial services channel. We intend to continue all our publishing activities, including blogs, by-line articles and expert web channels where our experts respond to end-user questions.

•
Sponsorships of Vendor Marketing Activities:  We expect that joint marketing activities with leading software vendors should also stimulate new business prospect generation.  This participation also enhances the market perception of CSI as experts in individual product areas by co-sponsoring and participating in vendor marketing activities. We are invited to write white papers and articles for vendors such as Microsoft, Business Objects and SAP as well as new product launch seminars with Business Objects.

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

•
Vendor Relations: We are continually identifying key vendor relationships. With the ability to leverage our 19 year history, we intend to continue to forge and maintain relationships with technical, service and industry vendors. We have solidified and continue to develop strategic relationships with technology vendors in the data warehousing and business intelligence arena. These relationships designate our status as a systems integration and/or reseller which authorizes us to provide consulting services and to resell select vendor software. We employ certified consultants in our vendor partner technology platforms. We maintain vendor independence by consistently evaluating the respective vendors’ technologies in our lab located at our headquarters in East Hanover, New Jersey.  We regularly attend vendor partnership events, including partner summits and user group meetings, in support of our partnership programs. We currently maintain relationships with the following:

Business Solutions Vendor:

SAP	We are now an SAP partner that will focus on SAP Business Warehouse, Business Planning and Consolidation, and other Business Modules within SAP.

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

Competition

To our knowledge, there are no publicly-traded competitors that focus solely on data warehousing and business intelligence and business process optimization consulting and strategy. However, we have several competitors in the general marketplace, including data warehouse and business intelligence practices within large international, national and regional consulting and implementation firms, as well as smaller boutique technology firms. Many of our competitors are large companies that have substantially greater market presence, longer operating histories, more significant client bases, and financial, technical, facilities, marketing, capital and other resources than we have. We believe that we compete with these firms on the basis of the quality of our services, industry reputation and price. We believe our competitors include firms such as:

•	Accenture

•	Cap Gemini Ernst & Young

•	IBM Global Services

•	Fujitsu

•	Bearing Point

•	Answerthink

•	Hitachi Consulting

•	Hewlett Packard

Employees

As of December 31, 2008, we had 48 outside consultants, 59 consultants on the payroll and 31 non-consultant employees. Outside consultants are not our employees, and as such, do not receive benefits or have taxes withheld.   These consultants are members or employees of separate corporations, they are responsible for providing us with a current certificate of insurance and they are responsible for filing and payment of their own taxes.  Consultants on the payroll may be either full time or hourly employees. Such consultants are billable to clients, and they have taxes withheld similar to other employees.

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

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report. Listed below and discussed elsewhere in this Annual Report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this Annual Report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing partnerships;

•	our ability to retain members of our management team and our employees;

•	our ability to retain existing clients or attract new clients;

•	our ability to adapt to the rapid technological change constantly occurring in the areas in which we provide services;

•	our ability to offer pricing for services which is acceptable to clients;

•	our ability to pay our debts;

•	the competition that may arise in the future; and

•	identifying suitable acquisition candidates and integrating new acquisitions.

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

During the year ended December 31, 2008, services provided to two of our clients, Bank of America (20.3%) and LEC, a related party, (11.9%) accounted for an aggregate of approximately (32.2%) of total revenues. During the year ended December 31, 2007, services provided to two of our clients, Bank of America (17.4%) and ING (10.5%) accounted for an aggregate of approximately 27.9% of total revenues. Further, the majority of our current assets consist of accounts receivable, and as of December 31, 2008, receivables relating to Bank of America and LEC accounted for 18.9% and 7.6% of our accounts receivable balance, respectively. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

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

The Company has received a qualified audit opinion on its ability to continue as a going concern.

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended December 31, 2008 contains a qualification regarding our ability to continue as a going concern. This qualification indicates that the Company’s recent losses, negative cash flows for operations, its net working capital deficiency and its ability to pay its outstanding debt as they become due raises substantial doubt on the part of our independent registered public accounting firm that we can continue as a going concern. Such a qualified opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

Our disclosure controls and procedures and internal controls over financial reporting have been materially deficient.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our disclosure controls and procedures and  internal control over financial reporting is not effective as of December 31, 2008.

We did not maintain effective financial reporting processes due to lack of segregation of duties and deficiencies in general controls over information security and user access.

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

At present, the Company’s ability to rectify the internal control weaknesses relating to the segregation of duties and the general controls over information technology security and user access is limited due to budgetary constraints. If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is reviewing possible improvements to internal controls, and compensating controls, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.

We cannot provide assurances as to the result of these efforts. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

During the years ended December 31, 2007 and 2008, we sustained operating losses and cannot be sure that we will operate profitably in the future. During the fiscal year ended December 31, 2008, we reported a net loss in the approximate amount of $10.5 million. During the year ended December 31, 2007, we recorded a net loss in the approximate amount of $10.2 million. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses since our merger with LCS Group, Inc. We will continue to generate losses from the ongoing business prior to returning to profitability.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

Our total debt as of December 31, 2008 was approximately $7.5 million. The degree to which we are leveraged could have important consequences to us, including the following:

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

In addition, certain terms of such loans require the prior consent of Access Capital Inc. on many corporate actions including, but not limited to, mergers and acquisitions—which is part of our ongoing business strategy.

Our failure to maintain adequate working capital triggered an event of default under our line of credit with Access Capital.

As of April 2008, we failed to maintain $400,000 of working capital that is required by the Loan and Security Agreement with Access Capital, which constitutes an event of default.  In connection with the default, the Company and Access entered into a Limited Waiver Agreement whereby Access Capital waived the default, on the condition that (i) all debts owed to Access Capital bear an interest rate of 18% per annum from May 1, 2008 until such time as we maintain working capital of at least $400,000 and (ii) that we pay to Access a waiver fee in the amount of $5,000.  Although Access Capital waived certain rights and remedies in connection with this event of default, Access Capital may not waive these rights in the future. As of December 31, 2008, the Company remained in default with respect to the Access Capital Loan and Security Agreement.

The promissory note and related agreements delivered to Access Capital in connection with the line of credit contain several events of default which include:

•	failure to pay interest, principal payments or other fees when due;

•	failure to maintain a minimum of $400,000 of working capital;

•	failure to pay taxes when due unless such taxes are being contested in good faith;

•	breach by us of any material covenant or term or condition of the notes or any agreements made in connection therewith;

•	default on any indebtedness to which we or our subsidiaries are a party which has a material adverse effect;

•	breach by us of any material representation or warranty made in the notes or in any agreements made in connection therewith;

•	attachment is made or levy upon collateral securing the Access Capital debt which is valued at more than $25,000 and is not timely mitigated;

•	any lien created under the notes and agreements is not valid and perfected having a first priority interest;

•	assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

•	bankruptcy or insolvency proceeding instituted by or against us and not dismissed within 45 days;

•	the inability to pay debts as they become due or cease business operations;

•	sale, assignment, transfer or conveyance of any assets except as permitted;

•	a person or group becomes a beneficial owner of 20% on a fully diluted basis of the outstanding voting equity interest or the present directors cease to be the majority on the Board of Directors;

•	indictment or threatened criminal indictment, or commencement of threatened commencement of any criminal or civil proceeding against us or any executive officer; and

•
take any action which would be prohibited under the provisions of any subordination agreement or make any payment on subordinated debt that any person was not entitled to receive under the provisions of the applicable subordination agreement.

If we default on the note again and Access Capital demands all amounts due and payable, the cash required to pay such amounts would most likely come out of working capital, which may not be sufficient to repay the amounts due. The default payment shall be the outstanding principal amount of the note, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable thereunder. In addition, since we rely on our working capital for our day to day operations, such a default on the note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. Further, our obligations under the notes are secured by substantially all of our assets. Failure to fulfill our obligations under the notes and related agreements could lead to loss of these assets, which would be detrimental to our operations.

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

Our business could be adversely affected if we fail to adapt to emerging and evolving markets and economic conditions.

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

Any rapid growth that we may experience would most likely place a significant strain on our managerial and operational resources. If we acquire other companies, we will be required to manage multiple relationships with various clients, strategic partners and other third parties. Further growth (organic or by acquisition) or an increase in the number of strategic relationships may increase this strain on existing managerial and operational resources, inhibiting our ability to achieve the rapid execution necessary to implement our growth strategy without incurring additional corporate expenses.

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

There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel, particularly in the emerging area of data warehousing, could adversely affect our business. We also depend upon the performance of our executive officers and key employees in particular, Messrs. Scott Newman and Glenn Peipert. Although we have entered into employment agreements with Messrs. Newman and Peipert, the loss of either of these individuals could have a material adverse effect upon us. Both Mr. Newman and Mr. Peipert’s employment agreements terminated as of the close of business on March 25, 2009. As of the date of this filing, while negotiations are ongoing, the Company has not executed new employment agreements with either Mr. Newman or Mr. Peipert. In addition, we have not obtained "key man" life insurance on the lives of Messrs. Newman and Peipert.

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

Our management group and one major shareholder own, or control, a significant number of the outstanding shares of our common stock and will continue to have significant ownership of our voting securities for the foreseeable future.

As of December 31, 2008, Scott Newman and Glenn Peipert, our executive officers and two of our directors, beneficially own approximately 16.6% and 8.8%, respectively, of our outstanding common stock. In addition, our largest stockholder, TAG Virgin Islands, hold approximately 75.2% of our common stock. Such percentages include options, warrants and convertible securities that are exercisable into common stock within sixty (60) days. This concentration of ownership of our common stock may:

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

Risks Relating To Acquisitions

We face intense competition for acquisition candidates, and we have limited cash available for such acquisitions.

There is a high degree of competition among companies seeking to acquire interests in information technology service companies such as those we may target for acquisition. We plan to continue to be an active participant in the business of seeking business relationships with, and acquisitions of interests in, such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately-held information technology service companies generally place greater emphasis than obtaining the management skills and networking services that we can provide. Even if we are able to compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted acquisitions. If we cannot acquire interests in attractive companies on reasonable terms, our strategy to build our business through acquisitions may be inhibited.

We will encounter difficulties in identifying suitable acquisition candidates and integrating new acquisitions.

A key element of our strategy is to grow through acquisitions. If we identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in our ongoing business, distract management, require other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to retain key employees of the acquired companies or maintain good relations with their clients or suppliers. We may be required to incur additional debt and to issue equity securities, which may be dilutive to existing stockholders, to effect and/or fund acquisitions.

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

Risks Relating To Our Common Stock

Penny stock regulations may impose certain restrictions on marketability of our common stock.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.

Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock  in the secondary market and the price at which such purchasers can sell any such securities.

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We do not intend to pay dividends on shares of our common stock in the foreseeable future.

We have never paid cash dividends on our common stock. Our current Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. In addition, our Loan and Security Agreement with Access Capital requires that we obtain their consent prior to paying any dividends on our common stock.

The limited prior public market and trading market may cause possible volatility in our stock price.

There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will be maintained. In addition, the overall market for securities has experienced extreme price and volume downturns that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

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

We are authorized to issue 300,000,000 shares of our common stock.  As of March 25, 2009, there were 119,827,573 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of March 25, 2009, we had 6,666,667 shares of common stock underlying convertible notes.  As of March 25, 2009, we had outstanding stock options and warrants to purchase approximately 79,469,283 shares of our common stock, the exercise prices of which range between $0.001 and $5.25 per share, and we will have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  Of the reserved shares, a total of 10,000,000 shares are currently reserved for issuance in connection with our 2003 Incentive Plan.  To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution.  In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. To date, we have issued 19,000 shares of Series A Convertible Preferred Stock to TAG Virgin Islands, Inc. (convertible into 3,800,000 shares of common stock) and 20,000 shares of Series B Convertible Preferred Stock (convertible into up to 4,000,000 shares of common stock based upon the lowest contractual conversion price) to an individual investor. While we presently have no plans to issue any more additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2010. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined. DeLeeuw Associates, Inc. has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244. DeLeeuw Associates leases this space which has a stated expiration date of December 31, 2010.  Effective December 31, 2008, Deleeuw Associates merged with and into CSI Sub Corp. (DE), a wholly owned subsidiary of the Company.  The business owned by Deleeuw Associates is currently operated by CSI Sub Corp (DE).

ITEM 3. LEGAL PROCEEDINGS

In March 2007, CSI commenced an action in the Superior Court of New Jersey, Morris County Chancery Division, for breach of contract, unfair competition, misappropriation of trade secrets and related claims against two former CSI employees and their start-up business.  In the spring of 2007, the court granted CSI’s request for a temporary restraining order based upon violation of a restrictive covenant. This lawsuit was settled amicably between the parties in January 2009.

On April 28, 2008, Milbank Roy & Co., LLC (“Milbank”) submitted a Demand for Arbitration and Statement of Claim with the American Arbitration Association. Through an agreement with Milbank, Milbank had a limited exclusive right to obtain certain bridge financing and equity financing on behalf of the Company during 2007 from certain potential investors that were identified on certain schedules. Milbank alleged that it was owed a fee of $105,000 relating to the Company’s completion of a revolving line of credit transaction with Access Capital, Inc. in March 2008. In August 2008, this case was settled requiring the Company to make a $10,000 payment to Milbank, Roy & Co., LLC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The following chart sets forth the closing high and low sales prices of our common stock for each quarter from January 1, 2007 through December 31, 2008. Because we voluntarily delisted from AMEX on September 8, 2008, all information after that date reflect high and low bid prices on the OTCBB.

	High	Low
2008 by Quarter
January 1 - March 31	$0.22	0.08
April 1 - June 30	$0.15	0.07
July 1 - September 30	$0.12	0.02
October 1 - December 31	$0.07	0.01

2007 by Quarter
January 1 - March 31	$0.40	$0.20
April 1 - June 30	$0.40	$0.21
July 1 - September 30	$0.29	$0.18
October 1 - December 31	$0.23	$0.12

On March 24, 2009, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.02.

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

(b) Record Holders. As of March 24, 2009, there were 509 registered holders of our common stock. As of March 25, 2009, there were 119,827,573 shares of common stock issued and outstanding.

(c) Dividends. We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the Loan and Security Agreement with Access Capital requires that we obtain their consent prior to paying any dividends.

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

The Company’s core strategy includes capitalizing on the already established in-house business intelligence/data warehousing (“BI/DW”) technical expertise and its strategic consulting division. It is anticipated that this will result in organic growth through the addition of new customers. In addition, this foundation could be leveraged as the Company may pursue targeted strategic acquisitions.

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

In addition to the conditions described above for growing the Company’s current business, the Company may continue to grow through acquisitions.  One of the Company’s objectives is to make acquisitions of companies offering services complementary to the Company’s lines of business. This is expected to accelerate the Company’s business plan at lower costs than it would generate internally and also improve its competitive positioning and expand the Company’s offerings in a larger geographic area. The service industry is very fragmented, with a handful of large international firms having data warehousing and/or business intelligence divisions, and hundreds of regional boutiques throughout the United States.  These smaller firms do not have the financial wherewithal to scale their businesses or compete with the larger players.

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Years Ended December 31, 2008 and 2007

The Company’s revenues are primarily comprised of billing to clients for consulting hours worked on client projects. Revenues of $19.7 million for the year ended December 31, 2008 decreased by $1.8 million, or 8.0%, compared to revenues of $21.5 million for the year ended December 31, 2007.

Revenues for the Company are categorized by strategic consulting, business intelligence and data warehousing, data management, reimbursable expenses and other. The chart below reflects revenue by line of business for the years ended December 31, 2008 and 2007.

	For the year ended December 31,
	2008		2007
	$	% of total revenues	$ (1)	% of total revenues

Strategic consulting	$5,332,784	27.0%	$8,650,869	40.3%
Business intelligence and data warehousing	11,076,398	56.1%	9,718,328	45.3%
Data management	2,340,657	11.9%	1,881,803	8.8%
Reimbursable expenses	719,956	3.6%	946,880	4.4%
Other	273,791	1.4%	268,457	1.2%
	$19,743,586	100.0%	$21,466,337	100.0%

 (1) Certain amounts have been reclassified to conform to the current year presentation.

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

Strategic consulting revenues of $5.3 million, or 27.0% of total revenues, for the year ended December 31, 2008, decreased by $3.4 million, or 13.3% points of total revenue, as compared to revenues of $8.7 million, or 40.3% of total revenues, for the comparable prior year period. The $3.4 million decrease is primarily due to a $2.1 million decline in revenues from ING due to the completion of the project at the end of 2007 and a $1.7 million reduction in revenues derived from our Integrated Strategies division due to a continuing decline in consultant headcount resulting from the completion of projects by the consultants in the division. Partially offsetting this decline were $0.4 million of revenues derived from a new process re-engineering project and increased Bank of America revenue during the current year.

Strategic consulting revenues have been heavily concentrated in the financial services sector, with the major customer being Bank of America. Given the deepening recession and the downturn in the financial services sector during the fourth quarter of 2008, strategic consulting revenues have been negatively affected and, may continue to be negatively affected in the event this situation continues.

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

Business intelligence and data warehousing (“BI/DW”) revenues of $11.1 million, or 56.1% of total revenues, for the year ended December 31, 2008, increased by $1.4 million, or 10.8% points of total revenues, as compared to BI/DW revenues of $9.7 million, or 45.3% of total revenues, for the comparable prior year period. The increase in BI/DW revenues for the year ended December 31, 2008 is primarily due to new 2008 projects which provided approximately $4.2 million of current year revenue, partially offset by $2.5 million of 2007 projects which were completed in the prior year. Overall, the Company experienced a 9.4% increase in billable hours and a 6.6% increase in utilization in this line of business during 2008 as compared to the prior year, while average headcount remained unchanged. The remaining $0.3 million reduction in revenues relates to a reduction in the volume of business transacted with ongoing clients in 2008 as compared to 2007.

Data Management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, Leading Edge Communications (“LEC”).

Data management revenues of $2.3 million, or 11.9% of total revenues, for the year ended December 31, 2008, increased by $0.4 million, or 3.1% points, as compared to data management revenues of $1.9 million, or 8.8% of total revenues, for the comparable prior year period. This increase in current year revenue is primarily due to $0.9 million of revenues related to a new client obtained in 2008, partially offset by a $0.5 million reduction related to current clients as compared to the prior year. Average headcount for consultants required by LEC increased by 23.1% and average bill rates increased 30.1% in 2008 as compared to 2007.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $14.8 million or 75.2% of total revenues for the year ended December 31, 2008, decreased by $1.5 million, and also decreased as a percent of total revenue by 0.7% points as compared to cost of revenue of $16.3 million, or 75.7% of total revenues, for the comparable prior year period.

Services

Cost of services was $11.8 million, or 72.1% of services revenue, for the year ended December 31, 2008, which decreased by $1.7 million, or 1.2% points, as compared to cost of services of $13.5 million, or 73.3% of services revenue, for the year ended December 31, 2007. This decline in cost of services is primarily due to a 10.7% reduction in services revenue as compared to the prior year. The average number of consultants on billing declined 15.7% in the current year as compared to the prior year. The Company’s average billable consultant headcount in this services category was 86 and 102 for the years ended December 31, 2008 and 2007, respectively.

Related Party Services

Cost of related party services was $2.2 million, or 91.9% of related party services revenue, for the year ended December 31, 2008, representing an increase of $0.5 million, but decreased by 1.1% points of related party services revenue, as compared to $1.7 million, or 93.0%, of related party services revenue for the year ended December 31, 2007. Cost of related party services increased by $0.5 million in the current year primarily due to $0.8 million of costs associated with servicing a new client in 2008 that generated $0.9 million of revenue for the Company. This increase was partially offset by a reduction of approximately $0.3 million of costs relating to ongoing customers that had a decline in current year business. Overall, the average number of billable consultants utilized by LEC was 16 and 13 for the periods ended December 31, 2008 and 2007, respectively, representing a 23.1% average increase in consultants billable to LEC as compared to the prior year period.

Gross profit

Gross profit of $4.9 million or 24.8% of total revenue for the year ended December 31, 2008, decreased by $0.3 million, but increased as a percentage of revenue by 0.5% points as compared to gross profit of $5.2 million or 24.3% of total revenues for the comparable prior year period.

Services

Gross profit from services was $4.6 million, or 27.9% of services revenue, for the year ended December 31, 2008, decreased by $0.3 million, but increased as a percentage of services revenue by 1.2% points, as compared to $4.9 million, or 26.7% of services revenue, for the year ended December 31, 2007. These gross profit changes as compared to the prior year have been outlined in the revenue and cost of revenue analysis.

Related Party Services

Gross profit from related party services was $0.2 million, or 8.1% of related party services revenue, for the year ended December 31, 2008, increased by $0.1 million, or 1.1% points, as compared to gross profit from related party services of $0.1 million, or 7.0% of related party services revenue, for the year ended December 31, 2007. These gross profit changes as compared to the prior year have been outlined in the revenue and cost of revenue analysis.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses of $3.3 million, or 16.5% of revenue for the year ended December 31, 2008, increased by $0.1 million, or 1.4% points of total revenue, as compared to $3.2 million, or 15.1% of total revenue, for the year ended December 31, 2007. The $0.1 million increase in selling and marketing expense is primarily due to a $0.1 million increase in stock compensation charges, and various immaterial offsetting expense increases and reductions in multiple expense categories.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs of $3.6 million or 18.2% of revenue for the year ended December 31, 2008, decreased by $0.6 million or 1.2% points of total revenues as compared to $4.2 million, or 19.4% of total revenues for the year ended December 31, 2007. The $0.6 million decrease in general and administrative expense is primarily due to a $0.5 million reduction in payroll expense due to a three person reduction in headcount and salary reductions taken by two corporate officers during the current period, a $0.2 million reduction in business licenses and taxes and a $0.2 million reduction in investor relations, stock exchange listing fees, SEC filing expenses, and rent expense. These expense reductions were partially offset by a $0.2 million increase in bad debt expense and a $0.1 million increase in legal and bank fees.

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

The Company has recorded a lease impairment resulting from this sublease in the amount of $210,765 during the year ended December 31, 2007. This impairment charge reflects the unreimbursed costs relating to the subleased space which will be incurred by the Company during the remaining term of the lease. These costs include the differential between the Company’s rental rate for the subleased space and the amount being paid by the sub lessee, and unreimbursed common area fees and real estate taxes. There was no lease impairment recorded during the year ended December 31, 2008.

Goodwill and intangibles impairment

During the year ended December 31, 2008, the Company learned that the remaining Integrated Strategies (“ISI”) consultants were to be ending their projects. Additionally, the strategic consulting revenues related to the DeLeeuw Associates business declined dramatically in 2008 due to the completion of the ING project in December 2007, fewer new projects in 2008, and a reduced forecast due to the general economic decline in the financial services sector. The Scosys business was restructured during 2008 in an effort to reduce Company expenses. William McKnight’s employment with the Company was terminated during 2008. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a result of the above, the remaining $0.1 million of ISI goodwill was determined to be impaired, the entire $0.4 million of Scosys goodwill was determined to be impaired, the $1.4 million of McKnight goodwill was determined to be impaired, and the $5.0 million of DeLeeuw Associates goodwill and intangible assets was determined to be impaired during 2008. In total, $6.9 million of goodwill and intangible assets were impaired during 2008 and therefore written off.

During the year ended December 31, 2007, the Company learned that several Integrated Strategies (“ISI”) consultants were to be ending their projects. Additionally, the continued margin pressure exerted by the vendor management organization structure utilized by ISI’s largest customer continues to unfavorably impact the economics of this division. Due to the change in this business, the Company recorded a goodwill impairment of $0.7 million during the year ended December 31, 2007.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment, which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements was taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.3 million for the year ended December 31, 2008, decreasing by $0.3 million as compared to $0.6 million for the year ended December 31, 2007. The $0.3 million decrease in depreciation and amortization expense for the year ended December 31, 2008 is primarily due to the customer relationship intangible asset becoming fully amortized in January 2008 and both the approved vendor status intangible asset and the acquired contract intangible becoming fully amortized during 2007 and, therefore, requiring no amortization expense in 2008.

Other income (expense)

The Company reported a gain on financial instruments of $19,329 during 2007 as compared to zero in 2008. All contracts that required the Company to account for the financial instruments were extinguished in March 2007.

The loss on extinguishment of debt of ($0.7 million) in 2008 related to accounting for the conversion of notes payable to TAG Virgin Islands investors into Company common stock. A loss on extinguishment of debt of ($2.5 million) in 2007 related to accounting for the extinguishments of notes payable to Laurus, Sands, TAG Virgin Islands investors and Adam and Larry Hock.

Interest expense, net of $1.1 million for the year ended December 31, 2008 decreased by $2.9 million, or 72.5%, from interest expense, net of $4.0 million for the year ended December 31, 2007. The $2.9 million decrease in interest expense is primarily due to a reduction of $2.4 million of 2007 charges related to the relative fair value of warrants issued, a reduction of $0.3 million of interest on notes payable due to the conversion of notes payable to common stock, a reduction of $0.1 million related to 2007 charges for beneficial conversion features included in convertible notes payable, a $0.1 million reduction in amortization of debt discounts, and a reduction of $0.1 million of 2007 interest paid to Sands Brothers due to the payoff of the notes. These interest expense reductions were partially offset by $0.1 million of increased interest expense related to the Access Capital line of credit as compared to the Laurus line of credit outstanding in the prior year.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $15.9 million and $14.7 million during the years ended December 31, 2008 and 2007, respectively. This allowance was recorded because, based on the weight of available information, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

At December 31, 2008, the Company had net operating loss carryfowards for Federal and State income tax purposes of approximately $13.2 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007 and 2008, which may place limitations on the current net loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses for the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $71.7 million at December 31, 2008. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of December 31, 2008, the Company had a cash balance of approximately $0.3 million, compared to $1.5 million at December 31, 2007, and a working capital deficiency of $1.3 million. The Company’s cash balance is primarily derived from customer remittances and bank borrowings and is used for general working capital needs.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. Additionally, the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000. Refer to footnotes 7 and 11 of the Notes to Consolidated Financial Statements for further discussion on the issuance of the 10% Convertible Unsecured Notes and the Common Stock.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of December 31, 2008, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 6 of the Notes to Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at December 31, 2008, matures on June 6, 2009. As of December 31, 2008, the Company does not have the ability to repay this note upon maturity. Refer to footnote 7 of the Notes to Consolidated Financial Statements for further discussion on the Short Term Note Payable.

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

The Company’s working capital deficit of ($1.3 million) as of December 31, 2008 decreased by $2.8 million as compared to working capital of $1.5 million as of December 31, 2007. The Company’s working capital position has eroded during the current year primarily due to a $1.4 million increase in short term notes payable of which $1.0 million relates to a liability that was classified as long term in the prior period but is currently short term and $0.4 million relates to short term notes issued in 2008. Additionally, the liability under the Company’s line of credit increased by $0.3 million, deferred revenue increased by $0.1 million and accounts payable and accrued liabilities increased by $0.1 million. The Company’s cash balance declined by $1.2 million during the period as a result of the losses incurred by the Company. Partially offsetting these declines in working capital was a $0.3 million increase in accounts receivable resulting primarily from increased fourth quarter 2008 revenues.

Cash used in operating activities during the year ended December 31, 2008 was $1.9 million, a reduction of $0.1 million from the cash used in operating activities of $2.0 million for the year ended December 31, 2007. Cash used in operating activities during the year ended December 31, 2008 primarily relates to a $1.8 million “cash-based” loss from operating activities, as determined by adding the non-cash charges incurred of $8.7 million to the reported loss from continuing operations of $10.5 million for the year ended December 31, 2008 and a $0.4 million increase in accounts receivable due primarily to increased revenues in the fourth quarter of 2008, partially offset by a $0.1 million decrease in prepaid expenses, a $0.1 million increase in accounts payable and accrued expenses during the year and a $0.1 million increase in deferred revenues as compared to the prior year.

Cash used in investing activities during 2008 of $32,194 relates to the purchase of computer equipment for the Company’s employees. Cash provided by investing activities of $31,757 during 2007 relates to a $50,000 payment received from the sale of the Company’s equity investment in DeLeeuw International during 2007, partially offset by $18,243 of costs to purchase computer equipment.

Cash provided by financing activities was $0.8 million during the year ended December 31, 2008. During 2008, $0.2 million was raised from the sale of Company common stock and $0.45 million from the issuance of short term notes payable. Additionally, borrowings outstanding on the Company’s line of credit increased by $0.3 million during the period. These increases were partially offset by $0.1 million of payments made for financing costs, principal payments on capital lease obligations and principal payments on related party notes.

The Company has experienced continued losses that exceeded expectations from 2004 through 2008. To that extent, the Company has continued to experience negative cash flow which has perpetuated the Company’s liquidity issues. To address the liquidity issue, the Company entered into various debt and equity instruments between August 2004 and December 2008 and, as of December 31, 2008 had approximately $5.5 million of liabilities outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006.

Financing transactions effectuated in 2008, and through March 30, 2009, are as follows:

Taurus Advisory Group / TAG Virgin Islands, Inc.

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

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes are due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. The maturity dates of the Notes have been extended to April 30, 2009.

On September 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. This note is due on March 1, 2009 and is convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. In March 2009, the maturity date of this Note was extended to September 1, 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. This note is due on April 1, 2009 and is convertible into 1,000,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 1,000,000 shares of Company common stock, exercisable at a price of $0.055 per share (subject to adjustment), and are exercisable for a period of five years.

Laurus and Access Capital, Inc.

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

On March 31, 2008, the Company executed a replacement revolving line of credit agreement with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of December 31, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases to $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. As of December 31, 2008 and as of March 30, 2009, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital.

As of December 31, 2008, approximately $2.35 million was outstanding under the revolving line of credit. The interest rate on the revolving line was 18.0% as of December 31, 2008 and March 30, 2009.

In July 2005, in conjunction with the acquisition of ISI, the Company issued a short term note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principle stockholders of ISI. This note bears interest at 5% per annum and matured on October 28, 2006. Repayment of this note had been disputed and the dispute between the Company and the Hocks was settled in November 2007. The settlement required payments totaling $115,000 to be made to the Hock’s beginning with an initial payment of $15,000 and then twelve equal monthly installments in the amount of $8,333, ending in November 2008. This obligation was repaid in full in November 2008.

There are currently no material commitments for capital expenditures.

As of December 31, 2008 and 2007, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.3 million, respectively. There are no known collections problems with LEC.

For the years ended December 31, 2008 and 2007, we invoiced LEC $2.3 million and $1.9 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of LEC’s billing is derived from Fortune 100 clients.  The collection process is slow, as these clients require separate approval on their own internal systems, which extends the payment cycle.

As of December 31, 2008, Mr. Peipert’s outstanding loan balance to the Company was approximately $0.1 million. The unsecured loan by Mr. Peipert accrues interest at a simple rate of 8% per annum, and the loan matured on April 30, 2007.

The following is a summary of the debt instruments outstanding as of March 27, 2009:

Lender	Type of facility	Outstanding as of March 27, 2009 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$2,880,300	$0

Taurus Advisory Group, LLC investors	Short term debt	$1,500,000	$0

Taurus Advisory Group, LLC investors	Series A and B Convertible Preferred Stock	$3,900,000	$0

Glenn Peipert	Related party note payable	$104,000	$0

TOTAL		$8,384,300	$0

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

Recent Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141(R), “Business Combinations”. FASB 141(R) was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to a transaction or other event that meets the definition of a business combination. It does not apply to the formation of a joint venture, the acquisition of an asset or a group of assets that do not constitute a business, a combination between entities or businesses under common control, or a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. It also resolves issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates”.  EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment consideration involving equity method investments. This Issue applies to all investments accounted for under the equity method and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall only be applied prospectively. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for defensive intangible assets subsequent to initial measurement. This Issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary”. EITF 08-8 applies to freestanding financial instruments (and embedded features) for which the payoff to the counterparty is based, in whole or in part, on the stock of a consolidated subsidiary. This Issue applies to those instruments (and embedded features) in the consolidated financial statements of the parent, whether the instrument was entered into by the parent or the subsidiary. Written options that do not qualify for equity classification should be reported at fair value and subsequently marked to fair value through earnings. This Issue is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The consensus shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The fair value of an outstanding instrument that was previously classified as an asset or liability shall become its net carrying amount at that date (that is, the current fair value). The net carrying amount shall be reclassified to noncontrolling interest. Gains or losses recorded during the period that the instrument was classified as an asset or liability shall not be reversed. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, ”Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. This FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages 62  through 95 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.
.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of controls and procedures.

As of the end of the period covered by this Annual Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting continues to be ineffective.

Manaagement’s Report on Internal Controls Over Financial Reporting..

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2008.

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

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became a director or executive officer. Our Board of Directors elects our executive officers annually. Each year the stockholders elect the members of our Board of Directors.

Our directors and executive officers are as follows:

Name	Year First Elected as Director or Officer	Age	Positions Held
Scott Newman	2004	49	President, Chief Executive Officer and Chairman
Glenn Peipert	2004	48	Executive Vice President, Chief Operating Officer and Director
William Hendry	2006	48	Vice President, Chief Financial Officer, Secretary and Treasurer
Bryan Carey	2007	51	Senior Vice President - Strategic Consulting and Managing Director, DeLeeuw Associates, Inc.
Lawrence K. Reisman*	2004	47	Director
Frederick Lester**	2006	51	Director
Thomas Pear***	2006	56	Director

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

GLENN PEIPERT has been our Executive Vice President, Chief Operating Officer and Director since January 2004. Mr. Peipert held the same positions with the former Conversion Services International, Inc. since its inception in 1990. Mr. Peipert has over two decades of experience consulting to major organizations about leveraging technology to enable strategic change. He has advised clients representing a broad cross-section of rapid growth industries worldwide. Mr. Peipert has hands on experience with the leading data warehousing products. His skills include architecture design, development and project management. He routinely participates in architecture reviews and recommendations for our Global 2000 clients. Mr. Peipert has managed major technology initiatives at Chase, Tiffany, Morgan Stanley, Cytec and the United States Tennis Association. He speaks nationally on applying data warehousing technologies to enhance business effectiveness and has authored multiple white papers regarding business intelligence. Mr. Peipert is a member of the Institute of Management Consultants, and has belonged to TEC International, a leadership organization whose mission is to increase the effectiveness and enhance the lives of chief executives and those they influence. Mr. Peipert received his B.S. from Brooklyn College in 1982.

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

FREDERICK LESTER has been a Director of our company since August 2006, is Chairman of the Board's Nominating and Corporate Governance Committee, and a member of the Audit Committee and the Compensation and Stock Option Committee. Presently he is a Technology Manager with Hewlett Packard Corporation in the business intelligence solutions division.  From 2006-2008, Mr. Lester was the Regional Consulting Partner, Banking & Capital Markets, Teradata Corporation. From 2005-2006, Mr. Lester was a National Consulting Director at Cognos Corporation, and from 1999-2005, he was the Managing Director at Competitive Advantage, Inc. Prior to this, Mr. Lester served as Consulting Director for KPMG and Managing Partner at Teradata. Mr. Lester's undergraduate studies at Columbia University focused on nuclear physics and mathematics.

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

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics which is applicable to all of our directors, officers, employees, agents and representatives, including our principal executive officer and principal financial officer, principal accounting officer or controller, or other persons performing similar functions. We have made available on our website copies of our Code of Conduct and Ethics and charters for the committees of our Board and other information that may be of interest to investors.

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

Audit Committee

The Audit Committee was formed in April 2005. The Audit Committee met 4 times in fiscal year 2008. Each member of the Audit Committee was present, either in person or telephonically at each meeting. The Audit Committee is responsible for matters relating to financial reporting, internal controls, risk management and compliance. These responsibilities include appointing, overseeing, evaluating and approving the fees of our independent auditors, reviewing financial information which is included in our Annual Report on Form 10-K, discussions with management and the independent auditors regarding the results of the annual audit and our quarterly financial statements, reviewing with management our system of internal controls and financial reporting process and monitoring our compliance program and system.

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

Compensation and Stock Option Committee

The Compensation Committee and the Stock Option Committee merged in March 2007, met 1 time in fiscal year 2008 and each member of the Compensation and Stock Option Committee was present, either in person or telephonically, at the meeting. The Compensation and Stock Option Committee is responsible for matters relating to the development, attraction and retention of the Company’s management and for matters relating to the Company’s compensation and benefit programs. As part of its responsibilities, this committee evaluates the performance and determines the compensation of the Company’s Chief Executive Officer and approves the compensation of our senior officers, as well as to fix and determine awards to employees of stock options, restricted stock and other types of stock-based awards.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for providing oversight on a broad range of issues regarding our corporate governance practices and policies and the composition and operation of the Board of Directors. These responsibilities include reviewing potential candidates for membership on the Board and recommending to the Board nominees for election as directors of the Company. The Nominating and Corporate Governance Committee was formed in May 2005 and did not meet during fiscal 2008. A complete description of the Nominating and Corporate Governance Committee’s responsibilities is set forth in the Nominating and Corporate Governance written charter. A copy of the charter is available to stockholders on the Company’s website. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules and regulations of the SEC. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. There are no minimum qualifications for consideration for nomination to be a director of the Company. The nominating committee will assess all director nominees using the same criteria. Nominations made by stockholders must be made by written notice received by the Secretary of the Company within 30 days of the date on which notice of a meeting for the election of directors is first given to stockholders. The Nominating and Corporate Governance Committee and the Board of Directors carefully consider nominees regardless of whether they are nominated by stockholders, the Nominating and Corporate Governance Committee or existing Board members.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2008, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(s)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)		($)		($)

Scott Newman	2008	375,000						46,765	(1)	421,765
President, Chief Executive	2007	440,489	—	—	—	—	—	50,427	(1)	490,916
Officer and Chairman

Glenn Peipert	2008	315,000						37,544	(1)	352,544
Executive Vice President, Chief	2007	338,983	—	—	—	—	—	40,987	(1)	379,970
Operating Officer and Director

Bryan Carey Senior Vice	2008	271,072						14,762	(2)	285,834
President, Managing Director DeLeeuw Associates	2007	313,476	—	—	62,500	—	—	16,612	(2)	392,588

(1)	Amounts shown reflect payments related to medical, dental and life insurance, car payments, 401(k) contributions and country club dues paid by the Company.

(2)	Amounts shown reflect payments related to medical, dental and life insurance, car payments and 401(k) contributions by the Company.

The following table shows outstanding equity awards at December 31, 2008:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott Newman	—	—	—	—	—	—	—	—	—
Glenn Peipert	250,000	—	—	0.83	11/16/2010	—	—	—	—
Bryan Carey	33,333	—	—	3.00	5/28/2014	—	—	—	—
	125,000	—	—	0.83	11/16/2015	—	—	—	—
	100,000	50,000	—	0.25	10/10/2016	—	—	—	—
	83,333	166,667	—	0.30	5/10/2017	—	—	—	—

The following table shows the details of compensation paid to outside directors of the Company during 2008:

Director Compensation for 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Frederick Lester	2,750	10,000					12,750
Thomas Pear	2,720	10,000					12,720
Lawrence K. Reisman	3,000	10,000					13,000

Narrative Disclosure to Summary Compensation

Scott Newman, our President and Chief Executive Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Newman of $500,000 and an annual bonus to be awarded by the Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. Effective August 6, 2007, the Company and Scott Newman executed an amendment to Mr. Newman’s employment agreement which reduces Mr. Newman’s annual salary to $375,000 per year. All other provisions in the employment remain in full force and effect. Mr. Newman’s employment agreement terminated as of the close of business on March 25, 2009. As of the date of this filing, while negotiations are ongoing, the Company and Mr. Newman have not executed a new employment agreement.

Glenn Peipert, Executive Vice President and Chief Operating Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $375,000 and an annual bonus to be awarded by the Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. Effective August 6, 2007, the Company and Glenn Peipert executed an amendment to Mr. Peipert’s employment agreement which reduces Mr. Peipert’s annual salary to $315,000 per year. All other provisions in the employment remain in full force and effect. Mr. Peipert’s employment agreement terminated as of the close of business on March 25, 2009. As of the date of this filing, while negotiations are ongoing, the Company and Mr. Peipert have not executed a new employment agreement.

Severance Arrangements

The following named executive officers have arrangements pursuant to their employment agreements that provide for payment of severance payments:

*	In the event that Scott Newman’s employment is terminated other than with good cause, Mr. Newman will receive a lump sum payment of 2.99 times his base salary.

*	In the event that Glenn Peipert’s employment is terminated other than with good cause, Mr. Peipert will receive a lump sum payment of 2.99 times his base salary.

Messrs. Newman and Peipert’s employment agreements terminated as of the close of business on March 25, 2009. As of the date of this filing, while negotiations are ongoing , the Company has not executed new employment agreements with either Mr. Newman or Mr. Peipert.

Change-in-Control Arrangements

Messrs. Newman and Peipert were entitled to the above severance arrangements on a change of control.

At present, the named executive officers hold the following unvested stock options that would become vested upon a change in control.

Name	Number of Shares Underlying Vested Options (#)	Number of Shares Underlying Unvested Options (#)
Scott Newman	—	—
Glenn Peipert	—	—
Bryan Carey	—	—

Stock Ownership Requirement for Management

The Company does not have a formal policy requiring stock ownership by management. One of the key objectives of the 2003 Incentive Plan is to promote ownership of the Company’s stock by management.

Compensation of Members of the Board of Directors

Directors of the Company who are not employees of the Company or its subsidiaries are entitled to receive an amount of restricted common stock equal in value to $10,000 as compensation for serving as directors. The directors also receive $500 per Board meeting attended in person, $250 per Board meeting attended via teleconference, $250 per Committee meeting attended, and an annual stock option grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of March 25, 2009, based on 119,827,573 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Scott Newman(3)	19,655,413	16.4%
Glenn Peipert(4)	10,450,394	8.7%
William Hendry(5)	160,000	*
Bryan Carey (6)	424,999	*
Lawrence K. Reisman (7)	233,701	*
Frederick Lester (8)	183,701	*
Thomas Pear (9)	183,901	*
Laurus Master Fund, Ltd.	6,008,016	5.0%
Matthew J. Szulik	62,169,057	41.6%

All directors and officers as a group (7 persons)	31,292,109	25.9%

*	Represents less than 1% of the issued and outstanding Common Stock.

(1)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)	All addresses are c/o Conversion Services International, Inc., 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.

(3)	Mr. Newman is the Company’s President, Chief Executive Officer and Chairman of the Board.

(4)
Mr. Glenn Peipert is the Company’s Executive Vice President, Chief Operating Officer and Director. Includes an option to purchase 250,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2010, at an exercise price of $0.83 per share.

(5)
Mr. William Hendry is the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer. Consists of an option to purchase 30,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.  Consists of an option to purchase 30,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 100,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share, and does not include an option to purchase 50,000 shares of Common Stock which vests on October 10, 2009.

(6)
Mr. Carey is the Company’s Senior Vice President and Managing Director, DeLeeuw Associates, Inc. Consists of an option to purchase 33,333 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.  Consists of an option to purchase 125,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 100,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share and does not include an option to purchase 50,000 shares of Common Stock which vests on October 10, 2009. Consists of an option to purchase 166,666 shares of Common Stock granted on May 10, 2007, and expiring on May 10, 2017, at an exercise price of $0.30 per share and does not include an option to purchase 83,334 shares of Common Stock which vest  on May 10, 2010.

(7)
Mr. Reisman is a Director. Consists of an option to purchase 30,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.  Consists of an option to purchase 20,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 16,666 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share and does not include an option to purchase 8,334 shares of Common Stock which vest on October 10, 2009. Includes 24,178 shares granted in October 2007 and 142,857 shares granted in October 2008 in connection with the annual director compensation.

(8)
Mr. Lester is a Director.  Consists of an option to purchase 16,666 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 and does not include an option to purchase 8,334 shares of Common Stock which vest on October 10, 2009. Includes 24,178 shares granted in October 2007 and 142,857 shares granted in October 2008 in connection with the annual director compensation.

(9)
Mr. Pear is a Director. Consists of an option to purchase 16,666 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 and does not include an option to purchase 8,334 shares of Common Stock which vest on October 10, 2009. Includes 24,178 shares granted in October 2007 and 142,857 shares granted in October 2008 in connection with the annual director compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During the last fiscal year, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, or an executive officer or any family of such parties. One greater than 5% stockholder, Matthew Szulik, acquired 2,500,000 shares of Company common stock and warrants to purchase common stock in exchange for an aggregate purchase price of $200,000 during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2008	December 31, 2007
Audit Fees	$141,200	$144,003
Audit Related Fees	-	2,000
Tax Fees	45,500	39,563
All Other Fees	17,500	13,198
	$204,200	$198,764

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.20 Common Stock Purchase Warrant issued to the Investor, dated June 6, 2007 (filed as Exhibit 10.2 on Form 10-Q filed on August 8, 2007).

4.21 10% Convertible Unsecured Note issued to the Investor, dated June 27, 2007 (filed as Exhibit 10.3 on Form 10-Q filed on August 8, 2007).

4.22 Common Stock Purchase Warrant issued to the Investor, dated June 27, 2007 (filed as Exhibit 10.4 on Form 10-Q filed on August 8, 2007).

4.23  Form of Common Stock Purchase Warrant issued to Investor, dated August 24, 2007. (filed as Exhibit 4.1 on Form 10-Q filed on November 13, 2007).

4.24  Form of Common Stock Purchase Warrant issued to Investor, dated September 4, 2007 (filed as Exhibit 4.2 on Form 10-Q filed on November 13, 2007).

4.25 Form of 10% Convertible Unsecured Note issued to Investor, dated as of June 27, 2007(filed as Exhibit 4.3 on Form 10-Q filed on November 13, 2007).

4.26  Form of Common Stock Purchase Warrant issued to Investor, dated as of June 27, 2007(filed as Exhibit 4.4 on Form 10-Q filed on November 13, 2007).

4.27  Form of Common Stock Purchase Warrant issued to Investor, dated October 26, 2007(filed as Exhibit 4.5 on Form 10-Q filed on November 13, 2007).

4.28  Form of Common Stock Purchase Warrant issued to Investor, dated October 19, 2007. (filed as Exhibit 4.6 on Form 10-Q filed on November 13, 2007).

4.29  Form of Common Stock Purchase Warrant issued to investors, dated March 26, 2008.  (filed as Exhibit 4.29 on Form 10-K filed on March 30, 2008)

4.30 Form of Common Stock Purchase Warrant issued to investors, dated March 26, 2008. (filed as Exhibit 4.1 on Form 10-Q filed on August 12, 2008)

4.31 Form of Common Stock Purchase Warrant issued to investor, dated June 30, 2008. (filed as Exhibit 4.2 on Form 10-Q filed on August 12, 2008)

4.32 Form of Common Stock Purchase Warrant issued to investors, dated July 28, 2008. (filed as Exhibit 4.3 on Form 10-Q filed on August 12, 2008)

4.33 Form of 10% Convertible Unsecured Note issued to investors, dated July 28, 2008.  (filed as Exhibit 4.4 on Form 10-Q filed on August 12, 2008)

4.34 Form of Common Stock Purchase Warrant issued to investor, dated September 2, 2008 (filed as Exhibit 4.1 on Form 10-Q filed on November 12, 2008).

4.35 Form of Common Stock Purchase Warrant issued to investor, dated October 2, 2008.  (filed as Exhibit 4.2 on Form 10-Q filed on November 12, 2008)

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

10.43 Note Conversion Agreement by and between the Company and certain Noteholders, dated as of March 27, 2008. (filed as Exhibit 10.43 on Form 10-K filed on March 31, 2008)

10.44 Loan and Security Agreement by and between the Company and Access Capital, Inc., dated as of March 31, 2008. (filed as Exhibit 10.44 on Form 10-K filed on March 31, 2008)

10.45 Stock Pledge Agreement by and between the Company and Access Capital, Inc. dated as of March 31, 2008 (filed as Exhibit 10.43 on Form 10-K filed on March 31, 2008)

10.46  Note Conversion Agreement by and between the Registrant and investors represented by TAG Virgin Islands, Inc. dated as of March 26, 2008.  (filed as Exhibit 10.1 on Form 10-Q filed on August 12, 2008)

10.47  Stock Purchase Agreement dated June 30, 2008 by and between Registrant and Matthew J. Szulik.  (filed as Exhibit 10.2 on Form 10-Q filed on August 12, 2008)

10.48 10% Convertible Unsecured Note by and between the Registrant and investor represented by TAG Virgin Islands, Inc. dated as of September 2, 2008.  (filed as Exhibit 10.1 on Form 10-Q filed on November 12, 2008)

10.49 10% Convertible Unsecured Note by and between the Registrant and investor represented by TAG Virgin Islands, Inc. dated as of October 2, 2008.  (filed as Exhibit 10.2 on Form 10-Q filed on November 12, 2008)

   21*   Subsidiaries of Registrant.

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

•	filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Conversion Services International, Inc.

            We have audited the accompanying consolidated balance sheets of Conversion Services International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Services International,  Inc. as of December 31, 2008 and December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, negative cash flows, is not in compliance with a covenant associated with its Line of Credit and has significant future cash flow commitments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Friedman LLP

East Hanover, New Jersey
March 30, 2009

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$338,240	$1,506,866
Accounts receivable, net of allowance for doubtful accounts of $260,205 and $142,181 as of December 31, 2008 and 2007, respectively	3,440,810	3,077,847
Accounts receivable from related parties; (Note 20)	284,028	315,503
Prepaid expenses	140,493	199,635
TOTAL CURRENT ASSETS	4,203,571	5,099,851

PROPERTY AND EQUIPMENT, at cost, net	68,536	182,868

OTHER ASSETS
Goodwill; (Note 5)	-	6,135,125
Intangible assets, net of accumulated amortization of $1,754,344 as of December 31 2007; (Note 5)	-	778,470
Other assets	306,778	615,059

Total Assets	$4,578,885	$12,811,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit; (Note 6)	$2,349,920	$2,056,341
Current portion of long-term debt	-	10,819
Accounts payable and accrued expenses	1,503,145	1,356,425
Short term notes payable; (Note 7)	1,384,811	-
Deferred revenue	159,177	59,350
Related party note payable; (Note 20)	102,796	107,833
TOTAL CURRENT LIABILITIES	5,499,849	3,590,768

Long-term debt, net of current portion (Note 9)	-	1,533,126
Deferred taxes	-	363,400
Total Liabilities	5,499,849	5,487,294

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized.

Series A convertible preferred stock, 19,000 shares issued and outstanding at December 31, 2008 and 2007, respectively; (Note 12)	1,108,332	728,333

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 300,000,000 shares authorized;
119,594,463 and 111,289,844 issued and outstanding at December 31, 2008 and 2007, respectively	119,594	111,290
Series B convertible preferred stock, 20,000 shares issued and outstanding at December 31, 2008 and 2007, respectively; (Note 12)	1,352,883	1,352,883
Additional paid in capital	68,575,918	66,742,898
Treasury stock, at cost, 1,145,382 shares in treasury as of December 31, 2008 and 2007; (Note 13)	(423,869)	(423,869)
Accumulated deficit	(71,653,822)	(61,187,456)
Total Stockholders' Equity (Deficit)	(2,029,296)	6,595,746

Total Liabilities and Stockholders' Equity (Deficit)	$4,578,885	$12,811,373

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007

REVENUE:
Services	$16,409,181	$18,369,197
Related party services	2,340,658	1,881,803
Reimbursable expenses	719,956	946,880
Other	273,791	268,457
	19,743,586	21,466,337

COST OF REVENUE:
Services	11,832,715	13,455,789
Related party services	2,151,157	1,749,591
Reimbursable expenses	864,250	1,048,611
	14,848,122	16,253,991
GROSS PROFIT	4,895,464	5,212,346

OPERATING EXPENSES
Selling and marketing	3,262,546	3,248,410
General and administrative	3,592,309	4,155,357
Lease impairment	-	210,765
Goodwill & intangibles impairment	6,857,125	691,580
Depreciation and amortization	264,996	646,236
	13,976,976	8,952,348
LOSS FROM OPERATIONS	(9,081,512)	(3,740,002)

OTHER INCOME (EXPENSE)
Equity in earnings (losses) from investments	21,045	(18,329)
Gain on financial instruments	-	19,329
Loss on extinguishment of debt	(664,372)	(2,461,515)
Interest expense, net	(1,104,927)	(4,010,799)
	(1,748,254)	(6,471,314)
LOSS BEFORE INCOME TAX BENEFIT	(10,829,766)	(10,211,316)
INCOME TAX BENEFIT	363,400	-

NET LOSS	(10,466,366)	(10,211,316)
Accretion of issuance costs associated with convertible preferred stock	(380,000)	(484,075)
Dividends on convertible preferred stock	(217,081)	(263,212)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,063,447)	$(10,958,603)

Basic and diluted loss per common share	$(0.09)	$(0.15)

Basic and diluted loss per common share attributable to common stockholders	$(0.10)	$(0.16)

Weighted average common shares used to compute loss per common share:
Basic and diluted	115,358,271	67,541,607
See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

								Accumulated
						Additional	Retained	Total
	Common	Capital	Treasury	Series B	Series B	Paid-in	Earnings	Stockholders'
	Shares	Stock	Stock	Preferred Shares	Preferred Stock	Capital	(Deficit)	Equity (Deficit)

Balance, December 31, 2006	56,480,153	$57,625	$(423,869)	-	$-	$50,829,255	$(50,976,140)	$(513,129)

Net loss	-	-	-	-	-	-	(10,211,316)	(10,211,316)
Dividends payable on preferred stock	-	-	-	-	-	(263,214)	-	(263,214)
Shares issued due to exercise of stock options and warrants	3,147,654	3,148	-	-	-	(3,148)	-	-
Compensation expense for stock and stock option grants	-	-	-	-	-	422,633	-	422,633
Relative fair value of warrants issued	-	-	-	-	-	7,050,200	-	7,050,200
Issuance of common stock in conjunction with debt restructure	16,088,169	16,089	-	-	-	3,123,552	-	3,139,641
Laurus warrant to purchase common stock	-	-	-	-	-	535,714	-	535,714
Dividends on Series A preferred stock paid in common stock	952,602	952	-	-	-	141,938	-	142,890
Dividends on Series B preferred stock paid in common stock	486,684	486	-	-	-	242,856	-	243,342

Interest on convertible debt paid in Common Stock	794,522	795	-	-	-	134,274	-	135,069
Shares issued in conjunction with services agreement	25,000	25	-	-	-	(25)	-	-
Reclassification of Series B preferred stock to equity	-	-	-	20,000	1,352,883	-	-	1,352,883
Issuance of Common Stock in connection with a stock purchase agreement	15,263,810	15,264	-	-	-	2,539,636	-	2,554,900
Issuance of Common Stock for Director compensation	72,534	73	-	-	-	14,927	-	15,000
Issuance of Common Stock in payment of Notes Payable	16,833,334	16,833	-	-	-	2,458,376	-	2,475,209
Accretion of issuance costs associated with convertible preferred stock	-	-	-	-	-	(484,076)	-	(484,076)
Balance, December 31, 2007	110,144,462	111,290	(423,869)	20,000	1,352,883	66,742,898	(61,187,456)	6,595,746

Net loss	-	-	-	-	-	-	(10,466,366)	(10,466,366)
Dividends payable on preferred stock	-	-	-	-	-	(217,081)	-	(217,081)
Compensation expense for stock and stock option grants	-	-	-	-	-	469,978	-	469,978
Relative fair value of warrants issued	-	-	-	-	-	968,846	-	968,846
Dividends on Series A preferred stock paid in common stock	527,778	528	-	-	-	46,972	-	47,500
Dividends on Series B preferred stock paid in common stock	227,885	227	-	-	-	121,854	-	122,081
Shares issued in conjunction with services agreement	5,000	5	-	-	-	(5)	-	-
Issuance of Common Stock in connection with a stock purchase agreement	2,500,000	2,500	-	-	-	197,500	-	200,000
Issuance of Common Stock for Director compensation	428,571	429	-	-	-	29,571	-	30,000
Issuance of Common Stock in payment of Notes Payable	4,615,385	4,615	-	-	-	595,385	-	600,000
Accretion of issuance costs associated with convertible preferred stock	-	-	-	-	-	(380,000)	-	(380,000)
Balance, December 31, 2008	118,449,081	$119,594	$(423,869)	20,000	$1,352,883	$68,575,918	$(71,653,822)	$(2,029,296)

See Notes to Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,466,366)	$(10,211,316)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	146,526	100,459
Amortizaton of intangible assets	56,470	488,386
Amortization of debt discounts	267,766	338,718
Amortization of relative fair value of warrants issued	416,685	2,990,106
Amortization of deferred financing costs	62,000	57,390
Impairment of goodwill and intangible assets	6,857,125	691,580
Leasehold impairment	-	210,765
Stock based compensation	499,978	424,263
Gain on change in fair value of financial instruments	-	(19,329)
Loss on extinguishment of debt	664,372	2,461,515
Deferred tax benefit	(363,400)	-
Increase (decrease) in allowance for doubtful accounts	108,804	(129,969)
Loss from sale of equity investment	-	25,569
(Income) loss from equity investments	(21,045)	18,330
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(480,987)	971,395
Decrease in accounts receivable from related parties	40,695	7,231
(Increase) decrease in prepaid expenses	59,142	(67,548)
Decrease in other assets	2,070	25,000
Increase (decrease) in accounts payable and accrued expenses	107,414	(367,133)
Increase (decrease) in deferred revenue	99,828	(15,100)
Net cash used in operating activities	(1,942,923)	(1,999,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(32,194)	(18,243)
Sale of equity investment in DeLeeuw Turkey	-	50,000
Net cash (used in) provided by investing activities	(32,194)	31,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances (repayments) under line of credit	293,579	(3,239,211)
Proceeds from issuance of short-term note payable	450,000	650,000
Increase in financing costs	(113,036)	-
Principal payments on short-term notes	-	(1,710,455)
Proceeds from sale of Company common stock and exercise of stock options	200,000	7,165,658
Principal payments on capital lease obligations	(10,822)	(33,231)
Principal payments on related party notes	(13,230)	(25,970)
Net cash provided by financing activities	806,491	2,806,791

NET (DECREASE) INCREASE IN CASH	(1,168,626)	838,860
CASH, beginning of period	1,506,866	668,006

CASH, end of period	$338,240	$1,506,866

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$364,658	$471,824
Cash paid for income taxes	-	-
Common stock issued in settlement of debt	600,000	-
Common stock purchase warrants issued in settlement of debt	-	698,714
Common stock issued in payment of preferred stock dividends	169,581	386,232
Common stock issued in payment of Director's fees	30,000	15,000
Common stock issued in payment of interest due on outstanding debt	-	135,069
Extinguishment of debt via issuance of Common Stock	-	2,500,000

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

On January 30, 2004, the Company became a public company through its merger with a wholly owned subsidiary of LCS Group, Inc. Although LCS Group, Inc. (now known as Conversion Services International, Inc.) was the legal survivor in the merger and remains the Registrant with the Securities and Exchange Commission, the merger was accounted for as a reverse acquisition, whereby the Company was considered the accounting “acquirer” of LCS Group, Inc. for financial reporting purposes.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

The Company estimates that the carrying value of its financial instruments which includes cash, line of credit and notes payable approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates.

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and adjusts the allowance for doubtful accounts, when deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions. During 2008 and 2007, $121,116 and $133,264 of uncollectible accounts receivable were written off against the allowance for doubtful accounts, respectively.

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

Goodwill and intangible assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other indefinite life intangible assets may not be recoverable, or at least annually at December 31 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made. See Note 5 of the Notes to Consolidated Financial Statements.

Deferred financing costs

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments, which are currently less than one year.

Discount on debt

The Company has allocated the proceeds received from conventionally convertible debt instruments between the underlying debt instrument and the freestanding warrants, and had recorded the conversion feature as a discount on the debt in accordance with Emerging Issues Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".  The Company is amortizing the discount on the debt using the effective interest rate method over the life of the debt instruments. The Company has recorded discount on debt, net of accumulated amortization of $69,069 and $447,361 as of December 31, 2008 and 2007, respectively.

Stock compensation

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment” , issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

The Company follows EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” (“EITF 96-18”) in accounting for stock options issued to non-employees. Under EITF 96-18, the equity instruments should be measured at the fair value of the equity instrument issued. During the fiscal year ended December 31, 2005, the Company granted approximately 48,000 stock options, respectively, to non-employee recipients. In compliance with EITF 96-18, the fair value of these options was determined using the Black-Scholes option pricing model. The Company is recognizing the fair value of these options as expense over the three year vesting period of the options.

The per share weighted average fair value of stock options granted during 2007 was $0.25 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.95%
Expected volatility	155.63%
Expected option life (years)	3.0

There were no stock options granted during 2008.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2008, National Digital Medical Archives (“NDMA”) accounted for approximately 21.7% of the Company’s accounts receivable balance. Receivables related to services performed for Bank of America accounted for approximately 18.9% of the Company’s accounts receivable balance. This is comprised of receivables directly from Bank of America and receivables from two vendor management companies that are issued invoices for the Company’s work at Bank of America, Sapphire Technologies and ZeroChaos. Additionally, Church & Dwight accounted for approximately 15.4% of the Company’s accounts receivable balance.

Cash balances in banks are secured by the Federal Deposit Insurance Corporation subject to certain limitations.

Advertising

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $53,635 and $82,600 for the years ended December 31, 2008 and 2007, respectively.

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

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2008, the Company had not entered into any transactions which were considered hedges under SFAS 133.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable also approximate fair value.

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

Note 2 -   Going Concern

The Company has incurred net losses for the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $71.7 million at December 31, 2008. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of December 31, 2008, the Company had a cash balance of approximately $0.3 million, compared to $1.5 million at December 31, 2007, and a working capital deficiency of $1.3 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. Additionally, the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000. Refer to footnotes 7 and 11 of the Notes to Consolidated Financial Statements for further discussion on the issuance of the 10% Convertible Unsecured Notes and the Common Stock.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of December 31, 2008, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 6 of the Notes to Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at December 31, 2008, matures on June 6, 2009. As of December 31, 2008, the Company does not have the ability to repay this note upon maturity. Refer to footnote 7 of the Notes to Consolidated Financial Statements for further discussion on the Short Term Note Payable.

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

Note 3 -   Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141(R), “Business Combinations”. FASB 141(R) was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to a transaction or other event that meets the definition of a business combination. It does not apply to the formation of a joint venture, the acquisition of an asset or a group of assets that do not constitute a business, a combination between entities or businesses under common control, or a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. It also resolves issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates”.  EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment consideration involving equity method investments. This Issue applies to all investments accounted for under the equity method and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall only be applied prospectively. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for defensive intangible assets subsequent to initial measurement. This Issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary”. EITF 08-8 applies to freestanding financial instruments (and embedded features) for which the payoff to the counterparty is based, in whole or in part, on the stock of a consolidated subsidiary. This Issue applies to those instruments (and embedded features) in the consolidated financial statements of the parent, whether the instrument was entered into by the parent or the subsidiary. Written options that do not qualify for equity classification should be reported at fair value and subsequently marked to fair value through earnings. This Issue is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The consensus shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The fair value of an outstanding instrument that was previously classified as an asset or liability shall become its net carrying amount at that date (that is, the current fair value). The net carrying amount shall be reclassified to noncontrolling interest. Gains or losses recorded during the period that the instrument was classified as an asset or liability shall not be reversed. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, ”Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. This FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

Note 4 - Property and equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2008	2007

Computer equipment	$1,048,776	$1,016,582
Furniture and fixtures	161,543	161,543
Leasehold improvements	92,459	92,459
	1,302,778	1,270,584
Accumulated depreciation	(1,234,242)	(1,087,716)

	$68,536	$182,868

Depreciation and amortization expense related to property and equipment totaled $0.1 million and $0.1 million for 2008 and 2007, respectively.

Note 5 – Goodwill and Intangible assets

Intangibles acquired have been assigned as follows:

	December 31,	December 31,	Amortization
	2008	2007	period

Customer contracts	$414,000	$414,000	5 years
Approved vendor status	538,814	538,814	40 months
Customer relationships	685,000	685,000	2.5 years
Tradename	-	722,000	Indefinite
Proprietary presentation format	173,000	173,000	3 years
	1,810,814	2,532,814
Accumulated amortization	(1,810,814)	(1,754,344)

	$-	$778,470

Goodwill represents the amounts paid in connection with the acquisitions of Scosys, DeLeeuw, ISI and McKnight. Additionally, as part of the Scosys, DeLeeuw and McKnight acquisitions, the Company acquired identifiable intangible assets. During 2008, the Company determined that $1,380,387 of McKnight Associates goodwill was impaired due to the termination of William McKnight’s employment with the Company. Additionally, due to a decline in the strategic consulting business during 2008, the Company determined that the DeLeeuw Associates goodwill and intangible assets were impaired, resulting in a $5,051,933 impairment charge. The final $63,766 of ISI goodwill was impaired due to a further reduction in the number of ISI consultants on billing and $361,039 of the Scosys goodwill was impaired as a result of the Company’s decision to exit this line of business due to economic issues. In total, for the year ended December 31, 2008, the Company recorded impairment charges relating to goodwill and intangible assets of $6,857,125. During 2007, due to an unfavorable economic change in the ISI business, the Company performed an impairment review and recorded a $691,580 impairment charge.

Acquired contracts were amortized over a period that approximated the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five years. The approved vendor status intangible asset was being amortized over an estimated life of forty months. The proprietary presentation format intangible asset was being amortized over an estimated life of three years. The customer relationship intangible asset was being amortized over an estimated life of thirty months. The order backlog intangible asset was being amortized over an estimated life of five months. All intangible assets subject to amortization were amortized during 2008 or prior years.

Note 6 - Line of credit

In February, 2006, the Company amended its financing agreements with Laurus Master Fund Ltd. (“Laurus”), pursuant to which it, among other things, (a) issued a secured non-convertible term note in the principal amount of $1.0 million to Laurus (the “Term Note”), (b) issued a secured non-convertible revolving note in the principal amount of $10.0 million to Laurus (the “Revolving Note”, collectively with the Term Note, the “Notes”), and (c) issued an option to purchase up to 3,080,000 shares of the Company's common stock to Laurus (the “Option”) at an exercise price of $.001 per share. The Notes bear an annual interest rate of prime (as reported in the Wall Street Journal, which was 7.25% as of December 31, 2007) plus 1.0%, with a floor of 5.0%. Payments of principal and interest were to be made in equal monthly amounts until maturity of both notes on December 31, 2007.

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

In March 2008, the Company replaced its existing revolving line of credit with Laurus and executed a replacement line of credit with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of December 31, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

The Company was in default of the Loan and Security Agreement as of December 31, 2008 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As of December 31, 2008, approximately $2.3 million was outstanding under the revolving line of credit. Remaining availability under the line of credit at December 31, 2008, based on the year end collateral balance, was $0.9 million. The interest rate on the revolving line was 18.0% as of December 31, 2008.

Note 7 - Short Term Notes Payable

Short term notes payable consisted of the following:

	December 31,	December 31,
	2008	2007

Convertible line of credit note, due June 6, 2009 unless converted into common stock at the Company or the note holder’s option. Interest accrues at 7% per annum.	$1,050,000	$-

Convertible note dated July 28, 2008, due April 30, 2009	200,000	-

Convertible note dated September 2, 2008, due September 1, 2009	200,000	-

Convertible note dated October 2, 2008, due April 1, 2009	50,000	-

Unamortized fair value of warrants issued with Convertible notes	(115,189)	-

	$1,384,811	$-

In June 2004, the Company and TAG Virgin Islands, Inc. executed a five-year $2,000,000 unsecured convertible line of credit note. The note accrues interest at an annual rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.58 per share. In addition, such investors received a warrant to purchase 277,778 shares of our common stock at an exercise price of $1.58 per share. This warrant expires in June 2009. The note also contains a beneficial conversion feature, and in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the Company recorded a beneficial conversion charge of $1.5 million and allocated $0.5 million to the warrant based on its relative fair value. Accordingly, the discount, as enumerated above, will be amortized as interest utilizing the effective interest method. On December 28, 2007, $350,000 of this note was extinguished in return for Company Common Stock and warrants. The investors received 2,499,997 shares of Company Common Stock and warrants to purchase 2,499,997 shares of Common Stock at a purchase price of $0.154 per share. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 2,499,997 shares of Company common stock to be $325,000. This fair value was charged to the loss on extinguishment during 2007.

During March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $600,000 of the debt due to them under the Unsecured Convertible Line of Credit Note dated June 7, 2004 into Company common stock. The Company issued 4,615,385 shares of common stock to the investors. The number of shares acquired was based on the $0.13 per share closing price of the Company’s common stock on the American Stock Exchange on the date of conversion. Warrants to purchase 4,615,385 shares of Company common stock were provided to the investors as an inducement to convert. The warrants are exercisable at a price of $0.143 per share, and are exercisable for five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 4,615,385 shares of Company common stock to be approximately $553,846. This fair value was recorded as a charge to the loss on extinguishment of debt and an addition to additional paid-in capital in 2008.

The remaining $1,050,000 balance, which is outstanding as of December 31, 2008 matures on June 6, 2009.

            In July 2005, the Company obtained two $250,000 short term loans from certain investors represented by Taurus. Both notes bear interest at 8% per annum. The first note is dated July 6, 2005 and initially matured on September 5, 2005. The second note is dated July 22, 2005 and originally matured on September 22, 2005. Each of these notes was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock, a total of 3,333,334 shares were issued to exchange these two notes, and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 3,333,334 shares of Company common stock to be $466,667. This fair value was charged to the loss on extinguishment during 2007.

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

In December 2005, the Company obtained a $1,000,000 short term loan from certain investors represented by Taurus. This note bears interest at 8% per annum. The note is dated December 19, 2005 and initially matured on January 31, 2006. These short term note holders had agreed to extend their maturity date on a month-to-month basis until the Company raises sufficient funds to repay the notes.  In conjunction with this note, these investors received a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.675 per share in December 2005, a warrant to purchase 277,777 shares of our common stock with an exercise price of $0.75 per share in February 2006 and a warrant to purchase 554,000 shares of our common stock with an exercise price of $1.30 per share in March 2006. These warrants expire in December 2008, January 2009 and February 2009, respectively.   This note was extinguished on December 21, 2007 in exchange for 6,666,668 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 6,666,668 shares of Company common stock to be $933,334. This fair value was charged to the loss on extinguishment during 2007.

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

Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrant to purchase 14,166,667 shares of Company common stock to be $3,825,000. This fair value is being accreted through interest expense over the six month life of the Note.

On April 27, 2007, The Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $250,000. The Note was to automatically convert into 833,333 shares of common stock upon the effectiveness of the Information Statement on Schedule 14C, filed preliminarily by the Company with the Securities and Exchange Commission on March 8, 2007, amended on April 9, 2007 and filed definitively on May 1, 2007. The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrant to purchase 833,333 shares of Company common stock to be $118,421. The note is due on August 31, 2007 and the fair value of the warrants was being charged to interest expense over the four month term. In June 2007, the note automatically converted to equity and the 833,333 shares were issued to the investor.

On June 6, 2007, the Company issued a 10% Convertible Unsecured Note (the "Note") to certain investors represented by TAG Virgin Islands, Inc. for $250,000. This note is due on demand and is convertible into 833,333 shares of common stock at the option of the holder.   The investor was also granted a warrant to purchase 833,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and is exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrant to purchase 833,333 shares of Company common stock to be $113,636. Since the note is due on demand, this fair value was immediately charged to interest expense. This note was extinguished on December 21, 2007 in exchange for 1,666,667 shares of Company Common Stock and a warrant to purchase an equal number of shares of Company Common Stock. The warrant has a $0.165 purchase price and is exercisable for five years.

Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 1,666,667 shares of Company common stock to be $233,333. This fair value was charged to the loss on extinguishment during 2007.

On June 27, 2007, the Company issued 10% Convertible Unsecured Notes (the "Notes") to certain investors represented by TAG Virgin Islands, Inc. for $400,000. The investors were also granted warrants to purchase 1,333,333 shares of common stock, exercisable at a price of $0.33 per share (subject to adjustment), and are exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrant to purchase 1,333,333 shares of Company common stock to be $164,706. Since the note is due on demand, this fair value was immediately charged to interest expense. These notes were extinguished on December 21, 2007 in exchange for 2,666,668 shares of Company Common Stock and warrants to purchase an equal number of shares of Company Common Stock. The warrants have a $0.165 purchase price and are exercisable for five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 2,666,668 shares of Company common stock to be $373,334. This fair value was charged to the loss on extinguishment during 2007.

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes are due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 2,500,000 shares of Company common stock to be approximately $200,000. This Note has a five month term and the fair value of the warrants was charged to interest expense over the term of the Note. The maturity dates of the Notes have been extended to April 30, 2009.

On September 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. This note is due on March 1, 2009 and is convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 2,500,000 shares of Company common stock to be approximately $200,000. This Note has a six month term and the fair value of the warrants was charged to interest expense over the term of the Note. The maturity date of the Note has been extended to September 1, 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. This note is due on April 1, 2009 and is convertible into 1,000,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 1,000,000 shares of Company common stock, exercisable at a price of $0.055 per share (subject to adjustment), and are exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 1,000,000 shares of Company common stock to be approximately $50,000. This Note has a six month term and the fair value of the warrants was charged to interest expense over the term of the Note.

In July 2005, in conjunction with the acquisition of ISI, the Company issued a short term note in the principal amount of $165,000 payable to Adam Hock and Larry Hock (the “Hocks”), the former principle stockholders of ISI. This note bears interest at 5% per annum and matured on October 28, 2006. Repayment of this note had been disputed and the dispute between the Company and the Hocks was settled in November 2007. This debt was repaid in full in November 2008.

Note 8 - Financial Instruments

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

The Sands Notes matured on January 1, 2007 and the Company and Sands agreed upon a payment schedule which began in March 2007 and matured in December 2007. On March 7, 2007, the Company satisfied the outstanding amount on the Secured Non-Convertible Term Note, issued to Laurus on February 1, 2006, and the Overadvance Side Letter dated as of February 1, 2006. As a result of these repayments and settlement agreements the Company had no outstanding instruments which contained derivative instruments requiring liability accounting under SFAS No. 133 as of December 31, 2007 and 2008, respectively.

Note 9 - Long Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2008	2007

Convertible line of credit note with a maturity date of June 6, 2009 unless converted into common stock at the Company or the note holder’s option. Interest accrues at 7% per annum.	$-	$1,650,000

Notes payable under capital lease obligations payable to various finance companies for equipment at varying rates of interest, ranging from 18% to 33% as of December 31, 2007, and have maturity dates through 2008.	-	10,819
	-	1,660,819

Relative fair values, at issuance, ascribed to warrants associated with the above debt agreements. This amount is being accreted to the debt instrument over the term of the related debt agreements, which range from three to five years.	-	(116,874)

Subtotal	-	1,543,945

Less: Current portion of long-term debt, including obligations under capital leases of zero and $10,819 as of December 31, 2008 and 2007, respectively	-	(10,819)

	$-	$1,533,126

Note 10 - Income Taxes

The Company provides for federal and state income taxes in accordance with current rates applied to accounting income before taxes. The provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2008	2007

Current	$-	$-
Deferred	(363,400)	-
	$(363,400)	$-

The Company’s provision for income taxes is based on estimated effective annual income tax rates. The provision may differ from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes.

The Company has $13.2 million of net operating loss carry-forwards for both federal and state purposes expiring between 2023 and 2028.

	December 31,
	2008	2007

Net operating losses	$13,190,000	$12,205,000
Accounts receivable	107,000	63,000
Property and equipment	44,000	(1,000)
Accounts payable and accrued expenses	—	23,000
Debt	—	(140,000)
Goodwill	—	166,000
Intangible assets	—	(294,000)
Stock based compensation	2,579,000	2,281,000
	15,920,000	14,303,000
Valuation allowance	(15,920,000)	(14,666,400)
	$—	$(363,400)

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $15,920,000 and $14,666,400 for the years ended December 31, 2008 and 2007, respectively, representing a current year change in the valuation allowance of $1,253,600. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

At December 31, 2008, the Company had net operating loss carryfowards for Federal and State income tax purposes of approximately $13.2 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007 and 2008, which may place limitations on the current net loss carryforwards.

Income taxes computed at the federal statutory rate differ from the amounts provided as follows:

	For the year ended December 31,
	2008	2007

Provision for Federal taxes at statutory rate (34%)	(34.0)%	(34.0)%
State taxes, net of Federal benefit	(2.3)%	(3.3)%
Permanent difference due to non-deductible items	0.3%	0.2%
Stock based compensation	—%	2.9%
Goodwill impairment	18.7%	2.3%
Extinguishment of debt	1.8%	9.6%
Valuation allowance applied against income tax benefit	12.0%	22.3%

Income tax provision	(3.5)%	0.0%

Note 11 - Common Stock

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

In March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted $600,000 of debt due to them under an Unsecured Convertible Line of Credit Note dated June 7, 2004 in Company Common Stock. The Company issued 4,615,385 shares of Common Stock to the investors. The number of shares of common stock acquired was based on the $0.13 closing price of the Company’s stock on the American Stock Exchange on the date of conversion. Warrants to purchase 4,615,385 shares of Company Common Stock were provided to the investors as an inducement to convert. The warrants are exercisable at a price of $0.143 per share, and are exercisable for five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 4,615,385 shares of Company common stock to be approximately $553,846. This fair value will be recorded as a charge to the loss on extinguishment of debt and an addition to additional paid-in capital.

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

  Note 12 - Preferred Stocks

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

Note 13 - Treasury Stock

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

Note 14 - Common Stock Warrants

Warrants outstanding consisted of the following:

		December 31,	December 31,
Expiration date	Exercise price	2008	2007

-	$0.01	17,857	17,857
2013	0.055-0.09	8,500,000	-
2012-2013	0.14-0.21	33,346,159	28,730,774
2010-2012	0.22-0.33	22,509,531	22,509,531
2010	0.34-0.51	804,891	804,891
2008-2011	0.60-0.75	2,177,777	2,455,554
2009-2011	0.94-1.30	1,830,471	1,830,471
2009	1.58	277,778	277,778
2011	4.35-5.25	800,000	800,000

		70,264,464	57,426,856

Note 15 - Stock Based Compensation

The 2003 Incentive Plan (“2003 Plan”) originally authorized the issuance of up to 20,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant. In March 2008, the Company’s Board of Directors approved a 10,000,000 share reduction in the number of shares reserved under the 2003 Incentive Plan, resulting in up to 10,000,000 shares of common stock currently authorized for issuance upon the exercise of stock options.

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during 2008 or 2007.

The following summarizes the stock option transactions under the 2003 Plan during 2008:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2007	5,888,828	$0.75
Options granted	-	-
Options exercised	-	-
Options canceled	(683,831)	0.63
Options outstanding at December 31, 2008	5,204,997	$0.76

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2008:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	2,156,666	$0.259	7.8	1,309,980	$0.255
0.46-0.60	1,005,000	0.461	7.0	1,005,000	0.461
0.70-0.830	1,389,000	0.821	5.4	1,389,000	0.821
2.475-3.45	654,331	2.765	5.2	654,331	2.765
	5,204,997			4,358,311

  Note 16 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

Basic and diluted loss per share was determined as follows:

	For the years ended December 31,
	2008	2007

Net loss	$(10,466,366)	$(10,211,316)
Net loss attributable to common stockholders	$(11,063,447)	$(10,958,603)

Weighted average common shares used to compute loss per common share	115,358,271	67,541,607

Basic and diluted loss per common share:
Net loss per common share	$(0.09)	$(0.15)
Net loss attributable to common stockholders per common share	$(0.10)	$(0.16)

            For the years ended December 31, 2008 and 2007, 5,204,997 shares and 5,888,828 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 57,149,079 warrants which were issued prior to December 31, 2007, and outstanding as of December 31, 2008, and 13,115,385 warrants which were issued in 2008, and outstanding as of December 31, 2008, were excluded from the calculation of diluted loss per share for the years ended December 31, 2008 and 2007, as appropriate, because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 666,667 shares of common stock underlying the $1,050,000 convertible line of credit note to TAG Virgin Islands, Inc., 6,000,000 shares underlying the short-term notes to TAG Virgin Islands, Inc. issued in 2008, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and an option to purchase 36,596 shares of common stock which was issued to Laurus in 2006.

Note 17 - Major Customers

During 2008, the Company had sales to two major customers, Bank of America (20.3%) and LEC, a related party (11.9%), which totaled approximately $6,354,325. Amounts due from these customers included in accounts receivable were approximately $989,020 at December 31, 2008. Bank of America and LEC accounted for approximately 18.9% and 7.6% of the Company’s accounts receivable balance, respectively.

During 2007, the Company had sales to two major customers, Bank of America (17.4%) and ING (10.5%), which totaled approximately $5,747,000. Amounts due from these customers included in accounts receivable were approximately $1,087,000 at December 31, 2007. Bank of America and ING accounted for approximately 14.2% and 17.8% of the Company’s accounts receivable balance, respectively.

Note 18 - Employee Benefit Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Although the plan does not require a matching contribution by the Company, the Company may make a contribution. The Company’s contributions to the plan for the years ended December 31, 2008 and 2007 were approximately $78,690 and $72,223, respectively.

Note 19 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company is either a defendant or the plaintiff in various claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results or operations or financial position of the Company.

Employment Agreements

Scott Newman, our President and Chief Executive Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Newman of $500,000 and an annual bonus to be awarded by the Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Newman’s employment is terminated other than with good cause, he will receive a lump sum payment of 2.99 times his base salary. Effective August 6, 2007, the Company and Scott Newman, the Company’s Chairman, President, and Chief Executive Officer, executed an amendment to Mr. Newman’s employment agreement dated March 26, 2004. Under the original employment agreement, Mr. Newman was entitled to receive an annual salary of $500,000. This amendment reduces Mr. Newman’s annual salary to $375,000 per year. All other provisions in the employment agreement remain in full force and effect. Mr. Newman’s employment agreement terminated as of the close of business on March 25, 2009. As of the date of this filing, while negotiations are ongoing, the Company and Mr. Newman have not executed a new employment agreement.

Glenn Peipert, Executive Vice President and Chief Operating Officer, agreed to a five-year employment agreement dated as of March 26, 2004. The agreement provides for an annual salary to Mr. Peipert of $375,000 and an annual bonus to be awarded by the Compensation Committee. The agreement also provides for health, life and disability insurance, as well as a monthly car allowance. In the event that Mr. Peipert’s employment is terminated other than with good cause, he will receive a lump sum payment of 2.99 times his base salary. Effective August 6, 2007, the Company and Glenn Peipert, the Company’s Executive Vice President and Chief Operating Officer, executed an amendment to Mr. Peipert’s employment agreement dated March 26, 2004. Under the original employment agreement, Mr. Peipert was entitled to receive an annual salary of $375,000. This amendment reduces Mr. Peipert’s annual salary to $315,000 per year. All other provisions in the employment agreement remain in full force and effect. Mr. Peipert’s employment agreement terminated as of the close of business on March 25, 2009. As of the date of this filing, while negotiations are ongoing, the Company and Mr. Peipert have not executed a new employment agreement.

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

Lease Commitments

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2010.  Monthly rent with respect to our East Hanover, New Jersey facility is $26,981. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  DeLeeuw Associates, Inc. has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244.  DeLeeuw leases this space which had an original expiration date of December 31, 2005, but has been extended until December 31, 2010.  Monthly rent with respect to our Charlotte, North Carolina facility is $2,576, however, this increases to $2,679 per month effective January 1, 2009.

Rent expense, including automobile rentals, totaled approximately $218,000 and $307,000 in 2008 and 2007, respectively.

Future minimum lease payments due under all operating lease agreements as of December 31, 2008 are as follows:

Years Ending December 31	Office	Subleases	Net

2009	$355,931	$107,310	$248,621
2010	373,821	143,080	230,741
2011	-	-	-
Thereafter	-	-	-
	$729,752	$250,390	$479,362

Note 20 – Related Party Transactions

In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the years ended December 31, 2008 and 2007, the Company invoiced LEC $2,340,658 and $1,881,803, respectively, for the services of consultants subcontracted to LEC by the Company. As of December 31, 2008 and 2007, the Company had accounts receivable due from LEC of approximately $284,000 and $316,000, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

            As of December 31, 2008 and 2007, Mr. Peipert’s outstanding loan balance to the Company was $102,000 and $107,000, respectively. The unsecured loan by Mr. Peipert accrues interest at a simple rate of 8% per annum, had a term expiring on April 30, 2007, and is currently due on demand. However, this loan is subordinated to the Company’s line of credit arrangement with Access Capital, Inc.

Note 21 – Regulatory Agency Communications

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

In April 2007, the Company announced that it had been notified by the Hearings Department of the AMEX that the Company’s hearing had been cancelled. The Hearings Department indicated that the AMEX Listing Qualifications Staff recommended cancellation of the Company’s hearing after a review of the Company’s submission dated April 11, 2007, and other publicly available information. As a result, the Company continued to be monitored by AMEX on a quarterly basis, however, was not subject to delisting proceedings.

In August 2008, the Company notified the American Stock Exchange (“AMEX”) of its intent to voluntarily delist trading of its common stock, par value $0.001 per share, from AMEX. The Company’s last day of trading on AMEX was September 5, 2008. On September 8, 2008, the Company’s common stock began trading on the Over the Counter Bulletin Board under the symbol CVNS.OB.

Note 22 – Quarterly Information (unaudited)

The following tables contain selected quarterly financial data for the fiscal years 2008 and 2007:

	For the three months ended:
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Revenue	$4,705,461	$4,635,134	$4,986,773	$5,416,218
Gross profit	1,031,968	1,005,046	1,281,688	1,576,762
Loss from operations	(1,048,233)	(2,254,569)	(3,871,395)	(1,907,315)
Net loss	(1,744,423)	(2,441,419)	(4,211,772)	(2,068,752)
Net loss attributable to common stockholders	$(1,899,128)	$(2,590,415)	$(4,360,850)	$(2,213,054)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.02)
Basic and diluted loss per common share attributable to common stockholders	$(0.02)	$(0.02)	$(0.04)	$(0.02)

Weighted average common shares used to compute loss per common share:
Basic and diluted	110,213,822	114,884,970	117,909,029	118,397,765

	For the three months ended:
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenue	$5,647,938	$5,412,932	$5,457,475	$4,947,992
Gross profit	1,174,241	1,301,320	1,454,781	1,282,004
Loss from operations	(1,388,292)	(1,368,626)	(595,083)	(388,001)
Net loss	(2,650,303)	(3,974,529)	(793,046)	(2,793,438)
Net loss attributable to common stockholders	$(2,865,187)	$(4,191,440)	$(958,426)	(2,943,550)

Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.01)	$(0.03)
Basic and diluted loss per common share attributable to common stockholders	$(0.05)	$(0.07)	$(0.01)	$(0.04)

Weighted average common shares used to compute loss per common share:
Basic and diluted	56,600,982	58,567,995	73,796,475	80,702,551

Note 23 - Subsequent Events

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. The maturity dates of the Notes have been extended to April 30, 2009.

On September 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. In March 2009, the maturity date of the Note was extended to September 1, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2009
/s/ Scott Newman
Scott Newman
President, Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Newman	President, Chief Executive	March 30, 2009
Scott Newman	Officer and Chairman

/s/ William Hendry	Vice President, Chief Financial Officer,	March 30, 2009
William Hendry	Secretary and Treasurer

/s/ Glenn Peipert	Executive Vice President, Chief	March 30, 2009
Glenn Peipert	Operating Officer and Director

/s/ Lawrence K. Reisman	Director	March 30, 2009
Lawrence K. Reisman

/s/ Thomas Pear	Director	March 30, 2009
Thomas Pear

/s/ Frederick Lester	Director	March 30, 2009
Frederick Lester