Form 10-Q
period 2009-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2009-05-20
CIK 934306

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐      No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009
Common Stock, $0.001 par value per share	119,855,907 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three months ended March 31, 2009

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$104,333	$338,240
Accounts receivable, net	3,141,875	3,440,810
Accounts receivable from related parties, net	509,670	284,028
Prepaid expenses	88,906	140,493
TOTAL CURRENT ASSETS	3,844,784	4,203,571

PROPERTY AND EQUIPMENT, at cost, net	62,890	68,536

OTHER ASSETS
Other assets	156,055	306,778

Total Assets	$4,063,729	$4,578,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$2,736,932	$2,349,920
Short term notes payable	1,490,714	1,384,811
Accounts payable and accrued expenses	1,292,804	1,503,145
Deferred revenue	889,205	159,177
Related party note payable	104,838	102,796
TOTAL CURRENT LIABILITIES	6,514,493	5,499,849

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized

Series A convertible preferred stock, 19,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,203,332	1,108,332

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 120,972,955 and 119,594,463 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	120,973	119,594
Series B convertible preferred stock, 20,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,352,883	1,352,883
Additional paid in capital	68,536,396	68,575,918
Treasury stock, at cost, 1,145,382 shares in treasury as of March 31, 2009 and December 31, 2008, respectively	(423,869)	(423,869)
Accumulated deficit	(73,240,479)	(71,653,822)
Total Stockholders' Deficit	(3,654,096)	(2,029,296)

Total Liabilities and Stockholders' Deficit	$4,063,729	$4,578,885

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2009	2008

REVENUE:
Services	$3,104,093	$3,959,588
Related party services	542,768	591,869
Reimbursable expenses	146,578	138,971
Other	17,000	15,033
	3,810,439	4,705,461
COST OF REVENUE:
Services	2,850,100	2,896,423
Related party services	498,865	555,367
Consultant expenses	189,608	221,703
	3,538,573	3,673,493
GROSS PROFIT	271,866	1,031,968

OPERATING EXPENSES
Selling and marketing	802,688	914,428
General and administrative	643,577	1,074,749
Depreciation and amortization	27,125	91,024
	1,473,390	2,080,201
LOSS FROM OPERATIONS	(1,201,524)	(1,048,233)

OTHER INCOME (EXPENSE)
Equity in (losses) earnings from investments	(103,298)	7,929
Loss on extinguishment of debt	-	(553,846)
Interest income (expense), net	(281,835)	(150,273)
	(385,133)	(696,190)
LOSS BEFORE INCOME TAXES	(1,586,657)	(1,744,423)
INCOME TAXES	-	-

NET LOSS	(1,586,657)	(1,744,423)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(95,000)
Dividends on convertible preferred stock	(45,000)	(59,705)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,726,657)	$(1,899,128)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.02)

Weighted average shares used to compute net loss per common share:
Basic and diluted	119,692,762	110,213,822

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,586,657)	$(1,744,423)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	12,396	28,773
Amortizaton of intangible assets	-	37,251
Amortization of debt discounts	41,447	78,948
Amortization of relative fair value of warrants issued	105,903	20,625
Amortization of deferred financing costs	14,729	-
Stock based compensation	33,107	190,185
Loss on extinguishment of debt	-	553,846
(Decrease) increase in allowance for doubtful accounts	(54,103)	21,681
Losses (income) from equity investments	103,298	(7,929)
Changes in operating assets and liabilities:
Decrease in accounts receivable	368,383	638,733
Increase in accounts receivable from related parties	(240,987)	(102,337)
Decrease in prepaid expenses	42,838	34,254
(Decrease) increase in accounts payable and accrued expenses	(184,553)	275,838
(Decrease) increase in deferred revenue	730,027	113,854
Net cash (used in) provided by operating activities	(614,172)	139,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,747)	(18,117)
Net cash used in investing activities	(6,747)	(18,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line of credit	387,012	(1,072,745)
Deferred financing costs	-	(20,000)
Principal payments on capital lease obligations	-	(5,152)
Principal payments on related party notes	-	(3,629)
Net cash provided by (used in) financing activities	387,012	(1,101,526)

NET DECREASE IN CASH	(233,907)	(980,344)
CASH, beginning of period	338,240	1,506,866

CASH, end of period	$104,333	$526,522

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$112,186	$37,286

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock issued in conversion of long-term debt to equity	-	600,000

See Notes to Condensed Consolidated Financial Statements.

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Accounting Policies

Organization and Business

Conversion Services International, Inc. (“CSI” or the “Company”) was incorporated in the State of Delaware and has been conducting business since 1990. CSI and its wholly owned subsidiaries (together the “Company”) are principally engaged in the information technology services industry in the following areas: strategic consulting, business intelligence/data warehousing and data management to its customers principally located in the northeastern United States.

CSI was formerly known as LCS Group, Inc. (“LCS”). In January 2004, CSI merged with and into a wholly owned subsidiary of LCS. In connection with this transaction, among other things, LCS changed its name to “Conversion Services International, Inc.”

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method.

Revenue recognition

Revenue from consulting and professional services is recognized at the time the services are performed on a project by project basis. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenue as activities are performed by the Company over the estimated performance period. Revenue recognized in excess of billings is recorded as cost in excess of billings. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenue, and an equivalent amount of reimbursable expenses are included in cost of services.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. As a result, in the event that collectability from a client is not reasonably assured, revenue is recognized on the cash basis. During the March 2009 quarter, approximately $838,000 of billings to National Digital Medical Archives (“NDMA”) has been deferred and will be recognized as revenue upon collection of the receivable.

Extinguishment of debt

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At March 31, 2009, receivables related to National Digital Medical Archives (“NDMA”) comprised approximately 23.0% of the Company’s accounts receivable balance, services performed for Bank of America comprised approximately 17.5% of the Company’s accounts receivable balance, which is comprised of receivables directly from Bank of America (4.9%) and receivables from a vendor management company that is issued invoices for the Company’s work at Bank of America, ZeroChaos (12.6%). Additionally, receivables related to Church & Dwight comprised approximately 17.2% of the Company’s accounts receivable balance and receivables from LEC, a related party, comprised 14.1% of the accounts receivable balance.

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

Note 2 -   Going Concern

The Company has incurred net losses for the quarter ended March 31, 2009 and the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the quarter ended March 31, 2009 and the years ended December 31, 2004 through 2008, and had an accumulated deficit of $73.2 million at March 31, 2009. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of March 31, 2009, the Company had a cash balance of approximately $0.1 million, compared to $0.3 million at December 31, 2008, and a working capital deficiency of $2.7 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. Additionally, in 2008 the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of March 31, 2009, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at March 31, 2009, matures on June 6, 2009. As of March 31, 2009, the Company does not have the ability to repay this note upon maturity.

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

Note 3 - Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141(R), “Business Combinations”. FASB 141(R) was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to a transaction or other event that meets the definition of a business combination. It does not apply to the formation of a joint venture, the acquisition of an asset or a group of assets that do not constitute a business, or the combination between entities or businesses under common control. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. It also resolves issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates”.  EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. Adoption of this Issue did not have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment consideration involving equity method investments. This Issue applies to all investments accounted for under the equity method and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue will only be applied prospectively. Adoption of this Issue did not have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

Note 4 - Line of credit

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of March 31, 2009) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of March 31, 2009. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases to $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

The Company was in default of the Loan and Security Agreement as of March 31, 2009 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As of March 31, 2009, $2.7 million was outstanding under the line of credit and the annual interest rate remained at 18%.

Note 5 - Stock Based Compensation

The 2003 Incentive Plan (“2003 Plan”) authorizes the issuance of up to 10,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights, however, none have been issued. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant.

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the three months ended March 31, 2009 or during the years ended December 31, 2008 or 2007.

The following summarizes the stock option transactions under the 2003 Plan during 2009:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2008	5,204,997	$0.76
Options granted	-	-
Options exercised	-	-
Options canceled	(191,668)	0.83
Options outstanding at March 31, 2009	5,013,329	$0.76

The following table summarizes information concerning outstanding and exercisable Company common stock options at March 31, 2009:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	2,104,998	$0.260	7.4	1,293,314	$0.255
$0.46-$0.60	1,005,000	0.461	6.8	1,005,000	0.461
$0.83	1,269,000	0.830	5.3	1,269,000	0.830
$2.475-$3.45	634,331	2.758	4.9875	634,331	2.758
	5,013,329			4,201,645

In accordance with SFAS 123(R), the Company recorded approximately $33,100 and $190,200 of expense related to stock options which vested during the three months ended March 31, 2009 and 2008, respectively.

  Note 6 - Loss Per Share

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

Basic and diluted loss per share was determined as follows:

	For the three months ended March 31,
	2009	2008

Net loss before income taxes (A)	$(1,586,657)	$(1,744,423)
Net loss (B)	$(1,586,657)	$(1,744,423)
Net loss attributable to common stockholders (C)	$(1,726,657)	$(1,899,128)
Weighted average outstanding shares of common stock (D)	119,692,762	110,213,822

Basic and diluted income (loss) per common share:
Before income taxes (A/D)	$(0.01)	$(0.02)
Net loss per common share (B/D)	$(0.01)	$(0.02)
Net loss per common share attributable to common stockholders (C/D)	$(0.01)	$(0.02)

For the three months ended March 31, 2009 and 2008, 5,013,329 and 5,740,830 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive, respectively. Additionally, the effect of warrants to purchase 60,932,687 shares of common stock which were issued between June 7, 2004 and March 31, 2008, and outstanding as of March 31, 2009, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2008, and the effect of 69,432,687 warrants which were issued between June 7, 2004 and March 31, 2009, and were outstanding as of March 31, 2009, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2009 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 666,667 shares of common stock underlying the $1,050,000 convertible line of credit note to Taurus as of March 31, 2008 and 2009, 6,000,000 shares underlying the short-term notes to TAG Virgin Islands, Inc. issued in 2008, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and options to purchase 36,596 shares of common stock outstanding to Laurus as of March 31, 2008 and 2009.

Note 7 - Major Customers

During the three months ended March 31, 2009, the Company had sales relating to three major customers, Bank of America, Church & Dwight and LEC, a related party, comprising 22.0%, 19.9% and 14.2% of revenues, respectively, and totaling approximately $838,200, 757,600 and $542,768, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,779,530 at March 31, 2009. As of March 31, 2009, receivables related to services performed for Bank of America, Church & Dwight and LEC accounted for approximately 17.5%, 17.2% and 14.1% of the Company’s accounts receivable balance, respectively.

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

Lease Commitments

Years Ending March 31	Office	Sublease	Net

2010	$360,404	$116,252	$244,152
2011	280,366	107,310	173,056
Thereafter	-	-	-
	$640,770	$223,562	$417,208

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

 Note 9 - Related Party Transactions

Refer to footnote 7 for the related party transaction disclosure as a major customer.

As of March 31, 2009, the balance outstanding with respect to the loan from Glenn Peipert, our Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Note 10 - Subsequent Events

Scott Newman, President and Chief Executive Officer of the Company, provided written notice to the Company resigning from the positions of President and Chief Executive Officer, effective April 10, 2009. Mr. Newman will continue to serve the Company as Chairman of the Board of Directors, and will also serve as Chief Strategy Officer, a newly created position that allows Mr. Newman to focus on corporate strategy and identifying growth opportunities. Mr. Newman is the brother of Ms. Cohen, our President and Chief Executive Officer.

Lori Cohen has been appointed to be the President and Chief Executive Officer of the Company.  Over the past thirteen years, Ms. Cohen has been Vice President of Technology for the Company and served on the Company’s technical advisory committee.  She has been instrumental in developing the best practices for information management development currently in use at the Company. Ms. Cohen is the sister of Mr. Newman, our Chief Strategy Officer. Ms. Cohen holds a bachelor’s degree in computer science from State University of New York Oswego.

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes were originally due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The maturity dates of the Notes have been extended to May 31, 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. This note was originally due on April 1, 2009 and is convertible into 1,000,000 shares of common stock at the option of the holders. The maturity date of the Note has been extended to May 31, 2009.

Newman to focus on corporate strategy and identifying growth opportunities.

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
	2009	2008

Net revenue	$3,810,439	$4,705,461
Gross profit	271,866	1,031,968
Net loss	(1,586,657)	(1,744,423)
Net loss attributable to common stockholders	(1,726,657)	(1,899,128)
Basic and diluted loss per common share:
Net loss per common share	$(0.01)	$(0.02)
Net loss per common share attributable to common stockholders	$(0.01)	$(0.02)

	Selected Statement of Financial Position Data as of
	March 31, 2009	December 31, 2008

Working capital deficiency	$(2,669,709)	$(1,296,278)
Total assets	4,063,729	4,578,885
Total stockholders' deficit	(3,654,096)	(2,029,296)

Three Months Ended March 31, 2009 and 2008

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $3.8 million for the three months ended March 31, 2009 decreased by $0.9 million, or 19.0%, as compared to revenue of $4.7 million for the three months ended March 31, 2008.

Revenue for the Company is categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009		2008
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,001,941	26.3%	$1,129,715	24.0%
Business Intelligence / Data Warehousing	2,102,152	55.2%	2,829,873	60.1%
Data Management	542,768	14.2%	591,869	12.6%
Reimbursable expenses	146,578	3.8%	138,971	3.0%
Other	17,000	0.5%	15,033	0.3%
	$3,810,439	100.0%	$4,705,461	100.0%

Strategic consulting

           The strategic consulting line of business includes work related to planning and assessing both process and technology for clients, performing gap analysis, making recommendations regarding technology and business process improvements to assist clients to realize their business goals and maximize their investments in both people and technology.

           Strategic consulting revenue of $1.0 million, or 26.3% of total revenue, for the three months ended March 31, 2009 decreased by $0.1 million, or 11.3%, as compared to revenue of $1.1 million, or 24.0% of total revenue, for the three months ended March 31, 2008. This decrease is primarily due to a $0.1 million reduction in revenue due to the continued decline in the Integrated Strategies revenue and a decline in revenue from Bank of America as compared to the prior year. In the strategic consulting line of business, there was a 13.8% decline in consultant headcount, resulting in a 15.3% reduction in billable hours as compared to the prior year period.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $2.1 million, or 55.2% of total revenue, for the three months ended March 31, 2009 decreased by $0.7 million, or 25.7%, as compared to revenue of $2.8 million, or 60.1% of total revenue, for the three months ended March 31, 2008. The decrease in BI/DW revenue for the three months ended March 31, 2009 is primarily due to $0.9 million of current quarter revenue relating to new projects, partially offset by $1.4 million of prior period revenue relating to projects that were completed in the prior year and $0.2 million of reduced revenue relating to projects that were in process in the prior period and continuing in the current quarter. Additionally, $0.8 million of billings to NDMA for work performed during the March 2009 quarter were deferred and will be recognized in revenue upon cash receipt. Overall, the BI/DW line of business had a 9.7% increase in its average bill rate and a 11.5% decrease in consultant headcount, resulting in a 14.4% decrease in billable hours as compared to the prior year period.

Data management

 The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

 Data management revenues of $0.5 million, or 14.2% of total revenue, for the three months ended March 31, 2009 decreased by $0.1 million, or 8.3%, as compared to revenue of $0.6 million, or 12.6% of total revenue, for the three months ended March 31, 2008. This reduction in revenue was due to a 13.3% reduction in headcount, which resulted in a 27.7% reduction in billable hours as compared to the prior period. Partially offsetting the revenue decline was a 27.1% increase in the average bill rate as compared to the prior year.

Cost of revenue

 Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $3.5 million, or 92.9% of revenue, for the three months ended March 31, 2009, representing a decrease of $0.2 million, or 3.7%, as compared to $3.7 million, or 78.1% of revenue for the three months ended March 31, 2008.

 Cost of services was $2.8 million, or 91.8% of services revenue for the three months ended March 31, 2009, representing a decrease of $0.1 million, or 1.6%, as compared to $2.9 million, or 73.1% of services revenue for the three months ended March 31, 2008. Cost of services declined during the three months ended March 31, 2009 as compared to the prior year due to a decline in services revenue in the current period as well as a reduction in stock compensation expense recorded in the current period as compared to the prior year. The increase in cost of services as a percent of services revenue is due to $0.8 million of revenue which was invoiced for work performed during the March 2009 quarter, however, the revenue is deferred until cash is received. Billable consultant headcount declined 12.2% in the current period as compared to the prior year.  The Company had an average of 79 consultants in the current period and 90 in the prior year period. This decline in headcount is consistent with the decrease in services revenue during the current period as compared to the prior year period.

Cost of related party services was $0.5 million, or 91.9% of related party services revenue, for the three months ended March 31, 2009, representing a decrease of $0.1 million, or 10.2%, as compared to $0.6 million, or 93.8% of related party services revenue, for the three months ended March 31, 2008. Cost of related party services decreased for the three month period due to a corresponding decrease in related party consulting revenue during the three months ended March 31, 2009 as compared to the prior year.

Gross profit

Gross profit was $0.3 million, or 7.1% of revenue for the three months ended March 31, 2009, representing a decrease of $0.8 million, or 73.7%, as compared to $1.0 million, or 21.9% of revenue for the three months ended March 31, 2008.

 Gross profit from services was $0.3 million, or 8.2% of services revenue for the three months ended March 31, 2009, representing a decrease of $0.8 million, or 76.1%, as compared to $1.1 million, or 26.9% of services revenue for the three months ended March 31, 2008. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $43,900, or 8.1% of related party services revenue for the three months ended March 31, 2009, as compared to the prior year’s gross profit of $36,500, or 6.2% of related party services revenue for the three months ended March 31, 2008.

Selling and marketing

           Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.8 million, or 21.1% of revenue for the three months ended March 31, 2009, compared to $0.9 million, or 19.4% of revenue for the three months ended March 31, 2008.

Selling and marketing expense for the three months ended March 31, 2009 decreased by $0.1 million as compared to the prior year, and increased as a percentage of total revenue by 1.7% points. The decrease in expense is primarily due to a $0.1 million decrease in payroll and stock compensation expense in the current period as compared to the prior year. The increase as a percent of revenue is due to the deferral of $0.8 million of NDMA revenues during the March 2009 quarter.

General and administrative

 General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.6 million, or 16.9% of revenue for the three months ended March 31, 2009, compared to $1.1 million, or 22.8% of revenue for the three months ended March 31, 2008.

General and administrative expense for the three months ended March 31, 2009 decreased by $0.5 million as compared to the prior year, and also decreased as a percentage of total revenue by 5.9% points. The decrease in expense is primarily due to a $0.3 million reduction in payroll and stock compensation expense due to both a reduction in headcount and a reduction in executive salary expense as compared to the prior year. Bad debt expense declined by $0.1 million as compared to the prior year and utilities, investor relations expense and stock exchange listing fees also declined by $0.1 million as compared to the prior year.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $27,000 for the three months ended March 31, 2009 representing a $64,000 decline from $91,000 for the three months ended March 31, 2008.

Other income (expense)

The Company performed an impairment analysis with respect to its investment in LEC, a related party, and determined that the investment was impaired at March 31, 2009. As a result, a charge for the impairment of the equity investment in the amount of $103,580, was recorded in March 2009. There were no impairment charges recorded in the prior period.

In March 2008, the Company restructured its debt with TAG Virgin Islands, Inc. and issued Company common stock in repayment of $0.6 million of the Unsecured Convertible Note dated June 7, 2004. A $0.6 million loss on the extinguishment of this debt was recorded in March 2008.

   Interest expense, which includes amortization of the discount on debt of $41,000 and $79,000 during the three months ended March 31, 2009 and 2008, respectively, was $0.3 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase in interest expense in the current period, as compared to the prior year, was primarily due to a $0.1 million increase in interest expense on the Company’s revolving line of credit as compared to the prior year. Since the Company has been in default of its working capital covenant during the current period, interest on the outstanding balance on the line of credit has been charged at annual rate of 18%. Additionally, interest expense increased due to the accretion of expense related to warrants which were issued to TAG Virgin Islands, Inc.

Liquidity and Capital Resources

The Company has incurred net losses for the quarter ended March 31, 2009 and the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the quarter ended March 31, 2009 and the years ended December 31, 2004 through 2008, and had an accumulated deficit of $73.2 million at March 31, 2009. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict how long we will continue to incur further losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of March 31, 2009, the Company had a cash balance of approximately $0.1 million, compared to $0.3 million at December 31, 2008, and a working capital deficiency of $2.7 million.

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

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of March 31, 2009, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at March 31, 2009, matures on June 6, 2009. As of March 31, 2009, the Company does not have the ability to repay this note upon maturity.

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

           The Company’s working capital deficit was $2.7 million as of March 31, 2009 which represented a $1.4 million increase in the working capital deficit when compared to the working capital deficit of $1.3 million as of December 31, 2008. The primary reason for the decline in working capital is a $0.2 million reduction in cash, a $0.1 million reduction accounts receivable due to a decline in revenues, a $0.1 million decrease in prepaid expenses, a $0.4 million increase in the line of credit balance, a $0.1 million increase in short term notes payable and a $0.7 million increase in deferred revenue due to the deferral of $0.8 million of revenue related to work performed at NDMA until payment is received for the services provided. These reductions in working capital were partially offset by a $0.2 million reduction in accounts payable and accrued expenses primarily due to the timing of payments.

Cash used in operating activities during the three months ended March 31, 2009 was approximately $0.6 million compared to cash provided by operating activities of $0.1 million for the three months ended March 31, 2008. The increase in cash used in operations was primarily the result of the $1.6 million loss for the three months ended March 31, 2009 which includes $0.3 million of non-cash charges for items including depreciation, amortization, stock based compensation and bad debt expense, resulting in a $1.3 million “cash based” loss. Additionally, changes in operating assets and liabilities reflect $0.7 million of cash provided by operations.

Cash used in investing activities was $6,700 in the current period compared to $18,000 during the three months ended March 31, 2008. The Company purchased computer equipment during both the current period and the comparable prior year period.

           Cash provided by financing activities was $0.4 million during the three months ended March 31, 2009 and cash used by financing activities was $1.1 million during the three months ended March 31, 2008. The cash provided by financing activities during the current period was primarily the result of additional borrowings under the Company’s revolving line of credit agreement with Access Capital. The cash used in financing activities during the prior period was primarily the result of the Company’s effort to reduce the balance outstanding under its former line of credit arrangement.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of March 31, 2009) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes were originally due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The maturity dates of the Notes have been extended to May 31, 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. This note was originally due on April 1, 2009 and is convertible into 1,000,000 shares of common stock at the option of the holders. The maturity date of the Note has been extended to May 31, 2009.

There are currently no material commitments for capital expenditures.

           As of March 31, 2009 and December 31, 2008, the Company had accounts receivable due from LEC of approximately $0.5 million and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three months ended March 31, 2009 and 2008, we invoiced LEC $0.5 million and $0.6 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of April 30, 2009:

Lender	Type of facility	Outstanding as of April 30, 2009 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$3,191,000	$104,000
Taurus Advisory Group, LLC / TAG Virgin Islands, Inc. Investors	Convertible Promissory Notes	$1,500,000	$-
Glenn Peipert	Promissory Note	$104,000	$-

TOTAL		$4,795,000	$104,000

 Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of April 30, 2009

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141(R), “Business Combinations”. FASB 141(R) was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to a transaction or other event that meets the definition of a business combination. It does not apply to the formation of a joint venture, the acquisition of an asset or a group of assets that do not constitute a business, or the combination between entities or businesses under common control. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not anticipate that adoption of this Issue will have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. It also resolves issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates”.  EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. Adoption of this Issue did not have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment consideration involving equity method investments. This Issue applies to all investments accounted for under the equity method and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue will only be applied prospectively. Adoption of this Issue did not have a material affect on the Company’s financial condition, results of operations, cash flows or disclosures.

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. As a result, in the event that collectability from a client is not reasonably assured, revenue is recognized on the cash basis.

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

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 continues to be ineffective as of March 31, 2009. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conversion Services International, Inc.

Date: May 20, 2009	By:	/s/ Lori Cohen
Lori Cohen President and Chief Executive Officer