Form 10-Q
period 2009-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2009-08-12
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common Stock, $0.001 par value per share	119,898,408 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and six months ended June 30, 2009

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$16,142	$338,240
Accounts receivable, net	4,400,336	3,440,810
Accounts receivable from related parties, net	444,536	284,028
Prepaid expenses	98,363	140,493
TOTAL CURRENT ASSETS	4,959,377	4,203,571

PROPERTY AND EQUIPMENT, at cost, net	51,765	68,536

OTHER ASSETS
Other assets	122,452	306,778

Total Assets	$5,133,594	$4,578,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$3,442,305	$2,349,920
Short term notes payable	1,500,000	1,384,811
Accounts payable and accrued expenses	1,728,957	1,503,145
Deferred revenue	898,054	159,177
Related party note payable	106,942	102,796
TOTAL CURRENT LIABILITIES	7,676,258	5,499,849

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized

Series A convertible preferred stock, 19,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,298,332	1,108,332

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 121,015,456 and 119,594,463 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	121,015	119,594
Series B convertible preferred stock, 20,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,352,883	1,352,883
Additional paid in capital	68,496,919	68,575,918
Treasury stock, at cost, 1,145,382 shares in treasury as of June 30, 2009 and December 31, 2008, respectively	(423,869)	(423,869)
Accumulated deficit	(73,387,944)	(71,653,822)
Total Stockholders' Deficit	(3,840,996)	(2,029,296)

Total Liabilities and Stockholders' Deficit	$5,133,594	$4,578,885

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

REVENUE:
Services	$5,069,329	$3,739,736	$8,173,422	$7,699,324
Related party services	493,301	622,455	1,036,069	1,214,324
Reimbursable expenses	298,379	173,278	444,957	312,249
Other	1,560	99,665	18,560	114,698
	5,862,569	4,635,134	9,673,008	9,340,595
COST OF REVENUE:
Services	3,627,969	2,882,037	6,478,069	5,778,460
Related party services	444,187	569,927	943,052	1,125,294
Consultant expenses	337,364	178,124	526,972	399,827
	4,409,520	3,630,088	7,948,093	7,303,581
GROSS PROFIT	1,453,049	1,005,046	1,724,915	2,037,014

OPERATING EXPENSES
Selling and marketing	755,734	774,904	1,558,422	1,689,332
General and administrative	609,860	1,033,679	1,253,437	2,108,428
Goodwill impairment	-	1,380,387	-	1,380,387
Depreciation and amortization	29,279	70,645	56,404	161,669
	1,394,873	3,259,615	2,868,263	5,339,816
INCOME (LOSS) FROM OPERATIONS	58,176	(2,254,569)	(1,143,348)	(3,302,802)

OTHER INCOME (EXPENSE)
Equity in earnings (losses) from investments	-	5,057	(103,298)	12,986
Loss on extinguishment of debt	-	-	-	(553,846)
Interest income (expense), net	(205,641)	(191,907)	(487,476)	(342,180)
	(205,641)	(186,850)	(590,774)	(883,040)
LOSS BEFORE INCOME TAXES	(147,465)	(2,441,419)	(1,734,122)	(4,185,842)
INCOME TAXES	-	-	-	-

NET LOSS	(147,465)	(2,441,419)	(1,734,122)	(4,185,842)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(95,000)	(190,000)	(190,000)
Dividends on convertible preferred stock	(45,000)	(53,996)	(90,000)	(113,701)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(287,465)	$(2,590,415)	$(2,014,122)	$(4,489,543)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Basic and diluted loss per common share attributable to common stockholders	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Weighted average shares used to compute net loss per common share:
Basic and diluted	119,851,548	114,884,970	119,772,594	112,549,396

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,734,122)	$(4,185,842)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	26,944	74,583
Amortizaton of intangible assets	-	51,669
Amortization of debt discounts	69,070	157,896
Amortization of relative fair value of warrants issued	115,189	33,750
Amortization of deferred financing costs	29,460	1,667
Stock based compensation	112,422	279,426
Goodwill impairment	-	1,380,387
Loss on extinguishment of debt	-	553,846
(Decrease) increase in allowance for doubtful accounts	(48,095)	133,255
Losses (income) from equity investments	103,298	(12,986)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(854,453)	332,580
Increase in accounts receivable from related parties	(217,486)	(13,202)
Decrease in prepaid expenses	24,631	26,252
Increase in accounts payable and accrued expenses	229,956	287,896
Increase in deferred revenue	738,876	16,337
Net cash used in operating activities	(1,404,310)	(882,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,173)	(18,117)
Net cash used in investing activities	(10,173)	(18,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line of credit	1,092,385	(399,901)
Deferred financing costs	-	(20,000)
Issuance of Company common stock	-	200,000
Principal payments on capital lease obligations	-	(7,983)
Principal payments on related party notes	-	(14,121)
Net cash provided by (used in) financing activities	1,092,385	(242,005)

NET DECREASE IN CASH	(322,098)	(1,142,608)
CASH, beginning of period	338,240	1,506,866

CASH, end of period	$16,142	$364,258

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$313,269	$122,679

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock issued in conversion of long-term debt to equity	-	600,000

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. As a result, in the event that collectability from a client is not reasonably assured, revenue is recognized on the cash basis. During the six month period ended June 30, 2009, approximately $850,623 of billings to National Digital Medical Archives (“NDMA”) has been deferred and will be recognized as revenue upon collection of the receivable.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2009, receivables related to PNC Bank, National Digital Medical Archives (“NDMA”) and receivables from LEC, a related party comprised approximately 25.4%, 23.8% and 10.2% of the Company’s accounts receivable balance, respectively.

Cash balances in banks are secured by the Federal Deposit Insurance Corporation subject to certain limitations.

Income taxes

The Company accounts for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes ” (“SFAS 109”) and related interpretations, under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company’s current valuation allowance primarily relates to benefits from the Company’s net operating losses.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN no. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At June 30, 2009, the Company has no unrecognized tax benefits. As of June 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 2 -   Going Concern

The Company has incurred net losses for the six months ended June 30, 2009 and the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the six months ended June 30, 2009 and the years ended December 31, 2004 through 2008, and had an accumulated deficit of $73.4 million at June 30, 2009. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of June 30, 2009, the Company had a cash balance of approximately $16,000, compared to $0.3 million at December 31, 2008, and a working capital deficiency of $2.7 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. These notes mature between September 1, 2009 and October 31, 2009. As of the date of this filing, the Company does not have the ability to repay these notes upon maturity. Additionally, in 2008 the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of June 30, 2009. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at June 30, 2009, matured on June 6, 2009. The maturity date of the note has been extended to October 31, 2009, however, as of the date of this filing, the Company does not have the ability to repay this note upon maturity.

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

Note 3 - Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events or transactions occurring after the balance sheet date.  In addition, it requires disclosure of the date through which subsequent events have been evaluated.  We adopted SFAS 165 as of June 30, 2009, which was the required effective date.

Note 4 - Line of credit

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of June 30, 2009) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of June 30, 2008 and remains in default as of June 30, 2009. Additionally, during the second year of the three year term the Company must maintain a minimum average monthly loan balance of $2,250,000 and $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

The Company was in default of the Loan and Security Agreement as of June 30, 2009 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As of June 30, 2009, $3.4 million was outstanding under the line of credit and the annual interest rate remained at 18%.

Note 5 - Stock Based Compensation

The 2003 Incentive Plan (“2003 Plan”) authorizes the issuance of up to 10,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights and restricted stock, however, none have been issued. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant.

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the six months ended June 30, 2009 or during the years ended December 31, 2008 or 2007.

The following summarizes the stock option transactions under the 2003 Plan during 2009:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2008	5,204,997	$0.76
Options granted	-	-
Options exercised	-	-
Options canceled	(339,999)	0.79
Options outstanding at June 30, 2009	4,864,998	$0.76

The following table summarizes information concerning outstanding and exercisable Company common stock options at June 30, 2009:

Range of exercise prices	Options outstanding	Weighted Average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	2,031,666	$0.260	7.4	1,356,649	$0.260
$0.46-$0.60	1,005,000	0.461	6.5	1,005,000	0.461
$0.83	1,206,000	0.830	5.3	1,206,000	0.830
$2.475-$3.45	622,332	2.749	4.8	622,332	2.749
	4,864,998			4,189,981

In accordance with SFAS 123(R), the Company recorded approximately $79,000 and $112,000 and $89,000 and $279,000 of expense related to stock options which vested during the three and six months ended June 30, 2009 and 2008, respectively.

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

Basic and diluted loss per share was determined as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net loss before income taxes (A)	$(147,465)	$(2,441,419)	$(1,734,122)	$(4,185,842)
Net loss (B)	$(147,465)	$(2,441,419)	$(1,734,122)	$(4,185,842)
Net loss attributable to common stockholders (C)	$(287,465)	$(2,590,415)	$(2,014,122)	$(4,489,543)
Weighted average outstanding shares of common stock (D)	119,851,548	114,884,970	119,772,594	112,549,396

Basic and diluted income (loss) per common share:
Before income taxes (A/D)	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Net loss per common share (B/D)	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Net loss per common share attributable to common stockholders (C/D)	$(0.00)	$(0.02)	$(0.02)	$(0.04)

For the three and six months ended June 30, 2009 and 2008, 4,864,998 and 5,664,163 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive, respectively. Additionally, the effect of warrants to purchase 63,432,687 shares of common stock which were issued between June 7, 2004 and June 30, 2008, and outstanding as of June 30, 2009, were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2008, and the effect of 69,432,687 warrants which were issued between June 7, 2004 and June 30, 2009, and were outstanding as of June 30, 2009, were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2009 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 666,667 shares of common stock underlying the $1,050,000 convertible line of credit note to Taurus as of June 30, 2008 and 2009, 6,000,000 shares underlying the short-term notes to TAG Virgin Islands, Inc. issued in 2008, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and options to purchase 36,596 shares of common stock outstanding to Laurus as of June 30, 2008 and 2009.

Note 7 - Major Customers

During the three months ended June 30, 2009, the Company had sales relating to two major customers, PNC Bank and NDMA, comprising 26.9% and 13.4% of revenues, respectively, and totaling approximately $1,580,776 and $785,600, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $2,381,486 at June 30, 2009. As of June 30, 2009, receivables related to services performed for PNC Bank and NDMA accounted for approximately 25.4% and 23.8% of the Company’s accounts receivable balance, respectively.

During the six months ended June 30, 2009, the Company had sales relating to four major customers, PNC Bank, Bank of America, Church & Dwight and LEC, a related party, comprising 16.3%, 14.6% 11.9% and 10.7% of revenues, respectively, and totaling approximately $1,580,776, $1,409,293 $1,147,707 and $1,036,069, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $2,489,105 at June 30, 2009. As of June 30, 2009, receivables related to PNC Bank, Bank of America, Church & Dwight and LEC accounted for approximately 25.4%, 9.0% 6.8% and 10.2% of the Company’s accounts receivable balance, respectively.

During the three and six months ended June 30, 2008, the Company had sales relating to two major customers, Bank of America and LEC, a related party, comprising 24.7% and 21.5% and 13.4% and 13.0% of revenues, and totaling approximately $1,147,000 and $2,009,000 and $622,000 and $1,214,000, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,237,000 at June 30, 2008. As of June 30, 2008, receivables related to services performed for Bank of America and LEC accounted for approximately 30.6% and 11.5% of the Company’s accounts receivable balance, respectively.

Note 8 - Commitments and Contingencies

 Legal Proceedings

From time to time, the Company is either a defendant or the plaintiff in various claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

Lease Commitments

Years Ending June 30	Office	Sublease	Net

2010	$364,876	$125,195	$239,681
2011	186,911	71,540	115,371
Thereafter	-	-	-
	$551,787	$196,735	$355,052

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

As of June 30, 2009, the balance outstanding with respect to the loan from Glenn Peipert, our Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Note 10 - Subsequent Events

These financial statements were approved by management and the board of directors and were issued on August 12, 2009. Management has evaluated subsequent events through this date.

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three		Selected Statement of Operations Data for the six
	months ended June 30,		months ended June 30,
	2009	2008	2009	2008

Net revenue	$5,862,569	$4,635,134	$9,673,008	$9,340,595
Gross profit	1,453,049	1,005,046	1,724,915	2,037,014
Net loss	(147,465)	(2,441,419)	(1,734,122)	(4,185,842)
Net loss attributable to common stockholders	(287,465)	(2,590,415)	(2,014,122)	(4,489,543)
Basic and diluted loss per common share:
Net loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Net loss per common share attributable to common stockholders	$(0.00)	$(0.02)	$(0.02)	$(0.04)

	Selected Statement of Financial Position Data as of
	June 30, 2009	December 31, 2008

Working capital deficiency	$(2,716,881)	$(1,296,278)
Total assets	5,133,594	4,578,885
Total stockholders' deficit	(3,840,996)	(2,029,296)

Three and Six Months Ended June 30, 2009 and 2008

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $5.9 million and $9.7 million for the three and six months ended June 30, 2009, respectively, increased by $1.3 million, or 26.5%, and $0.4 million, or 3.6%, as compared to revenue of $4.6 million and $9.3 million for the three and six months ended June 30, 2008, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,
	2009		2008
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$2,092,210	35.7%	$1,433,632	30.9%
Business Intelligence / Data Warehousing	2,977,119	50.8%	2,306,104	49.8%
Data Management	493,301	8.4%	622,455	13.4%
Reimbursable expenses	298,379	5.0%	173,278	3.7%
Other	1,560	0.1%	99,665	2.2%
	$5,862,569	100.0%	$4,635,134	100.0%

	For the six months ended June 30,
	2009		2008
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$3,094,150	32.0%	$2,563,347	27.4%
Business Intelligence / Data Warehousing	5,079,272	52.5%	5,135,976	55.0%
Data Management	1,036,069	10.7%	1,214,324	13.0%
Reimbursable expenses	444,957	4.5%	312,250	3.3%
Other	18,560	0.2%	114,698	1.3%
	$9,673,008	100.0%	$9,340,595	100.0%

Strategic consulting

           The strategic consulting line of business includes work related to planning and assessing people, process and technology for clients, performing gap analysis, making recommendations regarding technology and business process improvements to assist clients to realize their business goals and maximize their investments in both people and technology. The Company performs strategic consulting work through its CSI DeLeeuw division.

Strategic consulting revenue of $2.1 million, or 35.7% of total revenue, for the three months ended June 30, 2009 increased by $0.7 million, or 45.9%, as compared to revenue of $1.4 million, or 30.9% of total revenue, for the three months ended June 30, 2008. This increase is primarily due to a $1.6 million increase in revenue related to a project at PNC Bank that began in April 2009. This was partially offset by a $0.6 million decrease in revenues from Bank of America as compared to the prior year and an additional $0.3 million of decreases related to various clients. In the strategic consulting line of business, there was a 16.1% increase in consultant headcount and a 49.2% increase in the average bill rate during the quarter, as compared to the prior year period. The Company anticipates that revenue related to the PNC Bank project will continue through December 2009.

Strategic consulting revenue of $3.1 million, or 32.0% of total revenue, for the six months ended June 30, 2009 increased by $0.5 million, or 20.7%, as compared to revenue of $2.6 million, or 27.4% of total revenue, for the six months ended June 30, 2008. This increase is primarily due to a $1.6 million increase in revenue related to a project at PNC Bank that began in April 2009 and $0.1 million of other revenue increases due to new 2009 projects. These increases were partially offset by a $0.6 million decrease in revenue from Bank of America, a $0.3 million decrease in revenue from New York Independent System Operator, and $0.3 million of decreases from various other clients. In the strategic consulting line of business, there was a 1.7% increase in consultant headcount and a 51.6% increase in the average bill rate year to date, as compared to the prior year period.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $3.0 million, or 50.8% of total revenue, for the three months ended June 30, 2009 increased by $0.7 million, or 29.1%, as compared to revenue of $2.3 million, or 49.8% of total revenue, for the three months ended June 30, 2008. This increase is primarily due to a $1.5 million revenue increase due to projects for Church & Dwight, NDMA, Johnson and Johnson and Flight Safety and $0.4 revenue increase for various other projects, partially offset by $1.2 million of revenue reductions due to both completed projects and reduced revenue on assignments with continuing clients. Overall, the BI/DW line of business had a 17.9% increase in consultant headcount and an increase of 7.4% in the utilization rate as compared to the prior period.

Business intelligence/data warehousing (“BI/DW”) revenue of $5.1 million, or 52.5% of total revenue, for the six months ended June 30, 2009 was unchanged as compared to revenue of $5.1 million, or 55.0% of total revenue, for the six months ended June 30, 2008. New 2009 projects in this line of business contributed $2.8 million to revenue during the six month period ended June 30, 2009, which is offset by $2.8 million of non-recurring revenue related to completed projects. Average BI/DW headcount increased 1.8%, average bill rate decreased 5.0% and consultant utilization increased 7.9% overall for the six month period ended June 30, 2009 as compared to the prior year.  Additionally, $0.8 million of billings related to NDMA for work performed during the first half of 2009 was deferred and will be recognized as revenue upon collection of the outstanding receivable.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.5 million, or 8.4% of total revenue, for the three months ended June 30, 2009 decreased by $0.1 million, or 20.7%, as compared to revenue of $0.6 million, or 13.4% of total revenue, for the three months ended June 30, 2008. This decrease is due to a 35.3% decrease in billable hours and a 25.4% decrease in the utilization rate during the current period as compared to the prior year.

Data management revenue of $1.0 million, or 10.7% of total revenue, for the six months ended June 30, 2009 decreased by $0.2 million, or 14.7%, as compared to revenue of $1.2 million, or 13.0% of total revenue, for the six months ended June 30, 2008.  This decrease is due to a 31.6% decrease in billable hours and a 26.0% decrease in the utilization rate during the current year to date period as compared to the prior year.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $4.4 million, or 75.2% of revenue, and $7.9 million, or 82.2% of revenue, for the three and six months ended June 30, 2009, respectively, representing an increase of $0.8 million, or 21.5%, and $0.6 million, or 8.8%, as compared to $3.6 million, or 78.3% of revenue, and $7.3 million, or 78.2% of revenue, for the three and six months ended June 30, 2008, respectively.

Cost of services was $3.6 million, or 71.6% of services revenue for the three months ended June 30, 2009, representing an increase of $0.7 million, or 25.9%, as compared to $2.9 million, or 77.1% of services revenue for the three months ended June 30, 2008. Cost of services increased during the three months ended June 30, 2009 as compared to the prior year due to a $1.3 million increase in services revenue during the period, accounting for a $0.8 million increase in cost of services. The increase in the cost of services, as compared to the revenue increase reflects the higher profit margin business that the Company has been obtaining in the current period. Partially offsetting this increase in cost of services is a $0.1 million decrease in cost of services relating to both a decrease in the number of non-billable consultants and to a reduction in stock compensation expense. The Company had an average of 98 consultants in the current period and 83 in the prior year period, resulting in an 18.1% increase in consultant headcount.

Cost of services was $6.5 million, or 79.3% of services revenue for the six months ended June 30, 2009, representing an increase of $0.7 million, or 12.1%, as compared to $5.8 million, or 75.1% of services revenue for the six months ended June 30, 2008. Cost of services increased during the six months ended June 30, 2009 as compared to the prior year period primarily due to increased revenue during the period, accounting for a $0.7 million increase in cost of services. The 4.2% point increase in cost of services as compared to the prior period is due to a $0.8 million deferral of revenue related to billings to NDMA during the current period. Although the cost of services has already been recognized, this revenue will be recognized when payment is received from the client.

Cost of related party services was $0.4 million, or 90.0% of related party services revenue, for the three months ended June 30, 2009, representing a decrease of $0.2 million, or 22.1%, as compared to $0.6 million, or 91.6% of related party services revenue, for the three months ended June 30, 2008. Cost of related party services decreased for the three month period primarily due to a decrease in related party consulting revenue during the three months ended June 30, 2009 as compared to the prior year.

Cost of related party services was $0.9 million, or 91.0% of related party services revenue, for the six months ended June 30, 2009, representing a decrease of $0.2 million, or 16.2%, as compared to $1.1 million, or 92.7% of related party services revenue, for the six months ended June 30, 2008. Cost of related party services decreased for the three month period primarily due to a decrease in related party consulting revenue during the three months ended June 30, 2009 as compared to the prior year.

Gross profit

Gross profit was $1.5 million, or 24.8% of revenue, and $1.7 million, or 17.8% of revenue, for the three and six months ended June 30, 2009, respectively, representing an increase of $0.5 million, or 44.6% for the three months and a decrease of $0.3 million, or 15.3% for the six months, as compared to $1.0 million, or 21.7% of revenue, and $2.0 million, or 21.8% of revenue, for the three and six months ended June 30, 2008, respectively.

Gross profit from services was $1.4 million, or 28.4% of services revenue for the three months ended June 30, 2009, representing an increase of $0.5 million, or 68.0%, from the prior year’s gross profit from services of $0.9 million, or 22.9% of services revenue. The increase in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from services was $1.7 million, or 20.7% of services revenue for the six months ended June 30, 2009, representing a decrease of $0.2 million, or 11.7%, from the prior year’s gross profit from services of $1.9 million, or 24.9% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $49,114, or 10.0% of related party services revenue for the three months ended June 30, 2009, representing a decrease of $3,414, or 6.5% from the prior year’s gross profit of $52,528, or 8.4% of related party services revenue for the three months ended June 30, 2008. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $93,017, or 9.0% of related party services revenue for the six months ended June 30, 2009, representing an increase of $3,987, or 4.5% from the prior year’s gross profit of $89,030, or 7.3% of related party services revenue for the six months ended June 30, 2008. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.8 million, or 12.9% of revenue, and $1.6 million, or 16.1% of revenue, for the three and six months ended June 30, 2009, respectively, remaining unchanged for the three month period and decreasing by $0.1 million, as compared to $0.8 million, or 16.7% of revenue, and $1.7 million, or 18.1% of revenue, for the three and six months ended June 30, 2008, respectively.

Selling and marketing expense for the six months ended June 30, 2009 decreased by $0.1 million as compared to the prior year due primarily to reductions in payroll and stock compensation expense.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.6 million, or 10.4% of revenue, and $1.3 million, or 13.0% of revenue, for the three and six months ended June 30, 2009, decreasing by $0.4 million and $0.8 million, as compared to $1.0 million, or 22.3% of revenue, and $2.1 million, or 22.6% of revenue, for the three and six months ended June 30, 2008, respectively.

The $0.4 million decrease in general and administrative expense for the three months ended June 30, 2009 as compared to the prior year is primarily due to a $0.1 million reduction in payroll expense due to a reduction in headcount and reductions in the salaries of several executives, a $0.1 million reduction in bad debt expense during the current period, and $0.2 million for expense reductions in the following categories: travel, utilities, bank fees, investor relations, stock exchange listing fees, legal fees, investor relations, rent and professional fees.

The $0.8 million decrease in general and administrative expense for the six months ended June 30, 2009 as compared to the prior year is primarily due to a $0.4 million reduction in payroll and stock option expense due to a reduction in headcount and reductions in the salaries of several executives, a $0.2 million reduction in bad debt expense, and $0.2 million for expense reductions in the following categories: travel, utilities, bank fees, investor relations, stock exchange listing fees, legal fees, investor relations, rent and professional fees.

Goodwill impairment

Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, instructs the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the three month period ended June 30, 2008, it was determined that William McKnight’s employment contract would not be extended past its July 21, 2008 expiration date. As a result of this trigger event, the Company performed an interim impairment analysis with respect to the recorded goodwill relating to the McKnight Associates acquisition in the approximate amount of $1.4 million and determined it to be fully impaired. A $1.4 million goodwill impairment charge was recorded during this period. There was no goodwill impairment charge during the three or six month periods ending June 30, 2009.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Depreciation and amortization expenses were $29,279 and $56,404, for the three and six months ended June 30, 2009, respectively, representing a $41,366 and $105,265 decline from $70,645 and $161,669 for the three and six months ended June 30, 2008, respectively.

Other income (expense)

During the six months ended June 30, 2009, the Company recorded an impairment with respect to its investment in its related party, LEC, and recorded a charge of approximately $103,000. During the six months ended June 30, 2008, the Company restructured its debt with TAG Virgin Islands, Inc. and issued Company common stock in repayment of $0.6 million of the Unsecured Convertible Note dated June 7, 2004. A $0.6 million loss on the extinguishment of this debt was recorded in March 2008.

Interest expense, which includes amortization of the discount on debt of $27,623 and $69,070 during the three and six months ended June 30, 2009, respectively and $78,948 and $157,896 during the three and six months ended June 30, 2008, respectively, was $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2008, respectively. Interest expense of $0.2 million for the three months ended June 30, 2009 remained unchanged as compared to the prior year period. However, interest expense related to the Access Capital line of credit increased by $57,725 as compared to the prior year and this increase was offset by a $51,325 decrease in discount on debt amortization. Interest expense of $0.5 million for the six months ended June 30, 2009 increased by $0.2 million as compared to the prior year period. This increase is due to increased interest due on the line of credit and notes payable of $0.2 million and $0.1 million of increased warrant amortization, partially offset by $0.1 million of reduced discount on debt amortization.

Liquidity and Capital Resources

The Company has incurred net losses for the six months ended June 30, 2009 and the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the six months ended June 30, 2009 and the years ended December 31, 2004 through 2008, and had an accumulated deficit of $73.4 million at June 30, 2009. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of June 30, 2009, the Company had a cash balance of approximately $16,000, compared to $0.3 million at December 31, 2008, and a working capital deficiency of $2.7 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. These notes mature between September 1, 2009 and October 31, 2009. As of the date of this filing, the Company does not have the ability to repay these notes upon maturity. Additionally, in 2008 the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of June 30, 2009. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and the remaining $1,050,000 balance which is outstanding at June 30, 2009, matured on June 6, 2009. The maturity date of the note has been extended to October 31, 2009, however, as of the date of this filing, the Company does not have the ability to repay this note upon maturity.

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

The Company’s working capital deficit was $2.7 million as of June 30, 2009 which represented a $1.4 million increase in the working capital deficit when compared to the working capital deficit of $1.3 million as of December 31, 2008. The primary reason for the decline in working capital is a $0.3 million reduction in cash, a $1.1 million increase in the outstanding line of credit balance, a $0.7 million increase in deferred revenue and a $0.1 million increase in short term notes payable, partially offset by a $1.1 million increase in the accounts receivable balance as compared to the prior period.

Cash used in operating activities during the six months ended June 30, 2009 was approximately $1.4 million compared to cash used in operating activities of $0.9 million for the six months ended June 30, 2008. The increase in cash used in operations was primarily the result of a $0.7 million increase in cash used in operations from changes in operating assets and liabilities. This increase is due to a $1.4 million increase in accounts receivable which is partially offset by a $0.7 million increase in deferred revenue. Additionally, cash used in operations resulting from the Company’s net loss adjusted for non-cash charges/credits recorded in income, such as depreciation, amortization, stock based compensation and bad debt expense, improved by $0.2 million as compared to the prior year period.

Cash used in investing activities was $10,173 in the current period compared to $18,117 during the six months ended June 30, 2008. The Company purchased computer equipment during both the current period and the comparable prior year period.

Cash provided by financing activities was $1.1 million during the six months ended June 30, 2009 and cash used by financing activities was $0.2 million during the six months ended June 30, 2008. The cash provided by financing activities during the current period was due to additional borrowings under the Company’s revolving line of credit agreement with Access Capital.  The cash used in financing activities during the prior period was primarily the result of the Company’s effort to reduce the balance outstanding under its former line of credit arrangement.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of June 30, 2009) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this requirement as of June 30, 2008 and remains in default as of June 30, 2009. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes were originally due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The maturity dates of the Notes have been extended to October 31, 2009.

On September 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. This note was originally due on March 1, 2009 and is convertible into 2,500,000 shares of common stock at the option of the holders. The maturity date of the Note has been extended to September 1, 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. This note was originally due on April 1, 2009 and is convertible into 1,000,000 shares of common stock at the option of the holders. The maturity date of the Note has been extended to October 31, 2009.

There are currently no material commitments for capital expenditures.

As of June 30, 2009 and December 31, 2008, the Company had accounts receivable due from LEC of approximately $0.4 million   and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three and six months ended June 30, 2009 and 2008, we invoiced LEC $0.5 million and $1.0 million and $0.6 million and $1.2 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of June 30, 2009:

Lender	Type of facility	Outstanding as of June 30, 2009 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$3,442,000	$0
Taurus Advisory Group, LLC / TAG Virgin Islands, Inc. Investors	Convertible Promissory Notes	$1,500,000	$-
Glenn Peipert	Promissory Note	$107,000	$-

TOTAL		$5,049,000	$0

Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of June 30, 2009

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events or transactions occurring after the balance sheet date.  In addition, it requires disclosure of the date through which subsequent events have been evaluated.  We adopted SFAS 165 as of June 30, 2009, which was the required effective date.

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

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 continues to be ineffective as of June 30, 2009. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is either a defendant or the plaintiff in various claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results or operations or financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the stockholders was held on June 19, 2009.

(b)
All of the Company's director nominees, Lori Cohen, Scott Newman, Glenn Peipert, Lawrence K. Reisman, Frederick Lester and Thomas Pear were elected.  There was no solicitation in opposition to the Company's nominees.

(c)	Matters voted on at the meeting and the number of votes cast:

1.	To elect six Directors to the Board of Directors to serve until the 2010 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified:

Candidate	Voted For Candidate	Withhold Authority
Scott Newman	70,015,094	3,701,525
Lori Cohen	72,334,688	1,381,931
Glenn Peipert	50,573,412	23,143,207
Lawrence Reisman	60,454,422	13,262,197
Thomas Pear	70,662,371	3,054,248
Frederick Lester	62,573,595	11,143,024

2.	To ratify the appointment by the Audit Committee of the Board of Directors of Friedman LLP, to serve as the Company’s independent auditors for the fiscal year ending December 31, 2008:

Voted For	Voted Against	Abstentions
71,115,853	479,156	2,121,610

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

Conversion Services International, Inc.

Date: August 12, 2009	By:	/s/ Lori Cohen
Lori Cohen President and Chief Executive Officer