Form 10-Q
period 2009-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2009-11-12
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock, $0.001 par value per share	121,136,289 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and nine months ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$31,473	$338,240
Accounts receivable, net	4,661,597	3,440,810
Accounts receivable from related parties, net	398,542	284,028
Prepaid expenses	87,042	140,493
TOTAL CURRENT ASSETS	5,178,654	4,203,571

PROPERTY AND EQUIPMENT, at cost, net	41,880	68,536

OTHER ASSETS	116,473	306,778

Total Assets	$5,337,007	$4,578,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$3,075,964	$2,349,920
Short term notes payable	600,000	1,384,811
Accounts payable and accrued expenses	2,049,946	1,503,145
Deferred revenue	272,236	159,177
Related party note payable	109,113	102,796
TOTAL CURRENT LIABILITIES	6,107,259	5,499,849

Long-term debt, net of current portion	500,000	-
Total liabilities	6,607,259	5,499,849

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized

Series A convertible preferred stock, 19,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,393,332	1,108,332

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 121,072,124 and 119,594,463 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	121,072	119,594
Series B convertible preferred stock, 20,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,352,883	1,352,883
Additional paid in capital	68,381,656	68,575,918
Treasury stock, at cost, 1,145,382 shares in treasury as of September 30, 2009 and December 31, 2008, respectively	(423,869)	(423,869)
Accumulated deficit	(72,095,326)	(71,653,822)
Total Stockholders' Deficit	(2,663,584)	(2,029,296)

Total Liabilities and Stockholders' Deficit	$5,337,007	$4,578,885
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

REVENUE:
Services	$7,011,285	$4,235,803	$15,184,707	$11,935,127
Related party services	531,142	527,272	1,567,211	1,741,596
Reimbursable expenses	410,470	186,158	855,427	498,407
Other	108,345	37,540	126,905	152,238
	8,061,242	4,986,773	17,734,250	14,327,368
COST OF REVENUE:
Services	4,214,161	2,980,122	10,692,230	8,758,582
Related party services	465,555	505,805	1,408,607	1,631,099
Consultant expenses	434,546	219,158	961,518	618,985
	5,114,262	3,705,085	13,062,355	11,008,666
GROSS PROFIT	2,946,980	1,281,688	4,671,895	3,318,702

OPERATING EXPENSES
Selling and marketing	728,847	898,149	2,287,269	2,587,481
General and administrative	724,337	936,650	1,977,774	3,045,078
Goodwill impairment	-	3,255,879	-	4,636,266
Depreciation and amortization	25,108	62,405	81,512	224,074
	1,478,292	5,153,083	4,346,555	10,492,899
INCOME (LOSS) FROM OPERATIONS	1,468,688	(3,871,395)	325,340	(7,174,197)

OTHER INCOME (EXPENSE)
Equity in (losses) earnings from investments	-	(110)	(103,298)	12,876
Loss on extinguishment of debt	-	-	-	(553,846)
Interest income (expense), net	(176,070)	(340,267)	(663,546)	(682,447)
	(176,070)	(340,377)	(766,844)	(1,223,417)
INCOME (LOSS) BEFORE INCOME TAXES	1,292,618	(4,211,772)	(441,504)	(8,397,614)
INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	1,292,618	(4,211,772)	(441,504)	(8,397,614)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(95,000)	(285,000)	(285,000)
Dividends on convertible preferred stock	(45,000)	(54,078)	(135,000)	(167,779)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,152,618	$(4,360,850)	$(861,504)	$(8,850,393)

Earnings per share:
Basic	$0.01	$(0.04)	$(0.01)	$(0.08)
Diluted	$0.01	$(0.04)	$(0.01)	$(0.08)

Shares used in calculation of earnings per share:
Basic	119,895,174	117,909,029	119,813,903	114,348,981
Diluted	133,651,512	117,909,029	119,813,903	114,348,981

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(441,504)	$(8,397,614)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	37,325	120,333
Amortizaton of intangible assets	-	56,470
Amortization of debt discounts	69,070	236,844
Amortization of relative fair value of warrants issued	115,189	164,259
Amortization of deferred financing costs	44,188	47,271
Stock based compensation	115,965	449,179
Goodwill impairment	-	4,636,266
Loss on extinguishment of debt	-	553,846
(Decrease) increase in allowance for doubtful accounts	(97,909)	166,789
Losses (income) from equity investments	103,298	(12,876)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,118,865)	(127,422)
(Increase) decrease in accounts receivable from related parties	(118,527)	5,921
Decrease in prepaid expenses and other assets	27,202	17,109
Increase in accounts payable and accrued expenses	529,369	163,491
Increase in deferred revenue	113,058	28,167
Net cash used in operating activities	(622,141)	(1,891,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,670)	(24,016)
Net cash used in investing activities	(10,670)	(24,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line of credit	726,044	(1,021)
Proceeds from issuance of short-term note payable	-	400,000
Principal payments on short-term notes payable	(400,000)	-
Deferred financing costs	-	(61,786)
Issuance of Company common stock	-	200,000
Principal payments on capital lease obligations	-	(10,164)
Principal payments on related party notes	-	(13,230)
Net cash provided by financing activities	326,044	513,799

NET DECREASE IN CASH	(306,767)	(1,402,184)
CASH, beginning of period	338,240	1,506,866

CASH, end of period	$31,473	$104,682
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$469,362	$223,987

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock issued in conversion of long-term debt to equity	-	600,000
Common stock issued in payment of dividends on preferred stock	111,250	144,029
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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

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

The Company recognizes revenue in accordance with generally accepted accounting principles. As a result, in the event that collectability from a client is not reasonably assured, revenue is recognized on the cash basis. During the nine month period ended September 30, 2009, approximately $180,769 of billings to National Digital Medical Archives (“NDMA”) has been deferred and will be recognized as revenue upon collection of the receivable.

Extinguishment of debt

In March 2008, the Company and TAG Virgin Islands, Inc. executed a Note Conversion Agreement whereby certain investors represented by TAG Virgin Islands, Inc. converted debt due to them under an Unsecured Convertible Line of Credit Note dated June 7, 2004 into Company Common Stock. A loss of $553,846 on this transaction was recorded as an early extinguishment of debt.

In July 2008, the Company and TAG Virgin Islands, Inc. executed six promissory notes whereby certain investors represented by TAG Virgin Islands, Inc. provided $200,000 to the Company under short-term promissory notes. The Company repaid these notes in September 2009.

In September 2008, the Company and TAG Virgin Islands, Inc. executed a promissory note whereby certain investors represented by TAG Virgin Islands, Inc. provided $200,000 to the Company under a short-term promissory note. The Company repaid this note in September 2009.

Fair value of financial instruments

The Company utilizes the fair value standards defined by generally accepted accounting principles which provide guidance for measuring fair value and requires certain disclosures. A fair value hierarchy is used which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value. Certain valuation techniques are used, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

The Company estimates that the carrying value of its financial instruments which includes cash, line of credit and notes payable approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2009, receivables related to PNC Bank and National Digital Medical Archives (“NDMA”) comprised approximately 32.9% and 15.9% of the Company’s accounts receivable balance, respectively.

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

Prior to recording its income tax liability, the Company makes a determination as to whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, the tax position is measured to determine the amount to recognize in the financial statements. At September 30, 2009, the Company has no unrecognized tax benefits. As of September 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 2 -   Going Concern

The Company has incurred net losses for the nine months ended September 30, 2009 and the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the nine months ended September 30, 2009 and the years ended December 31, 2004 through 2008, and had an accumulated deficit of $72.1 million at September 30, 2009. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of September 30, 2009, the Company had a cash balance of approximately $31,473, compared to $0.3 million at December 31, 2008, and a working capital deficiency of $0.9 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. During September and October 2009, these notes have been repaid by the Company. Additionally, in 2008 the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of September 30, 2009. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and $550,000 has been repaid in cash prior to the  October 31, 2009 maturity. The remaining $500,000 balance has been extended to April 30, 2012.

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

Note 3 - Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. We adopted this guidance for the period ended September 30, 2009, with no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.

During the first and second quarters of 2009, we adopted the following accounting guidance, none of which had a material effect on our consolidated results of operations or financial condition:

In June 2008, the FASB revised the authoritative guidance for earnings per share, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right and such an award does not meet the definition of a participating security in its current form (that is, prior to the requisite service having been rendered for the award). We adopted this guidance as of January 1, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB revised the authoritative guidance for financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. The adoption of this guidance had no material effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB revised the authoritative guidance for investments in debt and equity securities to provide guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009. We adopted the provisions of this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending September 30, 2009.

Note 4 - Line of credit

The Company executed a revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of September 30, 2009) plus 2.75% prior to a default, but 18% upon default. The Company has pledged substantilly all of its assets as collateral for this debt. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of June 30, 2008 and remains in default as of September 30, 2009. Additionally, during the second year of the three year term the Company must maintain a minimum average monthly loan balance of $2,250,000 and $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

The Company was in default of the Loan and Security Agreement as of September 30, 2009 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As of September 30, 2009, $3.1 million was outstanding under the line of credit and the annual interest rate remained at 18%.

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the nine months ended September 30, 2009 or during the years ended December 31, 2008 or 2007.

The following summarizes the stock option transactions under the 2003 Plan during 2009:

		Weighted average
	Shares	exercise price

Options outstanding at December 31, 2008	5,204,997	$0.76
Options granted	-	-
Options exercised	-	-
Options canceled	(365,666)	0.77
Options outstanding at September 30, 2009	4,839,331	$0.76

The following table summarizes information concerning outstanding and exercisable Company common stock options at September 30, 2009:

		Weighted	Weighted average		Weighted
Range of exercise	Options	average	remaining	Options	average
prices	outstanding	exercise price	contractual life	exercisable	exercise price

$0.25-$0.30	2,009,999	$0.260	7.0	1,349,983	$0.260
$0.46-$0.60	1,005,000	0.461	6.3	1,005,000	0.461
$0.83	1,204,000	0.830	4.9	1,204,000	0.830
$2.475-$3.45	620,332	2.750	4.5	620,332	2.750
	4,839,331			4,179,315

In accordance with generally accepted accounting principles, the Company recorded approximately $3,544 and $115,965 and $169,753 and $449,178 of expense related to stock options which vested during the three and nine months ended September 30, 2009 and 2008, respectively.

  Note 6 – Earnings (loss) Per Share

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

The following is a reconciliation of net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share for each of the periods noted:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Net income (loss) attributable to common stockholders for purposes of computing basic earnings per share	$1,152,618	$(4,360,850)	$(861,504)	$(8,850,393)

Effect of dividends on conversion of convertible preferred stock	45,000	-	-	-
Effect of interest on conversion of $50,000, 10% convertible short term note dated October 2, 2008	1,250	-	-	-
Effect of interest on $200,000, 10% convertible short term notes dated July 28, 2008	4,946	-	-	-
Effect of interest on $200,000, 10% convertible short term note dated September 2, 2008	3,533	-	-	-
Effect of interest on conversion of line of credit note dated June 7, 2004	18,375	-	-	-

Net income attributable to common stockholders for purposes of computing diluted earnings per share	$1,225,722	$(4,360,850)	$(861,504)	$(8,850,393)

The following is a reconciliation of basic to diluted shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Basic shares outstanding	119,895,174	117,909,029	119,813,903	114,348,981

Additional weighted average shares attributable to convertible securities and warrants:

$50,000, 10% convertible short term note dated October 2, 2008	1,000,000	-	-	-
$200,000, 10% convertible short term notes dated July 28, 2008	2,472,826	-	-	-
$200,000, 10% convertible short term note dated September 2, 2008	1,766,304	-	-	-
Warrant exercises using treasury stock method	50,541	-	-	-
Convertible preferred stock Series A	3,800,000	-	-	-
Convertible preferred stock Series B	4,000,000	-	-	-
Shares underlying convertible line of credit note dated June 7, 2004	666,667	-	-	-

Diluted shares outstanding	133,651,512	117,909,029	119,813,903	114,348,981

Potentially dilutive shares excluded from the calculation as their effect would be anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Outstanding stock options which are anti-dilutive	4,839,331	5,438,330	4,839,331	5,438,330

Warrants which are anti-dilutive	68,137,052	68,191,505	69,191,505	68,191,505

Shares underlying convertible line of credit note dated June 7, 2004	-	666,667	666,667	666,667
$50,000, 10% convertible short term note dated October 2, 2008	-	-	1,000,000	-
$200,000, 10% convertible short term notes dated July 28, 2008	-	2,500,000	2,500,000	2,500,000
$200,000, 10% convertible short term note dated September 2, 2008	-	2,500,000	2,500,000	2,500,000
Convertible preferred stock Series A which are anti-dilutive	-	3,800,000	3,800,000	3,800,000
Convertible preferred stock Series B which are anti-dilutive	-	4,000,000	4,000,000	4,000,000

Total	72,976,383	87,096,502	88,497,503	87,096,502

Note 7 - Major Customers

During the three months ended September 30, 2009, the Company had sales relating to two major customers, PNC Bank and NDMA which comprised 38.7% and 15.7% of revenues, respectively, and totaled approximately $4,385,557. Amounts due from services provided to these customers included in accounts receivable was approximately $2,470,226 at September 30, 2009. As of September 30, 2009, receivables related to PNC Bank and NDMA accounted for approximately 32.9% and 16.0% of the Company’s accounts receivable balance, respectively.

During the nine months ended September 30, 2009, the Company had sales relating to three major customers, PNC Bank, Bank of America and NDMA, which comprised 26.5%, 10.7% and 11.7% of revenues, respectively, and totaling approximately $4,700,230, $1,903,355 and $2,067,245, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $2,844,581 at September 30, 2009. As of September 30, 2009, receivables related to PNC Bank, Bank of America and NDMA accounted for approximately 32.9%, 7.4% and 15.9% of the Company’s accounts receivable balance, respectively.

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

Lease Commitments

Years Ending September 30	Office	Sublease	Net

2010	$369,349	$134,137	$235,212
2011	93,455	35,770	57,685
Thereafter	-	-	-
	$462,804	$169,907	$292,897

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

As of September 30, 2009, the balance outstanding with respect to the loan from Glenn Peipert, our Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Note 10 - Subsequent Events

In October 2008, the Company and TAG Virgin Islands, Inc. executed a promissory note whereby certain investors represented by TAG Virgin Islands, Inc. provided $50,000 to the Company under a short-term promissory note. The Company repaid this note in October 2009.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and $550,000 has been repaid in cash during October 2009. The remaining $500,000 balance has been extended to April 30, 2012.

These financial statements were approved by management and the board of directors and were issued on November 12, 2009. Management has evaluated subsequent events through this date.

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three		Selected Statement of Operations Data for the nine
	months ended September 30,		months ended September 30,
	2009	2008	2009	2008

Net revenue	$8,061,242	$4,986,773	$17,734,250	$14,327,368
Gross profit	2,946,980	1,281,688	4,671,895	3,318,702
Net income (loss)	1,292,618	(4,211,772)	(441,504)	(8,397,614)
Net income (loss) attributable to common stockholders	1,152,618	(4,360,850)	(861,504)	(8,850,393)
Basic and diluted income (loss) per common share:
Basic income (loss) per common share attributable to common stockholders	$0.01	$(0.04)	$(0.01)	$(0.08)
Diluted income (loss) per common share attributable to common stockholders	$0.01	$(0.04)	$(0.01)	$(0.08)

	Selected Statement of Financial Position Data as of
	September 30, 2009	December 31, 2008

Working capital deficiency	$(928,605)	$(1,296,278)
Total assets	5,337,007	4,578,885
Total stockholders' deficit	(2,663,584)	(2,029,296)

Three and Nine Months Ended September 30, 2009 and 2008

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $8.1 million and $17.7 million for the three and nine months ended September 30, 2009, respectively, increased by $3.1 million, or 61.7%, and $3.4 million, or 23.8%, as compared to revenue of $5.0 million and $14.3 million for the three and nine months ended September 30, 2008, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,
	2009		2008
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$3,461,912	43.0%	$1,389,418	27.9%
Business Intelligence / Data Warehousing	3,549,373	44.0%	2,846,385	57.1%
Data Management	531,142	6.6%	527,272	10.6%
Reimbursable expenses	410,470	5.1%	186,158	3.7%
Other	108,345	1.3%	37,540	0.7%
	$8,061,242	100.0%	$4,986,773	100.0%

	For the nine months ended September 30,
	2009		2008
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$6,556,062	37.0%	$3,952,765	27.6%
Business Intelligence / Data Warehousing	8,628,645	48.7%	7,982,360	55.7%
Data Management	1,567,211	8.8%	1,741,597	12.2%
Reimbursable expenses	855,427	4.8%	498,408	3.5%
Other	126,905	0.7%	152,238	1.0%
	$17,734,250	100.0%	$14,327,368	100.0%

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

           Strategic consulting revenue of $3.5 million, or 43.0% of total revenue, for the three months ended September 30, 2009 increased by $2.1 million as compared to revenue of $1.4 million, or 27.9% of total revenue, for the three months ended September 30, 2008. This increase is primarily due to $3.1 million increase in revenue related to a project at PNC Bank that began in April 2009. This was partially offset by a $0.6 million decrease in revenues from Bank of America as compared to the prior year and an additional $0.4 million of decreases related to various clients. In the strategic consulting line of business, there was a 50.0% increase in consultant headcount and a 76.4% increase in the average bill rate during the quarter, as compared to the prior year period. The Company anticipates that revenue related to the PNC Bank project will continue into the first half of 2010.

Strategic consulting revenue of $6.6 million, or 37.0% of total revenue, for the nine months ended September 30, 2009 increased by $2.6 million, or 65.9%, as compared to revenue of $4.0 million, or 27.6% of total revenue, for the nine months ended September 30, 2008. This increase is primarily due to a $4.7 million increase in revenue related to a project at PNC Bank that began in April 2009. This increase was partially offset by a $1.2 million decrease in revenue from Bank of America, a $0.4 million decrease in revenue from New York Independent System Operator, and $0.5 million of decreases from various other clients. In the strategic consulting line of business, there was a 16.7% increase in consultant headcount and a 42.7% increase in the average bill rate year to date, as compared to the prior year period.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $3.5 million, or 44.0% of total revenue, for the three months ended September 30, 2009 increased by $0.7 million, or 24.7%, as compared to revenue of $2.8 million, or 57.1% of total revenue, for the three months ended September 30, 2008. This increase is primarily due to a $1.0 million revenue increase due to projects for Church & Dwight, Johnson and Johnson, Moody’s and Flight Safety, partially offset by $0.9 million of revenue reductions due to both completed projects and reduced revenue on assignments with continuing clients and the recognition during the quarter ended September 30, 2009 of $0.6 million of revenue related to NDMA which is being recognized on the cash basis and had previously been deferred. Overall, the BI/DW line of business had a 14.5% increase in consultant headcount and a decrease of 8.4% in the utilization rate as compared to the prior period.

Business intelligence/data warehousing (“BI/DW”) revenue of $8.6 million, or 48.7% of total revenue, for the nine months ended September 30, 2009 increased by $0.6 million, or 8.1%, as compared to revenue of $8.0 million, or 55.7% of total revenue, for the nine months ended September 30, 2008. New 2009 projects in this line of business contributed $2.2 million to revenue during the nine month period ended September 30, 2009, which is offset by $1.6 million of non-recurring revenue related to completed projects. Average BI/DW headcount increased 5.4%, average bill rate and consultant utilization remained constant overall for the nine month period ended September 30, 2009 as compared to the prior year.  Additionally, $0.2 million of billings related to NDMA for work performed during the first nine months of 2009 was deferred and will be recognized as revenue upon collection of the outstanding receivable.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.5 million, or 6.6% of total revenue, for the three months ended September 30, 2009 remained unchanged as compared to revenue of $0.5 million, or 10.6% of total revenue, for the three months ended September 30, 2008. While the revenue for the quarter remained unchanged, the data management line of business experienced a 32.1% decrease in billable hours and a 21.0% decrease in the utilization rate, which was offset by a 47.9% increase in the average bill rate during the current period as compared to the prior year.

Data management revenue of $1.6 million, or 8.8% of total revenue, for the nine months ended September 30, 2009 decreased by $0.1 million, or 10.0%, as compared to revenue of $1.7 million, or 12.2% of total revenue, for the nine months ended September 30, 2008.  This decrease is due to a 31.7% decrease in billable hours and a 24.3% decrease in the utilization rate, partially offset by a 33.0% increase in the average bill rate during the current year to date period as compared to the prior year.

Cost of revenue

           Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $5.1 million, or 63.4% of revenue, and $13.1 million, or 73.7% of revenue, for the three and nine months ended September 30, 2009, respectively, representing an increase of $1.4 million, or 38.0%, and $2.1 million, or 18.7%, as compared to $3.7 million, or 74.3% of revenue, and $11.0 million, or 76.8% of revenue, for the three and nine months ended September 30, 2008, respectively.

           Cost of services was $4.2 million, or 60.1% of services revenue for the three months ended September 30, 2009, representing an increase of $1.2 million, or 41.4%, as compared to $3.0 million, or 70.4% of services revenue for the three months ended September 30, 2008. Cost of services increased during the three months ended September 30, 2009 as compared to the prior year due to a $2.8 million increase in services revenue during the period, accounting for a $1.3 million increase in cost of services. The increase in the cost of services, as compared to the revenue increase reflects the higher profit margin business that the Company has been obtaining in the current period. Partially offsetting this increase in cost of services is a $0.1 million decrease in cost of services relating to a reduction in stock compensation expense. The Company had an average of 108 consultants in the current period and 85 in the prior year period, resulting in a 27.1% increase in consultant headcount.

Cost of services was $10.7 million, or 70.4% of services revenue for the nine months ended September 30, 2009, representing an increase of $1.9 million, or 22.1%, as compared to $8.8 million, or 73.4% of services revenue for the nine months ended September 30, 2008. Cost of services increased during the nine months ended September 30, 2009 as compared to the prior year period primarily due to increased revenue during the period, accounting for a $1.9 million increase in cost of services. Cost of services decreased 3.0% of services revenue as compared to the prior period due to a $0.2 million deferral of revenue related to billings to NDMA during the current period. Although the cost of services has already been recognized, this revenue will be recognized when payment is received from the client.

Cost of related party services was $0.5 million, or 87.7% of related party services revenue, for the three months ended September 30, 2009, remaining unchanged as compared to $0.5 million, or 95.9% of related party services revenue, for the three months ended September 30, 2008.

Cost of related party services was $1.4 million, or 89.9% of related party services revenue, for the nine months ended September 30, 2009, representing a decrease of $0.2 million, or 13.6%, as compared to $1.6 million, or 93.7% of related party services revenue, for the nine months ended September 30, 2008. Cost of related party services decreased for the nine month period primarily due to a decrease in related party consulting revenue during the three months ended September 30, 2009 as compared to the prior year.

Gross profit

Gross profit was $2.9 million, or 36.6% of revenue, and $4.7 million, or 26.3% of revenue, for the three and nine months ended September 30, 2009, respectively, representing an increase of $1.6 million, or 129.9% for the three months and an increase of $1.4 million, or 40.8% for the nine months, as compared to $1.3 million, or 25.7% of revenue, and $3.3 million, or 23.2% of revenue, for the three and nine months ended September 30, 2008, respectively.

           Gross profit from services was $2.8 million, or 39.9% of services revenue for the three months ended September 30, 2009, representing an increase of $1.5 million, or 122.8%, from the prior year’s gross profit from services of $1.3 million, or 29.6% of services revenue. The increase in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from services was $4.5 million, or 29.6% of services revenue for the nine months ended September 30, 2009, representing an increase of $1.3 million, or 41.4%, from the prior year’s gross profit from services of $3.2 million, or 26.6% of services revenue. The increase in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $65,587, or 12.3% of related party services revenue for the three months ended September 30, 2009, representing an increase of $44,120 from the prior year’s gross profit of $21,467, or 4.1% of related party services revenue for the three months ended September 30, 2008. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $158,604, or 10.1% of related party services revenue for the nine months ended September 30, 2009, representing an increase of $48,107, or 43.5% from the prior year’s gross profit of $110.497, or 6.3% of related party services revenue for the nine months ended September 30, 2008. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

           Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.7 million, or 9.0% of revenue, and $2.3 million, or 12.9% of revenue, for the three and nine months ended September 30, 2009, respectively, decreasing by $0.2 million, or 18.9%, and $0.3 million, or 11.6%, as compared to $0.9 million, or 18.0% of revenue, and $2.6 million, or 18.1% of revenue, for the three and nine months ended September 30, 2008, respectively.

Selling and marketing expense for the three months ended September 30, 2009 decreased by $0.2 million as compared to the prior year due primarily to a $0.1 million reduction in payroll and stock compensation expense and a $0.1 million reduction in professional fees and trade show expense.

Selling and marketing expense for the nine months ended September 30, 2009 decreased by $0.3 million as compared to the prior year due primarily to a $0.2 million reduction in payroll and stock compensation expense and a $0.1 million reduction in professional fees.

General and administrative

 General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.7 million, or 9.0% of revenue, and $1.9 million, or 11.2% of revenue, for the three and nine months ended September 30, 2009, decreasing by $0.2 million, or 22.7%, and $1.1 million, or 35.1%, as compared to $0.9 million, or 18.8% of revenue, and $3.0 million, or 21.3% of revenue, for the three and nine months ended September 30, 2008, respectively.

The $0.2 million decrease in general and administrative expense for the three months ended September 30, 2009 as compared to the prior year is primarily due to a $0.1 million reduction in payroll and stock compensation expense due primarily to a reduction in headcount and a $0.1 million reduction in bad debt expense during the current period.

The $1.1 million decrease in general and administrative expense for the nine months ended September 30, 2009 as compared to the prior year is primarily due to a $0.4 million reduction in payroll and stock option expense due to a reduction in headcount, a $0.3 million reduction in bad debt expense, and $0.4 million for expense reductions in the following categories: travel, utilities, bank fees, investor relations, stock exchange listing fees, legal fees, investor relations, rent, business licenses, business taxes and professional fees.

Goodwill impairment

Generally accepted accounting principles requires the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the nine month period ended September 30, 2008, it was determined that William McKnight’s employment contract would not be extended past its July 21, 2008 expiration date. As a result of this trigger event, the Company performed an interim impairment analysis with respect to the recorded goodwill relating to the McKnight Associates acquisition in the approximate amount of $1.4 million and determined it to be fully impaired. A $1.4 million goodwill impairment charge was recorded during the period ended June 30, 2008. Additionally, during the period ended September 30, 2008, as a result of a continued decline in strategic consulting revenues and gross margins during 2008, the goodwill relating to the DeLeeuw Associates business was evaluated and determined to be impaired. As a result of this evaluation, a $3.2 million goodwill impairment charge was recorded in the quarter ended September 30, 2008, resulting in total goodwill impairment charges during the nine months ended September 30, 2008 of $4,636,266. There was no goodwill impairment charge during the three or nine month periods ending September 30, 2009.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Depreciation and amortization expenses were $25,108 and $81,512, for the three and nine months ended September 30, 2009, respectively, representing a $37,297 and $142,562 decline from $62,405 and $224,074 for the three and nine months ended September 30, 2008, respectively.

Other income (expense)

During the nine months ended September 30, 2009, the Company recorded an impairment with respect to its investment in its related party, LEC, and recorded a charge of approximately $103,000. During the nine months ended September 30, 2008, the Company restructured its debt with TAG Virgin Islands, Inc. and issued Company common stock in repayment of $0.6 million of the Unsecured Convertible Note dated June 7, 2004. A $0.6 million loss on the extinguishment of this debt was recorded in March 2008.

Interest expense, which includes amortization of the discount on debt of zero and $0.1 million during the three and nine months ended September 30, 2009, respectively and $0.1 million and $0.2 million during the three and nine months ended September 30, 2008, respectively, was $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2008, respectively. Interest expense of $0.2 million for the three months ended September 30, 2009 declined by $0.1 million as compared to the prior year period. This reduction was due to $0.1 million of prior year charges related to warrants issued that did not reoccur in the current period. Interest expense of $0.7 million for the nine months ended September 30, 2009 remained unchanged as compared to the prior year period.

Liquidity and Capital Resources

The Company has incurred net losses for the nine months ended September 30, 2009 and the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the nine months ended September 30, 2009 and the years ended December 31, 2004 through 2008, and had an accumulated deficit of $72.1 million at September 30, 2009. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of September 30, 2009, the Company had a cash balance of approximately $31,473, compared to $0.3 million at December 31, 2008, and a working capital deficiency of $0.9 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. During September and October 2009, these notes have been repaid by the Company. Additionally, in 2008 the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of September 30, 2009. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock and $550,000 has been repaid in cash prior to the  October 31, 2009 maturity. The remaining $500,000 balance has been extended to April 30, 2012.

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

                      The Company’s working capital deficit was $0.9 million as of September 30, 2009 which represented a $0.4 million decrease in the working capital deficit when compared to the working capital deficit of $1.3 million as of December 31, 2008. The primary reason for the decrease in the working capital deficit is a $0.3 million reduction in cash, a $0.7 million increase in the outstanding line of credit balance, a $0.1 million increase in deferred revenue, a $0.5 million increase in accounts payable and accrued expenses and a $0.1 million decrease in prepaid expenses, partially offset by a $1.3 million increase in the accounts receivable balance and a $0.8 million decrease in short term notes payable as compared to the prior period. The short term notes payable decreased by $0.8 million due to both the repayment of short term notes and the reclassification of $0.5 million of short term notes payable to long term debt resulting from the extension of the note payable to April 2012.

Cash used in operating activities during the nine months ended September 30, 2009 was approximately $0.6 million compared to cash used in operating activities of $1.9 million for the nine months ended September 30, 2008. The decrease in cash used in operations was primarily the result of a $1.3 million reduction in the Company’s net loss adjusted for non-cash charges/credits recorded in income, such as depreciation, amortization, stock based compensation and bad debt expense, as compared to the prior year period.

Cash used in investing activities was $10,670 in the current period compared to $24,016 during the nine months ended September 30, 2008. The Company purchased computer equipment during both the current period and the comparable prior year period.

                      Cash provided by financing activities was $0.3 million during the nine months ended September 30, 2009 and cash provided by financing activities was $0.5 million during the nine months ended September 30, 2008. The cash provided by financing activities during the current period was due to additional borrowings under the Company’s revolving line of credit agreement with Access Capital.  The cash provided by financing activities during the prior period was primarily the result of the Company’s borrowing $0.4 million under short-term notes payable and obtaining $0.2 million in exchange for issuing 2.5 million shares of Company common stock.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of September 30, 2009) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this requirement as of June 30, 2008 and remains in default as of September 30, 2009. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes were originally due on December 27, 2008 and are convertible into 2,500,000 shares of common stock at the option of the holders. The maturity dates of the Notes were extended to October 31, 2009 and have been repaid in full during September 2009.

On September 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. This note was originally due on March 1, 2009 and is convertible into 2,500,000 shares of common stock at the option of the holders. The maturity date of the Note had been extended to September 1, 2009 and has been repaid in full during September 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. This note was originally due on April 1, 2009 and is convertible into 1,000,000 shares of common stock at the option of the holders. The maturity date of the Note was extended to October 31, 2009 and was repaid in full during October 2009.

There are currently no material commitments for capital expenditures.

                      As of September 30, 2009 and December 31, 2008, the Company had accounts receivable due from LEC of approximately $0.4 million and $0.3 million, respectively. There are no known collection problems with respect to LEC.

For the three and nine months ended September 30, 2009 and 2008, we invoiced LEC $0.5 million and $1.6 million and $0.5 million and $1.7 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of September 30, 2009:

Lender	Type of facility	Outstanding as of September 30, 2009 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$3,076,000	$0
Taurus Advisory Group, LLC / TAG Virgin Islands, Inc. Investors	Convertible Promissory Notes	$1,100,000	$-
Glenn Peipert	Promissory Note	$109,000	$-

TOTAL		$4,285,000	$0

 Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of September 30, 2009

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. We adopted this guidance for the period ended September 30, 2009, with no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.

During the first and second quarters of 2009, we adopted the following accounting guidance, none of which had a material effect on our consolidated results of operations or financial condition:

In June 2008, the FASB revised the authoritative guidance for earnings per share, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right and such an award does not meet the definition of a participating security in its current form (that is, prior to the requisite service having been rendered for the award). We adopted this guidance as of January 1, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB revised the authoritative guidance for financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. The adoption of this guidance had no material effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB revised the authoritative guidance for investments in debt and equity securities to provide guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009. We adopted the provisions of this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending September 30, 2009.

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

The Company recognizes revenue in accordance with generally accepted accounting principles. As a result, in the event that collectability from a client is not reasonably assured, revenue is recognized on the cash basis.

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

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 continues to be ineffective as of September 30, 2009. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conversion Services International, Inc.

Date: November 12, 2009	By:	/s/ Lori Cohen
Lori Cohen President and Chief Executive Officer