Form 10-K
period 2009-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2010-03-26
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending December 31, 2009

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
YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,356,517 as of June 30, 2009 (based on the closing price for such stock as of June 30, 2009).

As of March 22, 2010, there were 123,544,368 shares of common stock, par value $0.001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

References in this Form 10-K to the “Company,” “CSI,” “we,” “our” and “us” refer to Conversion Services International, Inc. and our consolidated subsidiaries. We are a technology and business process improvement/management firm providing professional services to the Global 2000 as well as mid-market clientele. Our core competency areas include strategic consulting, data warehousing, business intelligence, business process optimization, operational merger support, change management, Lean and Six Sigma consulting and data management consulting. Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries, although we do have clients in other industries. Our clients are primarily located in the northeastern United States. We enable organizations to leverage their corporate information assets by providing strategy, process, methodology, data warehousing, business intelligence, enterprise reporting and analytic solutions. Our organization delivers value to our clients, utilizing a combination of business acumen, technical proficiency, experience and a proven set of “best practices” methodologies to deliver cost effective services primarily through time and material engagements.

We believe that we possess the following attributes which differentiate us from our competitors:

•	role as a full life-cycle solution provider;

•	ability to provide strategic guidance and ensure that business requirements are properly supported by technology;

•	ability to provide solutions that integrate people, improve process and integrate technologies;

•	full range of service offerings relating to data warehousing, business intelligence, strategy and data quality;

•	perspective regarding the accuracy of data and our data purification process;

•	best practices methodology, process and procedures;

•	experience in architecting, recommending and implementing large and complex data warehousing and business intelligence solutions;

•	understanding of data management solutions;

•	ability to consolidate inefficient environments into robust, scalable, reliable and manageable enterprise solutions;

•	end-to-end process review and design capabilities; and

•	significant large-scale merger experience, from both the operational and strategic perspectives, in the Financial Services Industry.

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

We are committed to being a leader in data warehousing and business intelligence consulting. As a data warehousing and business intelligence specialist, we approach business intelligence from a strategic perspective, providing integrated data warehousing and business intelligence strategy and technology implementation services to clients that are attempting to leverage their enterprise information. Our matrix of services includes strategy consulting, data warehousing and business intelligence architecture and implementation solutions, data quality solutions and data management solutions. We have developed a methodology which provides a framework for each stage of a client engagement, from helping the client conceive its strategy, to architecting, engineering and extending its information. We believe that our integrated methodology allows us to deliver reliable, robust, scalable, secure and extensible business intelligence solutions in rapid timeframes based on accurate information. We also strive to be the leading provider of business process optimization solutions for organizations seeking to transform their businesses. We bring full-service implementation capabilities to handle any business, process or technical change. We provide value to our business process optimization clients through end-to-end review and design capabilities, by providing business/technology alignment to support continuous process improvement and we employ experienced change management professionals with functional expertise in their industries. We are at the forefront of utilizing the most current quality process and change techniques and adapt those to the best and highest needs of our clients business needs (to include “facilitated design sessions”, Lean and Six Sigma tools; and Change Adoption techniques). We integrate the best of both business intelligence and process reengineering to help clients build the capability to make business decisions based on metrics in real time.

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

•	Outsourcing - Development of new reports offsite and redeployment of reports in new technologies in support of technology consolidation.

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

•
Data Warehousing and Data Mart Design, Development and Implementation - Design, development and implementation of custom data warehouse solutions. These solutions are based on our methodology and best practices which include six sigma type tools used in the requirements gathering and warehouse building process.

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

Clients

For 20 years, we have helped our clients develop strategies and implement technology solutions to help them leverage corporate information.

Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries and are primarily located in the northeastern United States. During the year ended December 31, 2009, two of our clients, PNC Bank (28.6%) and Bank of America (10.2%) accounted collectively for approximately 38.8% of our total revenues. During the year ended December 31, 2008, two of our clients, Bank of America (20.3%) and LEC, a related party (11.9%), accounted collectively for approximately 32.2% of total revenues.  During 2007, the Company had sales to two major customers, Bank of America (17.4%) and ING (10.5%), which accounted collectively for approximately 27.9% of revenues.  We do not have long-term contracts with any of these customers. The loss of any of our largest customers could have a material adverse effect on our business. We have not had any collections problems with any of these customers to date.

Marketing

We currently market our services through our internal marketing group and our sales force comprised of 18 employees as of December 31, 2009. We also receive new business opportunities through referrals from current clients, strategic partners, independent industry analysts and industry associations. We are engaging in the following specific sales related programs and activities to expand our brand awareness and generate sales leads:

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

•
Web Seminars: Participation in web seminars provides exposure to new sales prospects and affords us the opportunity to demonstrate our subject matter expertise. We plan to perform approximately 15 web seminars in 2010.

•
Thought Leadership: We continually demonstrate our thought leadership by writing and promoting our white papers via our web site and through direct mail. CSI Deleeuw is the sponsor of the Financial Services ISixSigma portal and monthly articles by our consultants are published in the iSix Sigma financial services channel. We intend to continue all our publishing activities, including blogs, by-line articles and expert web channels where our experts respond to end-user questions.

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

•
Vendor Relations: We are continually identifying key vendor relationships. With the ability to leverage our 20 year history, we intend to continue to forge and maintain relationships with technical, service and industry vendors. We have solidified and continue to develop strategic relationships with technology vendors in the data warehousing and business intelligence arena. These relationships designate our status as a systems integration and/or reseller which authorizes us to provide consulting services and to resell select vendor software. We employ certified consultants in our vendor partner technology platforms. We maintain vendor independence by consistently evaluating the respective vendors’ technologies in our lab located at our headquarters in East Hanover, New Jersey.  We regularly attend vendor partnership events, including partner summits and user group meetings, in support of our partnership programs. We currently maintain relationships with the following:

Business Solutions Vendors:

SAP	We are an SAP partner focusing on Business Objects integration.

Database Vendors:

Oracle
We are part of the Oracle Partner Program (OPP) as a Certified Solution Provider (CSP). We also employ certified Oracle professionals and our partnership allows us to utilize Oracle support channels for technical advisement.

Microsoft	We are a Gold Microsoft Certified Solution Provider. We maintain the required number of Microsoft certified professionals to hold this designation.

Business Intelligence Vendors:

SAP	We are a partner focusing on integration of the Business Objects suite of products. We employ and maintain a staff of professionals that are certified in the vendor’s technology.

Oracle	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.

Cognos	We are a Systems Integration and Reseller Partner. We employ and maintain a staff of professionals that are certified in the vendor’s technology.

Informatica	We are a Systems Integration and Reseller Partner.

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

Competition

To our knowledge, there are no publicly-traded competitors that focus solely on data warehousing and business intelligence and business process optimization consulting and strategy. However, we have several competitors in the general marketplace, including data warehouse and business intelligence practices within large international, national and regional consulting and implementation firms, as well as smaller boutique technology firms. Many of our competitors are large companies that have substantially greater market presence, longer operating histories, more significant client bases, and financial, technical, facilities, marketing, capital and other resources than we have. We believe that we compete with these firms on the basis of the quality of our services, industry reputation and price.   We believe our competitors include firms such as:

•	Accenture

•	Cap Gemini Ernst & Young

•	IBM Global Services

•	Fujitsu

•	Bearing Point

•	Answerthink

•	Hitachi Consulting

•	Hewlett Packard

•	Business Edge

Employees

As of December 31, 2009, we had 45 outside consultants, 62 consultants on the payroll and 32 non-consultant employees. Outside consultants are not our employees, and as such, do not receive benefits or have taxes withheld.   These consultants are members or employees of separate corporations, they are responsible for providing us with a current certificate of insurance and they are responsible for filing and payment of their own taxes.  Consultants on the payroll may be either full time or hourly employees. Such consultants are billable to clients, and they have taxes withheld similar to other employees.

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

During the year ended December 31, 2009, services provided to two of our clients, PNC Bank (28.6%) and Bank of America, (10.2%) accounted for an aggregate of approximately (38.8%) of total revenues. During the year ended December 31, 2008, services provided to two of our clients, Bank of America (20.3%) and LEC, a related party, (11.9%) accounted for an aggregate of approximately (32.2%) of total revenues. Further, the majority of our current assets consist of accounts receivable, and as of December 31, 2009, receivables relating to PNC Bank and Bank of America accounted for 35.8% and 12.1% of our accounts receivable balance, respectively. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

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

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended December 31, 2009 contains a qualification regarding our ability to continue as a going concern. This qualification indicates that the Company’s recent losses other than in fiscal year 2009, negative cash flows from operations, its net working capital deficiency and its ability to pay its outstanding debt as they become due raises substantial doubt on the part of our independent registered public accounting firm that we can continue as a going concern in default of covenants with our financial institution. Such a qualified opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Our disclosure controls and procedures and internal controls over financial reporting have been materially deficient.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our disclosure controls and procedures and  internal control over financial reporting is not effective as of December 31, 2009.

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

During the year ended December 31, 2009, we reported net income and for the year ended December 31, 2008 we sustained a net loss and we cannot be sure that we will operate profitably in the future. During the year ended December 31, 2009, we recorded net income in the approximate amount of $31,956. During the fiscal year ended December 31, 2008, we reported a net loss in the approximate amount of $10.5 million. If we do not continue to be profitable on an ongoing basis, we could have difficulty obtaining funds to continue our operations. Except for the current period, we have incurred net losses each year since our merger with LCS Group, Inc.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

Our total debt as of December 31, 2009 was approximately $7.3 million. The degree to which we are leveraged could have important consequences to us, including the following:

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

As of April 2008, we failed to maintain $400,000 of working capital that is required by the Loan and Security Agreement with Access Capital, which constitutes an event of default.  In connection with the default, the Company and Access entered into a Limited Waiver Agreement whereby Access Capital waived the default, on the condition that (i) all debts owed to Access Capital bear an interest rate of 18% per annum from May 1, 2008 until such time as we maintain working capital of at least $400,000 and (ii) that we pay to Access a waiver fee in the amount of $5,000.  Although Access Capital waived certain rights and remedies in connection with this event of default, Access Capital may not waive these rights in the future. As of December 31, 2009, the Company remained in default with respect to the Access Capital Loan and Security Agreement. Although the Company remains in default of the Loan and Security Agreement, in January 2010 Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18% to 12% per annum.

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

There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel, particularly in the emerging area of data warehousing and in business process consulting, could adversely affect our business. We also depend upon the performance of our executive officers and key employees in particular, Lori Cohen and Bryan Carey. Although we have entered into an employment agreement with Ms. Cohen, the loss of either of these individuals could have a material adverse effect upon us. In addition, we have not obtained "key man" life insurance on the lives of Ms. Cohen or Mr. Carey.

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

One major group controls a significant number of the outstanding shares of our common stock and will continue to have significant control of our voting securities for the foreseeable future.

As of December 31, 2009, one major group, TAG Virgin Islands, controls approximately 76.4% of our common stock. Such percentages include options, warrants and convertible securities that are exercisable into common stock within sixty (60) days. This concentration of ownership of our common stock may:

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

There is a high degree of competition among companies seeking to acquire interests in information technology service companies such as those we may target for acquisition. We plan to be an active participant in the business of seeking business relationships with, and acquisitions of interests in, such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately-held information technology service companies generally place greater emphasis than obtaining the management skills and networking services that we can provide. Even if we are able to compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted acquisitions. If we cannot acquire interests in attractive companies on reasonable terms, our strategy to build our business through acquisitions may be inhibited.

We will encounter difficulties in identifying suitable acquisition candidates and integrating new acquisitions.

An element of our future business strategy is to grow through acquisitions. If we identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in our ongoing business, distract management, require other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to retain key employees of the acquired companies or maintain good relations with their clients or suppliers. We may be required to incur additional debt and to issue equity securities, which may be dilutive to existing stockholders, to effect and/or fund acquisitions.

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

We are authorized to issue 300,000,000 shares of our common stock.  As of March 22, 2010, there were 123,544,368 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of March 22, 2010, we had 16,666,667 shares of common stock underlying convertible notes.  As of March 22, 2010, we had outstanding stock options and warrants to purchase approximately 79,191,505 shares of our common stock, the exercise prices of which range between $0.001 and $5.25   per share, and we will have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  Of the reserved shares, a total of 10,000,000 shares are currently reserved for issuance in connection with our 2003 Incentive Plan.  To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution.  In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. To date, we have issued 19,000 shares of Series A Convertible Preferred Stock to shareholders represented by TAG Virgin Islands, Inc. (convertible into 3,800,000 shares of common stock) and 20,000 shares of Series B Convertible Preferred Stock (convertible into up to 4,000,000 shares of common stock based upon the lowest contractual conversion price) to an individual investor. While we presently have no plans to issue any more additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined. The CSI DeLeeuw division has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244. CSI DeLeeuw leases this space which has a stated expiration date of December 31, 2010.  Effective December 31, 2008, CSI’s subsidiary, Deleeuw Associates, Inc. merged with and into CSI Sub Corp. (DE), a wholly owned subsidiary of the Company.  The Deleeuw Associates, Inc. business is currently operated by CSI Sub Corp (DE) and is doing business as CSI DeLeeuw.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The following chart sets forth the closing high and low sales prices of our common stock for each quarter from January 1, 2008 through December 31, 2009. Because we voluntarily delisted from AMEX on September 8, 2008, all information after that date reflect high and low bid prices on the OTCBB.

	High	Low
2009 by Quarter
January 1 - March 31	$0.06	0.01
April 1 - June 30	$0.07	0.03
July 1 - September 30	$0.06	0.03
October 1 - December 31	$0.06	0.02

2008 by Quarter
January 1 - March 31	$0.19	0.10
April 1 - June 30	$0.14	0.07
July 1 - September 30	$0.10	0.03
October 1 - December 31	$0.07	0.01

On March 22, 2010, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.07.

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

(b) Record Holders. As of March 23, 2010, there were 508 registered holders of our common stock.

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

Years Ended December 31, 2009 and 2008

The Company’s revenues are primarily comprised of billing to clients for consulting hours worked on client projects. Revenues of $24.2 million for the year ended December 31, 2009 increased by $4.5 million, or 22.5%, compared to revenues of $19.7 million for the year ended December 31, 2008.

Revenues for the Company are categorized by strategic consulting, business intelligence and data warehousing, data management, reimbursable expenses and other. The chart below reflects revenue by line of business for the years ended December 31, 2009 and 2008.

	For the year ended December 31,
	2009		2008
	$	% of total revenues	$	% of total revenues

Strategic consulting	$9,143,320	37.8%	$5,332,784	27.0%
Business intelligence and data warehousing	11,576,737	47.8%	11,076,398	56.1%
Data management	2,095,983	8.7%	2,340,657	11.9%
Reimbursable expenses	1,184,738	4.9%	719,956	3.6%
Other	193,425	0.8%	273,791	1.4%
	$24,194,203	100.0%	$19,743,586	100.0%

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

Strategic consulting revenues of $9.1 million, or 37.8% of total revenues, for the year ended December 31, 2009, increased by $3.8 million, or 10.8% points of total revenue, as compared to revenues of $5.3 million, or 27.0% of total revenues, for the comparable prior year period. The $3.8 million increase is primarily due to a project with PNC Bank that started in April 2009 and contributed approximately $6.5 million to strategic consulting revenues in 2009. Partially offsetting this increase was a $1.6 million reduction in revenues from Bank of America and a total of approximately $1.1 million of reductions from various other clients relating to projects that were ongoing in both 2009 and 2008, including NYISO and clients of our former Integrated Strategies division, as compared to the prior year. The strategic consulting division increased average headcount by 21% and increased its average bill rate by 46.8% as compared to the prior year.

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

Business intelligence and data warehousing (“BI/DW”) revenues of $11.6 million, or 47.8% of total revenues, for the year ended December 31, 2009, increased by $0.5 million, but decreased by 8.3% points of total revenues, as compared to BI/DW revenues of $11.1 million, or 56.1% of total revenues, for the comparable prior year period. The increase in BI/DW revenues for the year ended December 31, 2009 is primarily due to new 2009 projects which provided approximately $2.6 million of current year revenue, partially offset by $2.4 million of 2008 projects which were completed in the prior year. Overall, the Company experienced a 6.1% increase in billable hours, a 9.8% increase in average headcount, and a 1.9% decrease in utilization in this line of business during 2009 as compared to the prior year. The remaining $0.3 million increase in revenues relates to an increase in the volume of business transacted with ongoing clients in 2009 as compared to 2008.

Data Management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, Leading Edge Communications (“LEC”).

Data management revenues of $2.1 million, or 8.7% of total revenues, for the year ended December 31, 2009, decreased by $0.2 million, or 3.2% points, as compared to data management revenues of $2.3 million, or 11.9% of total revenues, for the comparable prior year period. This decrease in current year revenue is primarily due to a 1.6% reduction in the number of billable hours in 2009 as compared to the prior year and a 9.4% reduction in the average hourly bill rate as compared to the prior year. The number of consultants working in the data management line of business remained unchanged as compared to the prior year.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $17.4 million or 71.7% of total revenues for the year ended December 31, 2009, increased by $2.6 million, but decreased as a percent of total revenue by 3.5% points as compared to cost of revenue of $14.8 million, or 75.2% of total revenues, for the comparable prior year period.

Services

Cost of services was $14.2 million, or 68.7% of services revenue, for the year ended December 31, 2009, which increased by $2.4 million, but decreased by 3.4% points, as compared to cost of services of $11.8 million, or 72.1% of services revenue, for the year ended December 31, 2008.  This increase in cost of services is primarily due to a 26.3% increase in services revenue, partially offset by a $0.2 million reduction in stock compensation expense in the current period, as compared to the prior year. The average number of consultants on billing increased 14.0% in the current year as compared to the prior year. The Company’s average billable consultant headcount in this services category was 98 and 86 for the years ended December 31, 2009 and 2008, respectively.

Related Party Services

Cost of related party services was $1.8 million, or 88.2% of related party services revenue, for the year ended December 31, 2009, representing a decrease of $0.4 million and 3.7% points of related party services revenue, as compared to $2.2 million, or 91.9%, of related party services revenue for the year ended December 31, 2008.   Cost of related party services decreased by $0.4 million in the current year primarily due to a $0.3 million reduction due to reduced revenues in the current year as compared to the prior period and $0.1 million of various other cost reductions. Overall, the average number of billable consultants utilized by LEC was unchanged at 16 for each of the periods ended December 31, 2009 and 2008, respectively.

Gross profit

Gross profit of $6.8 million or 28.3% of total revenue for the year ended December 31, 2009, increased by $1.9 million and increased as a percentage of revenue by 3.5% points as compared to gross profit of $4.9 million or 24.8% of total revenues for the comparable prior year period.

Services

Gross profit from services was $6.5 million, or 31.3% of services revenue, for the year ended December 31, 2009, increased by $1.9 million, and increased as a percentage of services revenue by 3.4% points, as compared to $4.6 million, or 27.9% of services revenue, for the year ended December 31, 2008. These gross profit changes as compared to the prior year have been outlined in the revenue and cost of revenue analysis.

Related Party Services

Gross profit from related party services was $0.2 million, or 11.8% of related party services revenue, for the year ended December 31, 2009, remaining unchanged, but increasing by 3.7% points, as compared to gross profit from related party services of $0.2 million, or 8.1% of related party services revenue, for the year ended December 31, 2008. These gross profit changes as compared to the prior year have been outlined in the revenue and cost of revenue analysis.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses of $3.0 million, or 12.5% of revenue for the year ended December 31, 2009, decreased by $0.3 million, or 4.0% points of total revenue, as compared to $3.3 million, or 16.5% of total revenue, for the year ended December 31, 2008. The $0.3 million decrease in selling and marketing expense is primarily due to a $0.2 million decrease in payroll and payroll related expenses and a $0.1 million reduction in professional fees as compared to the prior year. The 4.0% point decrease in selling and marketing expense as a percent of total revenue is due to the $4.5 million increase in revenue as compared to the prior year.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs of $2.8 million or 11.4% of revenue for the year ended December 31, 2009, decreased by $0.8 million, or 6.8% points of total revenues, as compared to $3.6 million, or 18.2% of total revenues for the year ended December 31, 2008. The $0.8 million decrease in general and administrative expense is primarily due to a $0.2 million reduction in payroll and payroll related expense, a $0.3 million reduction in bad debt expense, and a $0.1 million reduction in legal fees. Additionally, there was a $0.2 million reduction in various expenses including travel, utilities, bank fees, stock exchange listing fees, SEC filing expenses, business taxes and rent expense.

Goodwill and intangibles impairment

During the year ended December 31, 2008, the Company learned that the remaining Integrated Strategies (“ISI”) consultants were to be ending their projects. Additionally, the strategic consulting revenues related to the DeLeeuw Associates business declined dramatically in 2008 due to the completion of the ING project in December 2007, fewer new projects in 2008, and a reduced forecast due to the general economic decline in the financial services sector. The Scosys business was restructured during 2008 in an effort to reduce Company expenses. William McKnight’s employment with the Company was terminated during 2008. The accounting standards  instruct the Company to test intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a result of the above, the remaining $0.1 million of ISI goodwill was determined to be impaired, the entire $0.4 million of Scosys goodwill was determined to be impaired, the $1.4 million of McKnight goodwill was determined to be impaired, and the $5.0 million of DeLeeuw Associates goodwill and intangible assets was determined to be impaired during 2008. In total, $6.9 million of goodwill and intangible assets were impaired during 2008 and therefore written off.

There were no impairments of goodwill or intangible assets recorded during the year ended December 31, 2009.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment, which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements was taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.1 million for the year ended December 31, 2009, decreasing by $0.2 million as compared to $0.3 million for the year ended December 31, 2008. The $0.2 million decrease in depreciation and amortization expense for the year ended December 31, 2009 is primarily due to equipment becoming fully depreciated in 2009 and intangibles that became fully amortized during 2008 required a partial year of amortization in 2008, but none in 2009.

Other income (expense)

The loss on extinguishment of debt of $0.7 million in 2008 related to accounting for the conversion of notes payable to shareholders represented by TAG Virgin Islands into Company common stock. No loss on extinguishment was recorded in 2009.

Equity in (losses) earnings from investments was ($103,298) in 2009 as compared to $21,045 in 2008. During 2009, the Company performed an impairment review with respect to its investment in Leading Edge Technologies (“LEC”) and, as a result, recorded an impairment charge for the recorded value of its investment in LEC.

Interest expense, net of $0.8 million for the year ended December 31, 2009 decreased by $0.3 million, or 26.3%, from interest expense, net of $1.1 million for the year ended December 31, 2008. The $0.3 million decrease in interest expense is primarily due to a reduction of $0.1 million for charges related to the relative fair value of warrants issued, a $0.2 million reduction in amortization of debt discounts, and a reduction of $0.2 million related to accretion of warrants on notes issued in 2008. These interest expense reductions were partially offset by $0.2 million of increased interest expense related to the Access Capital line of credit in 2009 as compared to the prior year. This interest increased due to having the line in place for the entire year in 2009 as compared to nine months in 2008 and the interest rate was raised to 18% subsequent to the Company being in default of the loan covenant. Additionally, the average line of credit balance was approximately $2.9 million in 2009 as compared to approximately $1.7 million in 2008, so interest was being paid on a larger account balance in the current period.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years.   As a result of this evaluation, the Company has recorded a valuation allowance of $12.5 million and $12.6 million during the years ended December 31, 2009 and 2008, respectively.   This allowance was recorded because, based on the weight of available information, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

At December 31, 2009, the Company had net operating loss carryfowards for Federal and State income tax purposes of approximately $12.1 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007 and 2008, which may place limitations on the current net loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company reported net income for the year ended December 31, 2009, it has incurred net losses for the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $71.6 million at December 31, 2009. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict for how long we will remain profitable or if the Company’s business will continue to improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of December 31, 2009, the Company had a cash balance of approximately $0.1 million, compared to $0.3 million at December 31, 2008, and a working capital deficiency of $0.5 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. These Notes were repaid in full during fiscal 2009. Additionally, during 2008 the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000.

The Company executed a three-year revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”) which matures on March 30, 2011. As of December 31, 2009, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective in January 2010, Access Capital has agreed to reduce the interest rate payable on borrowings under the Loan and Security Agreement from 18% to 12% per annum. Refer to footnote 5 of the Notes to Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock. This note was replaced in December 2008 with a note that reflected the $1,050,000 balance outstanding at that time. The maturity date remained June 6, 2009. $550,000 was repaid in cash during fiscal 2009. The maturity on the remaining $500,000 balance which is outstanding at December 31, 2009, has been extended to April 30, 2012. The December 2008 note was replaced in March 2010. A $500,000 Unsecured Convertible Note was issued in March 2010 which bears interest at 7% and matures on April 30, 2012.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which matures on February 6, 2011. The Company does not currently have the funds to repay this debt upon maturity. Refer to footnote 9 of the Notes to Consolidated Financial Statements for further discussion on the Preferred Stock issuance.

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

The Company’s working capital deficit of $0.5 million as of December 31, 2009 decreased by $0.8 million as compared to the Company’s working capital deficit of $1.3 million as of December 31, 2008. The Company’s working capital position has improved during the current year primarily due to the repayment of $0.9 million of short-term notes and $0.5 million of short-term notes were reclassified to long-term debt. Additionally, accounts receivable increased by $0.4 million due to increased revenues in the current period. Partially offsetting this improvement, was an increased liability under the Company’s line of credit of $0.2 million, deferred revenue increased by $0.1 million, and accounts payable and accrued liabilities increased by $0.5 million. The Company’s cash balance also declined by $0.2 million.

Cash provided by operating activities during the year ended December 31, 2009 was $0.6 million, an increase of $2.5 million from the cash used in operating activities of $1.9 million for the year ended December 31, 2008. Cash provided by operating activities during the year ended December 31, 2009 primarily relates to a $0.4 million “cash-based” income from operating activities, as determined by adding the non-cash charges incurred of $0.4 million to the reported net income of $31,956 for the year ended December 31, 2009 and $0.2 million of cash provided by changes in operating assets and liabilities. The changes in operating assets and liabilities includes a $0.6 million increase in accounts payable and accrued expenses and deferred revenue, partially offset by a $0.4 million increase in accounts receivable and prepaid expenses as compared to the prior year.

Cash used in investing activities during 2009 of $15,466 relates to the purchase of computer equipment for the Company’s employees. Cash used in investing activities of $32,194 during 2008 also relates to the purchase of computer equipment for the Company’s employees.

Cash used in financing activities was $0.8 million during the year ended December 31, 2009. During 2009, $1.0 million of short-term debt was repaid. Partially offsetting this use was $0.2 million of additional advances received under the Company’s revolving line of credit.

While the Company reported net income in the amount of $31,956 for the year ended December 31, 2009, it has experienced significant losses from 2004 through 2008. To that extent, the Company had experienced negative cash flow during these years which has perpetuated the Company’s liquidity issues. To address the liquidity issue, the Company entered into various debt and equity instruments between August 2004 and December 2008 and, as of December 31, 2009 had approximately $5.4 million of liabilities outstanding in addition to an aggregate of $3.9 million of Series A and Series B Convertible Preferred Stock which was issued in 2006.

Financing transactions effectuated in 2008, and through March 30, 2010, are as follows:

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

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes were due on December 27, 2008 and were convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. The maturity dates of the Notes had been extended to October 31, 2009. These Notes were repaid in September 2009.

On September 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. This note was due on March 1, 2009 and was convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. In March 2009, the maturity date of this Note was extended to September 1, 2009. This Note was repaid in September 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. The maturity date of this Note was extended to October 31, 2009 and was convertible into 1,000,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 1,000,000 shares of Company common stock, exercisable at a price of $0.055 per share (subject to adjustment), and are exercisable for a period of five years. This Note was repaid in October 2009.

Access Capital, Inc.

On March 31, 2008, the Company executed a revolving line of credit agreement with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of December 31, 2009) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases to $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. As of December 31, 2008 and 2009 and as of March 30, 2010, the Company was in default of the Loan and Security Agreement. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, had notified the Company’s clients of their security interest in the amounts due to the Company, and had provided instruction that payments are to be made directly to Access Capital.

As of December 31, 2009, approximately $2.5 million was outstanding under the revolving line of credit. The interest rate on the revolving line was 18.0% as of December 31, 2009. In January 2010, Access Capital agreed to reduce the interest rate on the revolving line of credit to 12%. The interest rate remained at 12% as of March 30, 2010.

There are currently no material commitments for capital expenditures.

As of December 31, 2009 and 2008, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.3 million, respectively. There are no known collections problems with LEC.

For the years ended December 31, 2009 and 2008, we invoiced LEC $2.1 million and $2.3 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of LEC’s billing is derived from Fortune 100 clients.  The collection process is slow, as these clients require separate approval on their own internal systems, which extends the payment cycle.

As of December 31, 2009, Mr. Peipert’s outstanding loan balance to the Company was approximately $0.1 million. The unsecured loan by Mr. Peipert accrues interest at a simple rate of 8% per annum, and the loan matured on April 30, 2007.

The following is a summary of the debt instruments outstanding as of March 23, 2010:

Lender	Type of facility	Outstanding as of March 23, 2010 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$2,284,215	$579,329

TAG Virgin Islands, Inc. investors	Long-term debt	$500,000	$0

TAG Virgin Islands, Inc. investors	Series A and B Convertible Preferred Stock	$3,900,000	$0

Glenn Peipert	Related party note payable	$93,225	$0

TOTAL		$6,777,440	$579,329

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

Services

Revenues are principally derived from consulting and professional services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed or determinable and collection is probable. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenues on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such a valuation requires us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies, and estimating cash flows from projects when completed and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. These estimates may change as additional information becomes available regarding the assets acquired and liabilities assumed. Additionally, in accordance with generally accepted accounting principles, the Company values an acquisition based upon the market price of its common stock for a reasonable period before and after the date the terms of the acquisition are agreed upon and announced.

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

Stock-based Compensation

Accounting for stock-based compensation primarily relates to the accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standards require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between generally accepted accounting principles and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

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

New Accounting Standards

In July 2009, the FASB”s Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative U.S. GAAP (other than rules and interpretive releases of the SEC). The Codification is topically based with topics organized by ASC number and updated ASUs. ASUs replace accounting guidance that was historically issued as Statements of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Abstracts and other types of accounting standards. The Codification became effective September 30, 2009 for the Company, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  This pronouncement is related to disclosure only and it is not anticipated to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate the consideration received. This ASU is effective for fiscal periods beginning on or after June 15, 2010, which is January 1, 2011 for the Company.  This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011.  The Company is currently evaluating the impact that this new accounting guidance will have on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 Measuring Liabilities at Fair Value to clarify how entities should estimate the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now included in ASC Topic 855 Subsequent Events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages 47  through 65 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of controls and procedures

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

Management’s Report on Internal Controls Over Financial Reporting

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2009.

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

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our directors and executive officers are as follows:

Name	Year First Elected as Director or Officer	Age	Positions Held
Lori Cohen	2009	52	Chief Executive Officer and Director
Scott Newman	2004	50	Chief Strategy Officer and Chairman
William Hendry	2006	49	Vice President, Chief Financial Officer, Secretary and Treasurer
Bryan Carey	2007	52	Senior Vice President - Strategic Consulting and Managing Director, CSI DeLeeuw division
Glenn Peipert	2004	49	Director
Lawrence K. Reisman*	2004	51	Director

Thomas Pear**	2006	57	Director

* Chair of the Audit Committee, and member of the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee.

** Chair of the Compensation and Stock Option Committee, and member of the Audit Committee and the Nominating and Corporate Governance Committee.

LORI COHEN, has been our Chief Executive Officer since April 2009.  Prior to that, she has been Vice President of Technology at the Company for over 13 years. Ms. Cohen has been a hands-on strategist and project manager with more than 25 years of experience in Architecture, Data Migrations, Data Modeling, Design, QA and Development of a variety of Information and Data warehouse systems. In addition Ms. Cohen has significant industry expertise in both financial services as well as pharmaceutical.  Ms. Cohen provided subject matter expertise as well technical expertise to our global 2000 clients and served on the company's technical advisory committee (TAC).  Her leadership skills and strengths have positioned her as the lead strategist and engagement manager on many of CSI’s high-profile engagements. She has been instrumental in developing the best practices for information management development currently in use at CSI.  Cohen holds a bachelor’s degree in computer science from S.U.N.Y. Oswego.

SCOTT NEWMAN has been our Chief Strategy Officer since April 2009 and Chairman since January 2004.  From January 2004 to April 2009, he served as our President and Chief Executive Officer. Mr. Newman founded the former Conversion Services International, Inc. in 1990 (before its merger with and into LCS Group, Inc. in 2004). He has over twenty years of experience providing technology solutions to major companies internationally. Mr. Newman has direct experience in strategic planning, analysis, design, testing and implementation of complex big-data solutions. He possesses a wide range of software and hardware architecture/discipline experience, including, client/server, data discovery, distributed systems, data warehousing, mainframe, scaleable solutions and e-business. Mr. Newman has been the architect and lead designer of several commercial software products used by Chase, Citibank, Merrill Lynch and Jaguar Cars. Mr. Newman advises and reviews data warehousing and business intelligence strategy on behalf of our Global 2000 clients, including AT&T Capital, Jaguar Cars, Cytec and Chase. Mr. Newman is a member of the Young Presidents Organization, a leadership organization that promotes the exchange of ideas, pursuit of learning and sharing strategies to achieve personal and professional growth and success. Mr. Newman received his B.S. from Brooklyn College in 1980.

WILLIAM HENDRY has been our Vice President, Chief Financial Officer and Treasurer since October 2006. He was appointed Secretary of the Company in August 2007. Mr. Hendry previously served as the Company’s Controller from 2004-2006. Prior to joining the Company, Mr. Hendry was controller of Scientific Games Online Entertainment Systems, a developer, installer and operator of online, instant and video lottery systems, from 2002-2004. From 2000-2002, Mr. Hendry was a consultant to Cipolla Sziklay Zak & Co. and Pharmacia. Prior to this, Mr. Hendry served as the corporate controller of AlphaNet Solutions, a publicly-held information technology professional services company, as the corporate controller of Biosource International, a publicly-held international manufacturer of technology products, and as vice president - finance of Quarterdeck, a publicly-held publisher of utility and software applications. Mr. Hendry began his career at KPMG LLP. Mr. Hendry has an M.B.A. in finance and a B.S. in accounting from Fairleigh Dickinson University, is a certified public accountant in New Jersey, and is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Certified Public Accountants, and the Financial Executives Institute.

BRYAN CAREY has been our Senior Vice President - Strategic Consulting, and Managing Director of our CSI DeLeeuw division (formerly CSI’s wholly owned subsidiary DeLeeuw Associates, Inc.) since February 2007. Prior to joining DeLeeuw Associates in 2000 as a senior vice president of business development, Carey spent nearly 20 years as an executive in project and change management in the banking industry, including Bank of America. Mr. Carey was promoted to executive vice president of DeLeeuw Associates in 2003, where he was responsible for major account relationships, project oversight and business development. Mr. Carey built DeLeeuw Associates’s Lean and Six Sigma practice providing the leadership, consulting, training and discipline to grow the business from a start-up to a successful, thriving business. Most recently, Mr. Carey has led Lean Six Sigma roll-out initiatives at NY Independent System Operators, Bank of New York, Cendant Corporation and JPMorgan Chase. Mr. Carey has spoken at numerous Six Sigma events, as well as authored a number of articles on change and project management utilizing Lean and Six Sigma. Mr. Carey received his B.S in Philosophy from Notre Dame in 1980 and received his M.B.A. in finance from the University of South Carolina in 1983.

GLENN PEIPERT has been a Director since January 2004, and was Executive Vice President and Chief Operating Officer from January 2004 to January 2010 and held those same positions with the former Conversion Services International, Inc. since its inception in 1990. Mr. Peipert has over two decades of experience consulting to major organizations about leveraging technology to enable strategic change. He has advised clients representing a broad cross-section of rapid growth industries worldwide. Mr. Peipert has hands on experience with the leading data warehousing products. His skills include architecture design, development and project management. He routinely participates in architecture reviews and recommendations for our Global 2000 clients. Mr. Peipert has managed major technology initiatives at Chase, Tiffany, Morgan Stanley, Cytec and the United States Tennis Association. He speaks nationally on applying data warehousing technologies to enhance business effectiveness and has authored multiple white papers regarding business intelligence. Mr. Peipert is a member of the Institute of Management Consultants, as well as TEC International, a leadership organization whose mission is to increase the effectiveness and enhance the lives of chief executives and those they influence. Mr. Peipert received his B.S. from Brooklyn College in 1982.

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

Director Independence

The Board has reviewed each of the directors’ relationships with the Company in conjunction with Section 121(A) of the listing standards of the American Stock Exchange and has affirmatively determined that two of our directors, Lawrence K. Reisman and Thomas Pear are independent of management and free of any relationship that would interfere with the independent judgment as members of the Board of Directors or any committee thereof.

Committees of the Board of Directors

The Board of Directors has established three standing committees: (1) the Audit Committee, (2) the Compensation and Stock Option Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Board. Copies of the charters of the Audit Committee, the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee are posted on our website. Mr. Reisman and Mr. Pear are members of each of such committees.

Audit Committee

The Audit Committee was formed in April 2005. The Audit Committee met 4 times in fiscal year 2009. A quorum of the members of the Audit Committee was present, either in person or telephonically at each meeting. The Audit Committee is responsible for matters relating to financial reporting, internal controls, risk management and compliance. These responsibilities include appointing, overseeing, evaluating and approving the fees of our independent auditors, reviewing financial information which is included in our Annual Report on Form 10-K, discussions with management and the independent auditors regarding the results of the annual audit and our quarterly financial statements, reviewing with management our system of internal controls and financial reporting process and monitoring our compliance program and system.

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

Compensation and Stock Option Committee

The Compensation Committee and the Stock Option Committee merged in March 2007. The Committee met 3 times in fiscal year 2009 and a quorum of the members of the Compensation and Stock Option Committee was present, either in person or telephonically, at the meetings. Additionally, the Committee acted once by written consent during 2009. The Compensation and Stock Option Committee is responsible for matters relating to the development, attraction and retention of the Company’s management and for matters relating to the Company’s compensation and benefit programs. As part of its responsibilities, this committee evaluates the performance and determines the compensation of the Company’s Chief Executive Officer and approves the compensation of our senior officers, as well as to fix and determine awards to employees of stock options, restricted stock and other types of stock-based awards.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for providing oversight on a broad range of issues regarding our corporate governance practices and policies and the composition and operation of the Board of Directors. These responsibilities include reviewing potential candidates for membership on the Board and recommending to the Board nominees for election as directors of the Company. The Nominating and Corporate Governance Committee was formed in May 2005. This Committee met 1 time during fiscal 2009. A quorum of the members of this Committee was present at the meeting. The former chairperson of this Committee resigned from the Board of Directors during fiscal 2009. On March 19, 2010, Thomas Pear was appointed chairperson of this Committee. A complete description of the Nominating and Corporate Governance Committee’s responsibilities is set forth in the Nominating and Corporate Governance written charter. A copy of the charter is available to stockholders on the Company’s website. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules and regulations of the SEC. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. There are no minimum qualifications for consideration for nomination to be a director of the Company. The nominating committee will assess all director nominees using the same criteria. Nominations made by stockholders must be made by written notice received by the Secretary of the Company within 30 days of the date on which notice of a meeting for the election of directors is first given to stockholders. The Nominating and Corporate Governance Committee and the Board of Directors carefully consider nominees regardless of whether they are nominated by stockholders, the Nominating and Corporate Governance Committee or existing Board members.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2009, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation information for the last two fiscal years for (i) Ms. Lori Cohen, our Principal Executive Officer and (ii) the two most highly compensated executive officers other than the Principal Executive Officer, who were serving as executive officers at the end of the fiscal year and who we refer to collectively, the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(s)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)		($)		($)
Lori Cohen	2009	276,633	47,178					13,753	(2)	337,564
Chief Executive Officer	2008	235,927	18,999					18,859	(2)	273,785

Scott Newman	2009	303,833	174,894					31,280	(1)	510,007
Chief Strategy Officer	2008	375,000						46,765	(1)	421,765

Bryan Carey
Senior Vice	2009	250,000	86,601					13,889	(2)	350,490
President, Managing Director DeLeeuw Associates	2008	250,000	21,072					14,762	(2)	285,834

Scott Newman served as the Company’s President and Chief Executive Officer until prior to April 2009, and the Company’s Chief Strategy Officer following April 2009.

Lori Cohen served as the Company’s Vice President of Technology prior to, and the Company’s Chief Executive Officer following April 2009.

(1)	Amounts shown reflect payments related to medical, dental and life insurance, car payments, 401(k) contributions and country club dues paid by the Company.

(2)	Amounts shown reflect payments related to medical, dental and life insurance, car payments and 401(k) contributions by the Company.

The following table shows outstanding equity awards at December 31, 2009:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lori Cohen	300,000	—	—	2.475	3/29/2014	—	—	—	—
	150,000			0.83	11/16/2015
	150,000			0.25	10/10/2016
Scott Newman	—	—	—	—	—	—	—	—	—
Bryan Carey	33,333	—	—	3.00	5/28/2014	—	—	—	—
	125,000	—	—	0.83	11/16/2015	—	—	—	—
	150,000	—	—	0.25	10/10/2016	—	—	—	—
	166,666	83,334	—	0.30	5/10/2017	—	—	—	—

The following table shows the details of compensation paid to outside directors of the Company during 2008:

Director Compensation for 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Frederick Lester	2,250	—	—	—	—	—	2,250
Thomas Pear	7,500	7,500	—	—	—	—	15,000
Lawrence K. Reisman	7,750	7,500	—	—	—	—	15,250

Narrative Disclosure to Summary Compensation

On June 30, 2009, Lori Cohen, our President and Chief Executive Officer, entered into an employment agreement dated as of April 1, 2009 for a term ending July 31, 2010, unless further extended or earlier terminated.  Pursuant to the employment agreement, Ms. Cohen will receive the following compensation: (a) an annual salary of $280,000; (b) bonus as determined by the Board of Directors; (c) 2% of the gross sales of any project that is managed by Ms. Cohen; (d) 7.5% of net income (subject to certain adjustments) of the Company for the period commencing April 1, 2009 and ending December 31, 2009, provided the Company’s  net income exceeds $133,000 during the period; the incentive payment for the annual period commencing January 1, 2010 will be based on the Company’s net income exceeding $200,000; (e) and other benefits including health, life and disability insurance, as well as a monthly car allowance.

Scott Newman, our Chief Strategy Officer and Chairman, agreed to an employment agreement dated as of May 1, 2009 for a term ending April 31, 2010 unless extended or earlier terminated. Pursuant to the employment agreement, Mr. Newman will receive the following compensation: (a) an annual salary of $275,000; (b) 20% of his hourly billable rate billed to clients; (c) 2% of the gross billing for clients for whom Mr. Newman serves as the Engagement Manager, excluding Mr. Newman’s billable time for that client; (d) 0.5% of the Company’s monthly gross profits on the first $400,000 and 5% of the gross profit for the Company in excess of $400,000 for any given month; (e) 2.5% of net income (subject to certain adjustments) of the Company during the period commencing on April 1, 2009 and ending December 31, 2009, provided the Company’s net income exceeds $133,000; the incentive payment for the annual period commencing January 1, 2010 will be based on the Company’s net income exceeding $200,000; and (f) and other benefits including health, life and disability insurance, as well as a monthly car allowance.

The following named executive officers have arrangements pursuant to their employment agreements that provide for payment of severance payments:

*	In the event that Lori Cohen’s employment is terminated other than with good cause, Ms. Cohen will receive a lump sum payment of 3 months salary without incentives.

*	In the event that Scott Newman’s employment is terminated other than with good cause, Mr. Newman will receive a lump sum payment of 35,000 at the date of termination.

Stock Ownership Requirement for Management

The Company does not have a formal policy requiring stock ownership by management. One of the key objectives of the 2003 Incentive Plan is to promote ownership of the Company’s stock by management.

Compensation of Members of the Board of Directors

Directors of the Company who are not employees of the Company or its subsidiaries are entitled to receive an amount of restricted common stock equal in value to $7,500 plus cash in the amount of $2,500 as compensation for serving as directors. The directors also receive $500 per Board meeting attended in person, $250 per Board meeting attended via teleconference, $250 per Committee meeting attended, and an annual stock option grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of March 22, 2010, based on 123,544,368 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Lori Cohen (3)	606,166	*
Scott Newman(4)	19,655,413	15.9%
Glenn Peipert(5)	10,450,394	8.4%
William Hendry(6)	210,000	*
Bryan Carey (7)	474,999	*
Lawrence K. Reisman (8)	429,535	*
Thomas Pear (9)	383,735	*
Matthew J. Szulik	73,049,991	45.6%

All directors and officers as a group (7 persons)	32,210,242	25.7%

*	Represents less than 1% of the issued and outstanding Common Stock.

(1)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)	All addresses are c/o Conversion Services International, Inc., 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.

(3)
Ms. Cohen is the Company’s Chief Executive Officer and Director. Consists of an option to purchase 300,000 shares of Common Stock granted on March 29, 2004, and expiring on March 29, 2014, at an exercise price of $2.475 per share. Consists of an option to purchase 150,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 150,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share.

(4)	Mr. Newman is the Company’s Chief Strategy Officer and Chairman of the Board.

(5)
Mr. Glenn Peipert is a Director of the Company. Includes an option to purchase 250,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2010, at an exercise price of $0.83 per share.

(6)
Mr. William Hendry is the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer. Consists of an option to purchase 30,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.    Consists of an option to purchase 30,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 150,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share.

(7)
Mr. Carey is the Company’s Senior Vice President and Managing Director, CSI DeLeeuw. Consists of an option to purchase 33,333 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.    Consists of an option to purchase 125,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 150,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share. Consists of an option to purchase 166,666 shares of Common Stock granted on May 10, 2007, and expiring on May 10, 2017, at an exercise price of $0.30 per share and does not include an option to purchase 83,334 shares of Common Stock which vest on May 10, 2010.

(8)
Mr. Reisman is a Director.  Consists of an option to purchase 30,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share. Consists of an option to purchase 20,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 25,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share. Includes 24,178 shares granted in October 2007, 142,857 shares granted in October 2008, and 187,500 shares granted in October 2009 in connection with the annual director compensation.

(9)
Mr. Pear is a Director. Consists of an option to purchase 25,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25. Includes 24,178 shares granted in October 2007, 142,857 shares granted in October 2008, and 187,500 shares granted in October 2009 in connection with the annual director compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During the last fiscal year, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, or an executive officer or any family of such parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2009	December 31, 2008
Audit Fees	$130,063	$141,200
Audit Related Fees	7,475	-
Tax Fees	31,342	45,500
All Other Fees	15,376	17,500
	$184,256	$204,200

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

4.1 Common Stock Purchase Warrant dated February 2, 2006, in favor of Taurus Advisory Group, LLC (filed as Exhibit 10.3 on Form 8-K on February 8, 2006).

4.2 Common Stock Purchase Warrant, dated August 11, 2006, in favor of Matthew J. Szulik (filed as Exhibit 10.3 on Form 8-K on August 16, 2006).

4.3 Common Stock Purchase Warrant, dated August 11, 2006, in favor of Feiner Family Trust (filed as Exhibit 10.4 on Form 8-K on August 16, 2006).

4.4 Common Stock Purchase Warrant in favor of certain investors represented by Taurus Advisory Group, LLC, dated December 29, 2006 (filed as Exhibit 10.3 on Form 8-K on January 5, 2007).

4.5 Common Stock Purchase Warrant in favor of investors represented by TAG Virgin Islands, Inc., dated March 1, 2007 (filed as Exhibit 10.3 on Form 8-K on March 7, 2007).

4.6 Common Stock Warrant in favor of Laurus Master Fund, Ltd., dated March 1, 2007 (filed as Exhibit 10.6 on Form 8-K on March 7, 2007).

4.7 10% Convertible Unsecured Note issued to investor represented by TAG Virgin Islands, Inc., dated March 1, 2007 (filed as Exhibit 10.1 on Form 8-K on March 7, 2007).

4.8 Form of Common Stock Purchase Warrant (filed as Exhibit 10.2 on Form 8-K on May 3, 2007)

4.9 10% Convertible Unsecured Note issued to the Investor, dated June 6, 2007 (filed as Exhibit 10.1 on Form 10-Q filed on August 8, 2007).

4.10 Common Stock Purchase Warrant issued to the Investor, dated June 6, 2007 (filed as Exhibit 10.2 on Form 10-Q filed on August 8, 2007).

4.11 10% Convertible Unsecured Note issued to the Investor, dated June 27, 2007 (filed as Exhibit 10.3 on Form 10-Q filed on August 8, 2007).

4.12 Common Stock Purchase Warrant issued to the Investor, dated June 27, 2007 (filed as Exhibit 10.4 on Form 10-Q filed on August 8, 2007).

4.13  Form of Common Stock Purchase Warrant issued to Investor, dated August 24, 2007. (filed as Exhibit 4.1 on Form 10-Q filed on November 13, 2007).

4.14  Form of Common Stock Purchase Warrant issued to Investor, dated September 4, 2007 (filed as Exhibit 4.2 on Form 10-Q filed on November 13, 2007).

4.15 Form of 10% Convertible Unsecured Note issued to Investor, dated as of June 27, 2007(filed as Exhibit 4.3 on Form 10-Q filed on November 13, 2007).

4.16  Form of Common Stock Purchase Warrant issued to Investor, dated as of June 27, 2007(filed as Exhibit 4.4 on Form 10-Q filed on November 13, 2007).

4.17  Form of Common Stock Purchase Warrant issued to Investor, dated October 26, 2007(filed as Exhibit 4.5 on Form 10-Q filed on November 13, 2007).

4.18  Form of Common Stock Purchase Warrant issued to Investor, dated October 19, 2007. (filed as Exhibit 4.6 on Form 10-Q filed on November 13, 2007).

4.19  Form of Common Stock Purchase Warrant issued to investors, dated March 26, 2008.  (filed as Exhibit 4.29 on Form 10-K filed on March 30, 2008)

4.20 Form of Common Stock Purchase Warrant issued to investors, dated March 26, 2008. (filed as Exhibit 4.1 on Form 10-Q filed on August 12, 2008)

4.21 Form of Common Stock Purchase Warrant issued to investor, dated June 30, 2008. (filed as Exhibit 4.2 on Form 10-Q filed on August 12, 2008)

4.22 Form of Common Stock Purchase Warrant issued to investors, dated July 28, 2008. (filed as Exhibit 4.3 on Form 10-Q filed on August 12, 2008)

4.23 Form of 10% Convertible Unsecured Note issued to investors, dated July 28, 2008.  (filed as Exhibit 4.4 on Form 10-Q filed on August 12, 2008)

4.24 Form of Common Stock Purchase Warrant issued to investor, dated September 2, 2008 (filed as Exhibit 4.1 on Form 10-Q filed on November 12, 2008).

4.25 Form of Common Stock Purchase Warrant issued to investor, dated October 2, 2008.  (filed as Exhibit 4.2 on Form 10-Q filed on November 12, 2008)

10.1  Employment Agreement among Registrant and Lori Cohen (filed as Exhibit 10.1 on Form 8-K on July 7, 2009).

10.2  Employment Agreement among Registrant and Glenn Peipert, (filed as Exhibit 10.1 on Form 8-K on July 7, 2009)..

10.3  Employment Agreement among Registrant and Scott Newman, (filed as Exhibit 10.1 on Form 8-K on July 7, 2009).

10.4 2003 Incentive Plan, as amended (filed as Exhibit 4.1 on Form S-8 POS on October 18, 2006).

10.5 Stock Purchase Agreement dated February 2, 2006 by and between Registrant and Taurus Advisory Group, LLC (filed as Exhibit 10.1 on Form 8-K on February 7, 2006).

10.6 Registration Rights Agreement dated February 2, 2006 by and between Registrant and Taurus Advisory Group, LLC (filed as Exhibit 10.1 on Form 8-K on February 7, 2006).

10.7 Stock Purchase Agreement dated August 11, 2006 by and between Registrant and Matthew J. Szulik (filed as Exhibit 10.1 on Form 8-K on August 16, 2006).

10.8 Registration Rights Agreement dated August 11, 2006 by and between Registrant, Matthew J. Szulik and the Feiner Family Trust (filed as Exhibit 10.2 on Form 8-K on August 16, 2006).

10.9 Stock Purchase Agreement by and between Registrant and certain investors represented by Taurus Advisory Group, LLC, dated December 29, 2006 (filed as Exhibit 10.1 on Form 8-K on January 5, 2007).

10.10 Registration Rights Agreement by and between Registrant and certain investors represented by Taurus Advisory Group, LLC, dated December 29, 2006 (filed as Exhibit 10.2 on Form 8-K on January 5, 2007).

10.11 Registration Rights Agreement by and between Registrant and investor represented by TAG Virgin Islands, Inc., dated March 1, 2007 (filed as Exhibit 10.2 on Form 8-K on March 7, 2007).

10.12 Third Extension Agreement among Registrant and Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC, dated March 1, 2007 (filed as Exhibit 10.4 on Form 8-K on March 7, 2007).

10.13 Omnibus Amendment and Waiver No. 2 among Registrant, CSI Sub Corp. (DE), DeLeeuw Associates, Inc. and Laurus Master Fund, Ltd. dated March 1, 2007 (filed as Exhibit 10.5 on Form 8-K on March 7, 2007).

10.14 Assumption, Adoption and Consent Agreement among Registrant, CSI Sub Corp. (DE), DeLeeuw Associates, Inc. and Laurus Master Fund, Ltd. dated March 1, 2007 (filed as Exhibit 10.7 on Form 8-K on March 7, 2007).

10.15 Amended and Restated Registration Rights Agreement among Registrant and Laurus dated March 1, 2007 (filed as Exhibit 10.8 on Form 8-K on March 7, 2007).

10.16 10% Convertible Unsecured Note issued to TAG Virgin Islands, Inc. Due on August 31, 2007 (filed as Exhibit 10.1 on Form 8-K on May 3, 2007)

10.17  Amendment No. 1 to Employment Agreement among Registrant and Glenn Peipert, dated August 6, 2007 (filed as Exhibit 10.5 on Form 10-Q filed on August 8, 2007).

10.18  Amendment No. 1 to Employment Agreement among Registrant and Scott Newman, dated August 6, 2007 (filed as Exhibit 10.6 on Form 10-Q filed on August 8, 2007).

10.36 Stock Purchase Agreement entered into between the Company and Investor, dated August 24, 2007 (filed as Exhibit 10.1 on Form 10-Q filed on November 13, 2007.

10.37 Registration Rights Agreement entered into between the Company and Investor, dated August 24, 2007 (filed as Exhibit 10.2 on Form 10-Q filed on November 13, 2007.

10.19 Stock Purchase Agreement entered into between the Company and Investor, dated September 4, 2007 (filed as Exhibit 10.3 on Form 10-Q filed on November 13, 2007.

10.20 Registration Rights Agreement entered into between the Company and Investor, dated September 4, 2007 (filed as Exhibit 10.4 on Form 10-Q filed on November 13, 2007.

10.21 Amendment 1 to March 1, 2007 Registration Rights Agreement entered into between the Company and Investor, dated as of June 27, 2007 (filed as Exhibit 10.5 on Form 10-Q filed on November 13, 2007.

10.22 Stock Purchase Agreement entered into between the Company and Investor, dated as of October 19, 2007 (filed as Exhibit 10.6 on Form 10-Q filed on November 13, 2007.

10.23 Registration Rights Agreement entered into between the Company and Investor, dated as of October 19, 2007 (filed as Exhibit 10.7 on Form 10-Q filed on November 13, 2007.

10.24 Omnibus Amendment and Waiver No. 3 dated December 11, 2007 to the Security Agreement (filed as Exhibit 10.1 on Form 8-K filed on December 13, 2007).

10.25 Note Conversion Agreement by and between the Company and certain Noteholders, dated as of March 27, 2008. (filed as Exhibit 10.43 on Form 10-K filed on March 31, 2008)

10.26 Loan and Security Agreement by and between the Company and Access Capital, Inc., dated as of March 31, 2008. (filed as Exhibit 10.44 on Form 10-K filed on March 31, 2008)

10.27 Stock Pledge Agreement by and between the Company and Access Capital, Inc. dated as of March 31, 2008 (filed as Exhibit 10.43 on Form 10-K filed on March 31, 2008)

10.28  Note Conversion Agreement by and between the Registrant and investors represented by TAG Virgin Islands, Inc. dated as of March 26, 2008.  (filed as Exhibit 10.1 on Form 10-Q filed on August 12, 2008)

10.29  Stock Purchase Agreement dated June 30, 2008 by and between Registrant and Matthew J. Szulik.  (filed as Exhibit 10.2 on Form 10-Q filed on August 12, 2008)

10.30 10% Convertible Unsecured Note by and between the Registrant and investor represented by TAG Virgin Islands, Inc. dated as of September 2, 2008.  (filed as Exhibit 10.1 on Form 10-Q filed on November 12, 2008)

10.31 10% Convertible Unsecured Note by and between the Registrant and investor represented by TAG Virgin Islands, Inc. dated as of October 2, 2008.  (filed as Exhibit 10.2 on Form 10-Q filed on November 12, 2008)

10.32* 7% Convertible Unsecured Note by and between the Registrant and Investors represented by TAG Virgin Islands, Inc. dated as of March 8, 2010.

   21   Subsidiaries of Registrant (filed as Exhibit 21.1 to the Form 10-K filed March 30, 2007).

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

We have audited the accompanying consolidated balance sheets of Conversion Services International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Services International, Inc. as of December 31, 2009 and December 31, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, negative cash flows, is not in compliance with a covenant associated with its Line of Credit and has significant future cash flow commitments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Friedman LLP

East Hanover, New Jersey
March 26, 2010

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$96,957	$338,240
Accounts receivable, net of allowance for doubtful accounts of $108,001 and $260,205 as of December 31, 2009 and 2008, respectively	3,912,021	3,440,810
Accounts receivable from related parties, net of allowance for doubtful accounts of $26,407 and $7,024 as of December 31, 2009 and 2008, respectively	236,233	284,028
Prepaid expenses	124,764	140,493
TOTAL CURRENT ASSETS	4,369,975	4,203,571

PROPERTY AND EQUIPMENT, at cost, net	36,887	68,536

OTHER ASSETS	110,494	306,778

Total Assets	$4,517,356	$4,578,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$2,541,900	$2,349,920
Accounts payable and accrued expenses	1,964,513	1,503,145
Short term notes payable	-	1,384,811
Deferred revenue	240,606	159,177
Related party note payable	92,236	102,796
TOTAL CURRENT LIABILITIES	4,839,255	5,499,849

Long-term debt, net of current portion	500,000	-
Total Liabilities	5,339,255	5,499,849

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized.

Series A convertible preferred stock, 19,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,488,332	1,108,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 122,295,838 and 119,594,463 issued and outstanding at December 31, 2009 and 2008, respectively	122,296	119,594
Series B convertible preferred stock, 20,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,352,883	1,352,883
Additional paid in capital	68,260,325	68,575,918
Treasury stock, at cost, 1,145,382 shares in treasury as of December 31, 2009 and 2008	(423,869)	(423,869)
Accumulated deficit	(71,621,866)	(71,653,822)
Total Stockholders' Deficit	(2,310,231)	(2,029,296)

Total Liabilities and Stockholders' Deficit	$4,517,356	$4,578,885
See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008

REVENUE:
Services	$20,720,057	$16,409,181
Related party services	2,095,983	2,340,658
Reimbursable expenses	1,184,738	719,956
Other	193,425	273,791
	24,194,203	19,743,586

COST OF REVENUE:
Services	14,232,615	11,832,715
Related party services	1,847,984	2,151,157
Reimbursable expenses	1,270,279	864,250
	17,350,878	14,848,122
GROSS PROFIT	6,843,325	4,895,464

OPERATING EXPENSES
Selling and marketing	3,028,003	3,262,546
General and administrative	2,759,233	3,592,309
Goodwill & intangibles impairment	-	6,857,125
Depreciation and amortization	106,033	264,996
	5,893,269	13,976,976
INCOME (LOSS) FROM OPERATIONS	950,056	(9,081,512)

OTHER INCOME (EXPENSE)
Equity in earnings (losses) from investments	(103,298)	21,045
Loss on extinguishment of debt	-	(664,372)
Interest expense, net	(814,802)	(1,104,927)
	(918,100)	(1,748,254)
INCOME (LOSS) BEFORE INCOME TAXES	31,956	(10,829,766)
INCOME TAX BENEFIT	-	363,400

NET INCOME (LOSS)	31,956	(10,466,366)
Accretion of issuance costs associated with convertible preferred stock	(380,000)	(380,000)
Dividends on convertible preferred stock	(180,000)	(217,081)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(528,044)	$(11,063,447)

Basic and diluted loss per share attributable to common stockholders	$(0.00)	$(0.10)

Weighted average common shares used to compute loss per common share:
Basic and diluted	120,123,905	115,358,271

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

								Accumulated
						Additional	Retained	Total
	Common	Capital	Treasury	Series B	Series B	Paid-in	Earnings	Stockholders'
	Shares	Stock	Stock	Preferred Shares	Preferred Stock	Capital	(Deficit)	Equity (Deficit)

Balance, December 31, 2007	110,144,462	$111,290	$(423,869)	20,000	$1,352,883	$66,742,898	$(61,187,456)	$6,595,746

Net loss	-	-	-	-	-	-	(10,466,366)	(10,466,366)
Dividends payable on preferred stock	-	-	-	-	-	(217,081)	-	(217,081)
Compensation expense for stock and stock option grants	-	-	-	-	-	469,978	-	469,978
Relative fair value of warrants issued	-	-	-	-	-	968,846	-	968,846
Dividends on Series A preferred stock paid in common stock	527,778	528	-	-	-	46,972	-	47,500
Dividends on Series B preferred stock paid in common stock	227,885	227	-	-	-	121,854	-	122,081
Shares issued in conjunction with services agreement	5,000	5	-	-	-	(5)	-	-
Issuance of Common Stock in connection with a stock purchase agreement	2,500,000	2,500	-	-	-	197,500	-	200,000
Issuance of Common Stock for Director compensation	428,571	429	-	-	-	29,571	-	30,000
Issuance of Common Stock in payment of Notes Payable	4,615,385	4,615	-	-	-	595,385	-	600,000
Accretion of issuance costs associated with convertible preferred stock	-	-	-	-	-	(380,000)	-	(380,000)
Balance, December 31, 2008	118,449,081	$119,594	$(423,869)	20,000	$1,352,883	$68,575,918	$(71,653,822)	$(2,029,296)

Net income	-	-	-	-	-	-	31,956	31,956
Dividends payable on preferred stock	-	-	-	-	-	(180,000)	-	(180,000)
Compensation expense for stock and stock option grants	-	-	-	-	-	52,109	-	52,109
Dividends on Series A preferred stock paid in common stock	2,154,649	2,155	-	-	-	92,845	-	95,000
Dividends on Series B preferred stock paid in common stock	171,726	172	-	-	-	84,828	-	85,000
Issuance of Common Stock for Director compensation	375,000	375	-	-	-	14,625	-	15,000
Accretion of issuance costs associated with convertible preferred stock	-	-	-	-	-	(380,000)	-	(380,000)
Balance, December 31, 2009	121,150,456	$122,296	$(423,869)	20,000	$1,352,883	$68,260,325	$(71,621,866)	$(2,310,231)
See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,956	$(10,466,366)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	47,116	146,526
Amortizaton of intangible assets	-	56,470
Amortization of debt discounts	69,070	267,766
Amortization of relative fair value of warrants issued	115,189	416,685
Amortization of deferred financing costs	58,917	62,000
Impairment of goodwill and intangible assets	-	6,857,125
Stock based compensation	67,109	499,978
Loss on extinguishment of debt	-	664,372
Deferred tax benefit	-	(363,400)
Increase (decrease) in allowance for doubtful accounts	(132,821)	108,804
Loss (Income) from equity investments	103,298	(21,045)
Changes in operating assets and liabilities:
Increase in accounts receivable	(319,007)	(480,987)
Decrease in accounts receivable from related parties	28,412	40,695
(Increase) decrease in prepaid expenses	(19,270)	59,142
Decrease in other assets	-	2,070
Increase in accounts payable and accrued expenses	469,576	107,414
Increase in deferred revenue	81,428	99,828
Net cash provided by (used in) operating activities	600,973	(1,942,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,466)	(32,194)
Net cash used in investing activities	(15,466)	(32,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances under line of credit	191,980	293,579
Proceeds from issuance of short-term note payable	-	450,000
Increase in financing costs	-	(113,036)
Principal payments on short-term notes	(1,000,000)	-
Proceeds from sale of Company common stock and exercise of stock options	-	200,000
Principal payments on capital lease obligations	-	(10,822)
Principal payments on related party notes	(18,770)	(13,230)
Net cash (used in) provided by financing activities	(826,790)	806,491

NET DECREASE IN CASH	(241,283)	(1,168,626)
CASH, beginning of period	338,240	1,506,866

CASH, end of period	$96,957	$338,240

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$640,824	$364,658
Cash paid for income taxes	-	-
Common stock issued in settlement of debt	-	600,000
Common stock issued in payment of preferred stock dividends	180,000	169,581
Common stock issued in payment of Director's fees	15,000	30,000

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

Revenue recognition

Revenues are principally derived from consulting and professional services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed or determinable and collection is probable. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. For large services projects where costs to complete the contract could reasonably be estimated, the Company undertakes projects on a fixed-fee basis and recognizes revenues on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Revenues recognized in excess of billings are recorded as costs in excess of billings. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of services.

Business Combinations

Business combinations are accounted for in accordance with standards which require the purchase method of accounting for business combinations be followed. The standards require that the Company determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and adjusts the allowance for doubtful accounts, when deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions. During 2009 and 2008, $89,942 and $121,116 of uncollectible accounts receivable were written off against the allowance for doubtful accounts, respectively.

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

Goodwill and intangible assets

Goodwill and intangible assets are accounted for in accordance with generally accepted accounting principles. Goodwill and indefinite lived intangible assets are no longer amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

For the year ended December 31, 2008, the Company recorded impairment charges related to its goodwill and intangible assets in the amount of $6,857,125. The Company has no goodwill remaining at December 31, 2009.

Deferred financing costs

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments, which are currently less than two years.

Stock compensation

Accounting for stock-based compensation focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standards require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between generally accepted accounting principles and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

There were no stock options granted during 2008 or 2009.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2009, PNC Bank accounted for approximately 35.8% of the Company’s accounts receivable balance. Receivables related to services performed for Bank of America accounted for approximately 12.1% of the Company’s accounts receivable balance. This is comprised of receivables directly from Bank of America and receivables from two vendor management companies that are issued invoices for the Company’s work at Bank of America, Sapphire Technologies and ZeroChaos.

Cash balances in banks are secured by the Federal Deposit Insurance Corporation subject to certain limitations.

Advertising

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $58,208 and $53,635 for the years ended December 31, 2009 and 2008, respectively.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. The carrying value of convertible notes and notes payable also approximate fair value based on borrowing rates currently available to the Company, for loans with similar terms.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2009 financial statement presentation.

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

Note 2 -   Going Concern

Although the Company reported net income for the year ended December 31, 2009, it has incurred net losses for the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $71.6 million at December 31, 2009. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict for how long we will remain profitable or if the Company’s business will continue to improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of December 31, 2009, the Company had a cash balance of approximately $0.1 million, compared to $0.3 million at December 31, 2008, and a working capital deficiency of $0.5 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments. During 2008, the Company issued 10% Convertible Unsecured Notes and warrants to purchase Company common stock in exchange for $450,000 cash. These Notes were repaid in full during fiscal 2009. Additionally, during 2008 the Company and TAG Virgin Islands, Inc. executed a Stock Purchase Agreement whereby an investor represented by TAG Virgin Islands, Inc. purchased 2,500,000 shares of Company common stock for a total investment of $200,000.

The Company executed a three-year revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”) which matures on March 30, 2011. As of December 31, 2009, the Company was in default of the Loan and Security Agreement. As a result of the default, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective in January 2010, Access Capital has agreed to reduce the interest rate payable on borrowings under the Loan and Security Agreement from 18% to 12% per annum. Refer to footnote 5 of the Notes to Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock. This note was replaced in December 2008 with a note reflected the $1,050,000 balance outstanding at that time. The maturity date remained June 6, 2009. $550,000 was repaid in cash during fiscal 2009. The maturity on the remaining $500,000 balance which is outstanding at December 31, 2009, has been extended to April 30, 2012. The December 2008 note was replaced in March 2010. A $500,000 Unsecured Convertible Note was issued in March 2010 which bears interest at 7% and matures on April 30, 2012.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which matures on February 6, 2011. The Company does not currently have the funds to repay this debt upon maturity. Refer to footnote 9 of the Notes to Consolidated Financial Statements for further discussion on the Preferred Stock issuance.

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

Note 3 -   New Accounting Standards

In July 2009, the FASB”s Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative U.S. GAAP (other than rules and interpretive releases of the SEC). The Codification is topically based with topics organized by ASC number and updated ASUs. ASUs replace accounting guidance that was historically issued as Statements of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Abstracts and other types of accounting standards. The Codification became effective September 30, 2009 for the Company, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  This pronouncement is related to disclosure only and it is not anticipated to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate the consideration received. This ASU is effective for fiscal periods beginning on or after June 15, 2010, which is January 1, 2011 for the Company.  This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011.  The Company is currently evaluating the impact that this new accounting guidance will have on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 Measuring Liabilities at Fair Value to clarify how entities should estimate the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now included in ASC Topic 855 Subsequent Events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009.

Note 4 - Property and equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2009	2008

Computer equipment	$1,064,243	$1,048,776
Furniture and fixtures	161,543	161,543
Leasehold improvements	92,459	92,459
	1,318,245	1,302,778
Accumulated depreciation	(1,281,358)	(1,234,242)

	$36,887	$68,536

Note 5 - Line of credit

In March 2008, the Company executed a revolving line of credit agreement with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of December 31, 2008) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the first year of the three year term the Company must maintain an average minimum monthly borrowing of $2,000,000 which increases the $2,250,000 in the second year and to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc.

The Company was in default of the Loan and Security Agreement as of December 31, 2009 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As of December 31, 2009, approximately $2.5 million was outstanding under the revolving line of credit. Remaining availability under the line of credit at December 31, 2009, based on the year end collateral balance, was approximately $1.0 million. The interest rate on the revolving line was 18.0% as of December 31, 2009.

Note 6 – Fair Value Measurements

The standards relating to fair value measurements define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements.

The carrying amounts of our cash, trade accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of the revolving line of credit approximates fair value because of the revolving nature of the borrowings.

Note 7 - Notes Payable

Short term notes payable consisted of the following:

	December 31,	December 31,
	2009	2008

Convertible line of credit note with a maturity date of June 6, 2009 unless converted into common stock at the Company or the note holder’s option. Interest accrues at 7% per annum. The face value of the note was originally $2.0 million. In December 2007, $0.35 million was converted into Company common stock and in March 2008 $0.6 million was converted into Company common stock. In October 2009, $0.55 million was repaid in cash and the maturity date was extended to April 30, 2012.	$-	$1,050,000

Convertible note dated July 28, 2008	-	200,000

Convertible note dated September 2, 2008	-	200,000

Convertible note dated October 2, 2008	-	50,000

Unamortized fair value of warrants issued with Convertible notes	-	(115,189)

	$-	$1,384,811

In June 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. The note accrues interest at an annual rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.58 per share. In addition, such investors received a warrant to purchase 277,778 shares of our common stock at an exercise price of $1.58 per share. This warrant expired in June 2009. The note also contains a beneficial conversion feature and, therefore, the Company recorded a beneficial conversion charge of $1.5 million and allocated $0.5 million to the warrant based on its relative fair value. Accordingly, the discount, as enumerated above, was amortized as interest utilizing the effective interest method. On December 28, 2007, $350,000 of this note was extinguished in return for Company Common Stock and warrants. The investors received 2,499,997 shares of Company Common Stock and warrants to purchase 2,499,997 shares of Common Stock at a purchase price of $0.154 per share. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 2,499,997 shares of Company common stock to be $325,000. This fair value was charged to the loss on extinguishment during 2007.

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

In December 2008, the Company replaced the June 2004 Unsecured Convertible Line of Credit Note with a $1,050,000, 7% Convertible Unsecured Note. This note accrues interest at an annual rate of 7%, matured on June 6, 2009, and the conversion price of the shares of common stock issuable under the note is equal to 75% of the average bid price for the prior ten trading days (prior to the date of conversion), subject to adjustment.

During 2009, $550,000 of the remaining $1,050,000 balance was repaid in cash, leaving a balance outstanding at December 31, 2009 of $500,000. The maturity date for repayment of the $500,000 balance has been extended to April 30, 2012.

In March 2010, the Company replaced the December 2008, 7% Convertible Unsecured Note with a $500,000, 7% Convertible Unsecured Note. This note accrues interest at an annual rate of 7%, matures on April 30, 2012, and the conversion price of the shares of common stock issuable under the note is equal to $0.03 per share.

On July 28, 2008, the Company issued 10% Convertible Unsecured Notes (the “Notes”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. These notes were originally due on December 27, 2008 and were convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 2,500,000 shares of Company common stock to be approximately $200,000. This Note had a five month term and the fair value of the warrants was charged to interest expense over the term of the Note. These Notes were repaid in September 2009.

On September 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $200,000. This note was originally due on March 1, 2009 and was convertible into 2,500,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 2,500,000 shares of Company common stock, exercisable at a price of $0.088 per share (subject to adjustment), and are exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 2,500,000 shares of Company common stock to be approximately $200,000. This Note had a six month term and the fair value of the warrants was charged to interest expense over the term of the Note. This Note was repaid in September 2009.

On October 2, 2008, the Company issued a 10% Convertible Unsecured Note (the “Note”) to certain investors represented by TAG Virgin Islands, Inc. for $50,000. This note was originally due on April 1, 2009 and was convertible into 1,000,000 shares of common stock at the option of the holders. The investors were also granted warrants to purchase 1,000,000 shares of Company common stock, exercisable at a price of $0.055 per share (subject to adjustment), and are exercisable for a period of five years. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 1,000,000 shares of Company common stock to be approximately $50,000. This Note was repaid in October 2009.

Long-term debt consisted of the following:

	December 31,	December 31,
	2009	2008

Convertible line of credit note with a maturity date of April 30, 2012 unless converted into common stock at the note holder’s option. Interest accrues at 7% per annum.	$500,000	$-

	$500,000	$-

 Note 8 - Income Taxes

The Company provides for federal and state income taxes in accordance with current rates applied to accounting income before taxes. The provision for income taxes is as follows:

	Years ended December 31,
	2009	2008

Current	$-	$-
Deferred	-	(363,400)
	$-	$(363,400)

The Company has $12.1 million of net operating loss carry-forwards for both federal and state purposes expiring between 2023 and 2029. The following summarizes the Company’s deferred tax assets and liabilities:

	December 31,
	2009	2008

Net operating losses	$12,077,000	$12,153,000
Accounts receivable	46,000	107,000
Property and equipment	50,000	44,000
Deferred Compensation	(27,000)	-
Stock based compensation	339,000	338,000
	12,485,000	12,642,000
Valuation allowance	(12,485,000)	(12,642,000)
	$-	$-

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $12,485,000 and $12,642,000 for the years ended December 31, 2009 and 2008, respectively, representing a current year change in the valuation allowance of $157,000. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

At December 31, 2009, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $12.1 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007 and 2008, which may place limitations on the current net loss carryforwards.

Income taxes computed at the federal statutory rate differ from the amounts provided as follows:

	For the year ended December 31,
	2009	2008

Income (loss) before income taxes	$31,956	$(10,829,766)

Provision for Federal taxes at statutory rate (34%)	10,865	(3,682,120)
State taxes, net of Federal benefit	11,457	(242,554)
Permanent difference due to non-deductible items	31,241	32,593
Stock based compensation	22,817	45,116
Valuation allowance applied against income tax benefit (expense)	(76,380)	3,483,565

Income tax provision	$-	$(363,400)

Note 9 - Preferred Stocks

In February 2006, we entered into a Securities Purchase Agreement with investors represented by TAG Virgin Islands, Inc. (“TAG”), pursuant to which we issued 19,000 shares of our newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). Each share of Series A Preferred has a stated value of $100.00. We received proceeds of $1,900,000. The Series A Preferred has a cumulative annual dividend equal to five percent (5%), which is payable semi-annually  in cash or common stock, at our election, and is convertible into shares of the Company’s common stock at any time at a price equal to $0.50 per share (subject to adjustment). In addition, the Series A Preferred has no voting rights, but has liquidation preferences and certain other privileges. All shares of Series A Preferred not previously converted shall be redeemed by the Company, in cash or common stock, at the election of the Taurus investors, on February 1, 2011. Pursuant to the Securities Purchase Agreement, the TAG investors were also granted a warrant to purchase 1,900,000 shares of our common stock exercisable at a price of $0.60 per share (subject to adjustment), exercisable for a period of five years.

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

In August 2006, we entered into a Stock Purchase Agreement with an investor represented by TAG, pursuant to which we issued 20,000 shares of our newly created Series B Convertible Preferred Stock, $.001 par value (the “Series B Preferred”). Each share of Series B Preferred has a stated value of $100.00. We received proceeds of $2,000,000. The Series B Preferred has a cumulative annual dividend equal to the Prime Rate plus one percent (1%), which is payable monthly in cash or common stock, at our election, and is convertible into shares of our common stock at any time at a price equal to the lower of (1) $0.85 or (2) the average daily volume weighted market price for the five consecutive trading days immediately prior to the date for which such price is determined, with a minimum price of $0.50. In addition, the Series B Preferred has no voting rights, but has liquidation preferences and certain other privileges. Pursuant to the Stock Purchase Agreement, warrants to purchase 1,276,471 shares of our common stock were issued, exercisable at a price of $0.94 per share (subject to adjustment), and exercisable for a period of five years.

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 1,276,471 shares of Company common stock to be approximately $593,000. This relative fair value has been recorded as a reduction of the $2,000,000 mezzanine equity balance for the preferred stock and an addition to additional paid-in capital.

Note 10 - Treasury Stock

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

Note 11 - Common Stock Warrants

Warrants outstanding consisted of the following:

		December 31,	December 31,
Expiration date	Exercise price	2009	2008

2010 and after	$0.01-$0.50	65,178,438	65,178,438
2009-2011	$0.51-$1.00	3,176,471	4,008,248
2009-2011	$1.01-$5.25	800,000	1,077,778

		69,154,909	70,264,464

Note 12 - Stock Based Compensation

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during 2009 or 2008.

The following summarizes the stock option transactions under the 2003 Plan during 2009:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2008	5,204,997	$0.76
Options canceled	(432,998)	0.77
Options outstanding at December 31, 2009	4,771,999	$0.76

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2009:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	1,980,000	$0.260	6.7	1,846,665	$0.257
$0.46-0.60	1,005,000	$0.461	6.0	1,005,000	$0.461
$0.70-0.830	1,172,000	0.830	4.8	1,172,000	0.830
$2.475-3.45	614,999	2.746	4.3	614,999	2.746
	4,771,999			4,638,664

 Note 13 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

Basic and diluted loss per share was determined as follows:

	For the years ended December 31,
	2009	2008

Net loss attributable to common stockholders	$(528,044)	$(11,063,447)

Weighted average common shares used to compute net loss per common share attributable to common stockholders	120,123,905	115,358,271

Basic and diluted loss per common share attributable to common stockholders	$(0.00)	$(0.10)

For the years ended December 31, 2009 and 2008, 4,771,999 shares and 5,204,997 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 69,154,909 warrants and 36,596 options which were issued prior to December 31, 2008, and outstanding as of December 31, 2009, were excluded from the calculation of diluted loss per share for the years ended December 31, 2009 and 2008, as appropriate, because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 666,667 shares of common stock underlying the $1,050,000 convertible line of credit note to TAG Virgin Islands, Inc. as of December 31, 2008 and 16,666,667 shares of common stock underlying the $500,000 convertible line of credit note to TAG Virgin Islands, Inc. as of December 31, 2009, 6,000,000 shares underlying the short-term notes to TAG Virgin Islands, Inc. issued in 2008, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and an option to purchase 36,596 shares of common stock which was issued to Laurus in 2006.

Note 14 - Major Customers

During 2009, the Company had sales to two major customers, PNC Bank (28.6%) and Bank of America (10.2%), which totaled approximately $9,378,475.

During 2008, the Company had sales to two major customers, Bank of America (20.3%) and LEC, a related party (11.9%), which totaled approximately $6,354,325.

Note 15 - Employee Benefit Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Although the plan does not require a matching contribution by the Company, the Company may make a contribution. The Company’s contributions to the plan for the years ended December 31, 2009 and 2008 were approximately $68,477 and $78,690, respectively.

Note 16 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company is either a defendant or the plaintiff in various claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

Employment Agreements

Lori Cohen, our President and Chief Executive Officer entered into an employment agreement dated as of April 1, 2009 to serve as the President and Chief Executive Officer for a term ending July 31, 2010, unless further extended or earlier terminated.  Pursuant to the employment agreement, Ms. Cohen will receive the following compensation: (a) an annual salary of $280,000; (b) bonus as determined by the Board of Directors; (c) 2% of the gross sales of any project that is managed by Ms. Cohen; (d) 7.5% of net income (subject to certain adjustments) for the period commencing April 1, 2009 and ending December 31, 2009, provided net income exceeds $133,000 during the period; the incentive payment for the annual period commencing January 1, 2010 will be based on the net income exceeding $200,000; (e) and such other benefits (including a car allowance) as described in the employment agreement.

Scott Newman, our Chairman and Chief Strategy Officer entered into an employment agreement dated as of May 1, 2009 to serve as the Chief Strategy Officer for a term ending April 30, 2010 unless extended or earlier terminated.  Pursuant to the employment agreement, Mr. Newman will receive the following compensation: (a) an annual salary of $275,000; (b) 20% of his hourly billable rate billed to clients; (c) 2% of the gross billing for clients for whom Mr. Newman serves as the Engagement Manager, excluding Mr. Newman’s billable time for that client; (d) 0.5% of the monthly gross profits on the first $400,000 and 5% of the gross profit in excess of $400,000 for any given month; (e) 2.5% of net income (subject to certain adjustments) during the period commencing on April 1, 2009 and ending December 31, 2009, provided net income exceeds $133,000; the incentive payment for the annual period commencing January 1, 2010 will be based on the net income exceeding $200,000; and (f) such other benefits (including a car allowance) as described in the employment agreement.

Glenn Peipert, our Executive Vice President and Chief Operating Officer entered into an employment agreement dated as of May 1 2009, pursuant to which he will continue to serve as the Executive Vice President and Chief Operating Officer for a term ending April 30, 2010 unless extended or earlier terminated.  Pursuant to the employment agreement, Mr. Peipert will receive the following compensation: (a) an annual salary of $275,000; (b) 10% of his hourly billable rate billed to clients; (c) 1.5% of gross revenue of any business leads brought in by Peipert which result in recognized revenue; (d) 2.5% of net income (subject to certain adjustments) during the period commencing on May 1, 2009 and ending December 31, 2009, provided net income exceeds $133,000; the incentive payment for the annual period commencing January 1, 2010 will be based on net income exceeding $200,000; and (e) such other benefits (including a car allowance) as described in the employment agreement. Mr. Peipert submitted his resignation from the Company, effective January 25, 2010.

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

Lease Commitments

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015.  This amendment requires the Company to surrender approximately 7,467 square feet of its office space to the landlord effective July 1, 2010, leaving the Company with approximately 9,137 square feet of office space in this facility. Monthly rent with respect to our East Hanover, New Jersey facility is $16,581.50 until December 31, 2010. Monthly rent for the period beginning January 1, 2011 and ending December 31, 2015 will be $11,822.75. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  The Company’s CSI DeLeeuw division has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244.  DeLeeuw leases this space which had an original expiration date of December 31, 2005, but has been extended until December 31, 2010.  Monthly rent with respect to our Charlotte, North Carolina facility is $2,679, however, this monthly rate increases to $2,787 per month effective January 1, 2010 through December 31, 2010.

Rent expense, including automobile rentals, totaled approximately $173,986 and $218,000 in 2009 and 2008, respectively.

Future minimum lease payments due under all operating lease agreements as of December 31, 2009 are as follows:

Years Ending December 31	Office	Subleases	Net

2010	$232,417	$71,540	$160,877
2011	141,873	-	141,873
2012	141,873	-	141,873
2013	141,873	-	141,873
2014	141,873	-	141,873
2015	141,873	-	141,873
	$941,782	$71,540	$870,242

Note 17 – Related Party Transactions

In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the years ended December 31, 2009 and 2008, the Company invoiced LEC $2,095,983 and $2,340,658, respectively, for the services of consultants subcontracted to LEC by the Company. As of December 31, 2009 and 2008, the Company had accounts receivable due from LEC of approximately $236,000 and $284,000, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

As of December 31, 2009 and 2008, Mr. Peipert’s outstanding loan balance to the Company was $92,000 and $102,000, respectively. The unsecured loan by Mr. Peipert accrues interest at a simple rate of 8% per annum, had a term expiring on April 30, 2007, and is currently due on demand. However, this loan is subordinated to the Company’s line of credit arrangement with Access Capital, Inc.

Note 18 - Subsequent Events

Although the Company remained in default with respect to the Access Capital Loan and Security Agreement, in January 2010, Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

In March 2010, the Company replaced the $1,050,000 7% Convertible Unsecured Note dated December 23, 2008 with a $500,000, 7% Convertible Unsecured Note. This note accrues interest at an annual rate of 7%, matures on April 30, 2012, and the conversion price of the shares of common stock issuable under the note is equal to $0.03 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 26, 2010
/s/ Lori Cohen
Lori Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lori Cohen	President, Chief Executive Officer	March 26, 2010
Lori Cohen	and Director

/s/ William Hendry	Vice President, Chief Financial Officer,	March 26, 2010
William Hendry	Secretary and Treasurer

/s/ Scott Newman	Chief Strategy Officer, Director	March 26, 2010
Scott Newman

/s/ Glenn Peipert	Director	March 26, 2010
Glenn Peipert

/s/ Thomas Pear	Director	March 26, 2010
Thomas Pear

/s/ Lawrence K. Reisman	Director	March 26, 2010
Lawrence K. Reisman