Form 10-Q
period 2010-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2010-05-12
CIK 934306

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐Smaller Reporting Company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒       No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common Stock, $0.001 par value per share	123,572,702 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three months ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$96,740	$96,957
Accounts receivable, net	3,701,317	3,912,021
Accounts receivable from related parties, net	355,975	236,233
Prepaid expenses	94,243	124,764
TOTAL CURRENT ASSETS	4,248,275	4,369,975

PROPERTY AND EQUIPMENT, at cost, net	27,234	36,887

OTHER ASSETS	104,514	110,494

Total Assets	$4,380,023	$4,517,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$2,939,037	$2,541,900
Accounts payable and accrued expenses	1,726,898	1,964,513
Deferred revenue	315,371	240,606
Related party note payable	94,067	92,236
TOTAL CURRENT LIABILITIES	5,075,373	4,839,255

Long-term debt, net of current portion	500,000	500,000
Total liabilities	5,575,373	5,339,255

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized

Series A convertible preferred stock, 19,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,583,332	1,488,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
124,689,750 and 122,295,838 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	124,690	122,296
Series B convertible preferred stock, 20,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,352,883	1,352,883
Additional paid in capital	68,206,590	68,260,325
Treasury stock, at cost, 1,145,382 shares in treasury as of March 31, 2010 and December 31, 2009, respectively	(423,869)	(423,869)
Accumulated deficit	(72,038,976)	(71,621,866)
Total Stockholders' Deficit	(2,778,682)	(2,310,231)

Total Liabilities and Stockholders' Deficit	$4,380,023	$4,517,356
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009

REVENUE:
Services	$4,304,349	$3,104,093
Related party services	461,745	542,768
Reimbursable expenses	191,739	146,578
Other	19,000	17,000
	4,976,833	3,810,439
COST OF REVENUE:
Services	3,208,046	2,850,100
Related party services	430,998	498,865
Consultant expenses	211,560	189,608
	3,850,604	3,538,573
GROSS PROFIT	1,126,229	271,866

OPERATING EXPENSES
Selling and marketing	685,656	802,688
General and administrative	734,154	643,577
Depreciation and amortization	24,382	27,125
	1,444,192	1,473,390
LOSS FROM OPERATIONS	(317,963)	(1,201,524)

OTHER EXPENSE
Equity in losses from investments	-	(103,298)
Interest expense, net	(99,147)	(281,835)
	(99,147)	(385,133)
LOSS BEFORE INCOME TAXES	(417,110)	(1,586,657)
INCOME TAXES	-	-

NET LOSS	(417,110)	(1,586,657)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(95,000)
Dividends on convertible preferred stock	(45,000)	(45,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(557,110)	$(1,726,657)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted loss per common share attributable to common stockholders	$(0.00)	$(0.01)

Weighted average shares used to compute net loss per common share:
Basic and diluted	123,369,977	119,692,762
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(417,110)	$(1,586,657)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	9,653	12,396
Amortization of debt discounts	-	41,447
Amortization of relative fair value of warrants issued	-	105,903
Amortization of deferred financing costs	14,729	14,729
Stock based compensation	19,909	33,107
Increase (decrease) in allowance for doubtful accounts	33,387	(54,103)
Losses from equity investments	-	103,298
Changes in operating assets and liabilities:
Decrease in accounts receivable	207,009	368,383
Increase in accounts receivable from related parties	(149,434)	(240,987)
Decrease in prepaid expenses	21,771	42,838
Decrease in accounts payable and accrued expenses	(212,033)	(184,553)
Increase in deferred revenue	74,765	730,027
Net cash used in operating activities	(397,354)	(614,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6,747)
Net cash used in investing activities	-	(6,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the line of credit	397,137	387,012
Net cash provided by financing activities	397,137	387,012

NET DECREASE IN CASH	(217)	(233,907)
CASH, beginning of period	96,957	338,240

CASH, end of period	$96,740	$104,333
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$88,566	$112,186

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other reports filed with the Securities and Exchange Commission.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At March 31, 2010, receivables related to PNC Bank and Bank of America comprised approximately 23.0% and 16.5% of the Company’s accounts receivable balance, respectively.

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

Prior to recording its income tax liability, the Company makes a determination as to whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, the tax position is measured to determine the amount to recognize in the financial statements. At March 31, 2010, the Company has no unrecognized tax benefits. As of March 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2010 financial statement presentation.

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

Note 2 -   Liquidity Issues and Going Concern

The Company has incurred a $417,110 net loss for the three months ended March 31, 2010 and, while the Company reported a profit of $31,956 for the fiscal year ended December 31, 2009, it incurred significant losses for the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the three months ended March 31, 2010 and the years ended December 31, 2004 through 2008, and had an accumulated deficit of $72.0 million at March 31, 2010. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of March 31, 2010, the Company had a cash balance of approximately $96,740, compared to $96,957 at December 31, 2009, and a working capital deficiency of $0.8 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of March 31, 2010. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective January 1, 2010, although the Company remains in default with respect to the Access Capital Loan and Security Agreement, Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18%, to 12% per annum. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which is redeemable for cash or common stock at the Company’s option on February 6, 2011. The Company does not currently have the funds to repay this debt upon maturity.

Additional capital or financing will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to control operating expenses in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity and/or debt financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Failure to obtain sufficient financing would have substantial negative ramifications to the Company.

Note 3 – New Accounting Standards

In January 2010, the FASB issued an amendment to accounting standards addressing fair value measurements and disclosures which requires reporting entities to make new disclosures about recurring and nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The revised accounting standard also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations as it is disclosure-only in nature.

In June 2009, the FASB issued new accounting standards relating to the transfer of financial assets. These standards require entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a "qualifying special-purpose entity," change the requirements for derecognizing financial assets and require additional disclosures. We adopted this standard on January 1, 2010.

Also, in June 2009, the FASB issued new accounting standards which change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These standards were effective beginning January 1, 2010. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations.

In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of revenue recognition. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. We may elect, but are not required, to apply the standards retrospectively to all prior periods. We are currently evaluating the impact this amendment may have on our consolidated financial position and results of operations.

Note 4 - Line of credit

The Company executed a revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of March 31, 2010) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of June 30, 2008 and remains in default as of March 31, 2010 and, as such, the amounts outstanding under the revolving line of credit are callable. Additionally, during the third year of the three year term the Company must maintain a minimum average monthly loan balance of $2,500,000. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default of the Access Capital Loan and Security Agreement, in January 2010, Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

The Company was in default of the Loan and Security Agreement as of March 31, 2010 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As a result of this default, to date, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum until December 31, 2009 and then adjusted the interest rate to 12% per annum beginning in Janaury 2010, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital.

As of March 31, 2010, $2.9 million was outstanding under this line of credit.

Note 5 - Stock Based Compensation

The 2003 Incentive Plan (“2003 Plan”) authorizes the issuance of up to 10,000,000 shares of common stock for issuance upon exercise of options. It also authorizes the issuance of stock appreciation rights and restricted stock, however, none of these shares have been issued. The options granted may be a combination of both incentive and nonstatutory options, generally vest over a three year period from the date of grant, and expire ten years from the date of grant.

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the three months ended March 31, 2010 or during the years ended December 31, 2009 or 2008.

The following summarizes the stock option transactions during 2010:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2009	4,771,999	$0.76
Options granted	-	-
Options exercised	-	-
Options canceled	(60,000)	0.35
Options outstanding at March 31, 2010	4,711,999	$0.77

The following table summarizes information concerning outstanding and exercisable Company common stock options at March 31, 2010:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	1,930,000	$0.260	6.6	1,796,665	$0.257
$0.46-$0.60	1,005,000	0.461	5.8	1,005,000	0.461
$0.83	1,162,000	0.830	4.4	1,162,000	0.830
$2.475-$3.45	614,999	2.746	4.064	614,999	2.746
	4,711,999			4,578,664

The Company recorded approximately $19,909 and $33,107 of expense related to stock options which vested during the three months ended March 31, 2010 and 2009, respectively.

  Note 6 – Loss Per Share

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

Basic and diluted loss per share was determined as follows:

	For the three months ended March 31,
	2010	2009

Net loss before income taxes (A)	$(417,110)	$(1,586,657)
Net loss (B)	$(417,110)	$(1,586,657)
Net loss attributable to common stockholders (C)	$(557,110)	$(1,726,657)
Weighted average outstanding shares of common stock (D)	123,369,977	119,692,762

Basic and diluted income (loss) per common share:
Before income taxes (A/D)	$(0.00)	$(0.01)
Net loss per common share (B/D)	$(0.00)	$(0.01)
Net loss per common share attributable to common stockholders (C/D)	$(0.00)	$(0.01)

Note 7 – Preferred Stock

In February 2006, we entered into a Securities Purchase Agreement with investors represented by TAG Virgin Islands, Inc. (“TAG”), pursuant to which we issued 19,000 shares of our newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). Each share of Series A Preferred has a stated value of $100.00. We received proceeds of $1,900,000. The Series A Preferred has a cumulative annual dividend equal to five percent (5%), which is payable semi-annually  in cash or common stock, at our election, and is convertible into shares of the Company’s common stock at any time at a price equal to $0.50 per share (subject to adjustment). In addition, the Series A Preferred has no voting rights, but has liquidation preferences and certain other privileges. All shares of Series A Preferred not previously converted shall be redeemed by the Company, in cash or common stock, at the election of the Company in February, 2011. Pursuant to the Securities Purchase Agreement, the TAG investors were also granted a warrant to purchase 1,900,000 shares of our common stock exercisable at a price of $0.60 per share (subject to adjustment), exercisable for a period of five years.

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

Note 8 - Major Customers

During the three months ended March 31, 2010, the Company had sales relating to two major customers, PNC Bank and Bank of America which comprised 29.5% and 10.6% of revenues, respectively, and totaled approximately $1,995,312. Amounts due from services provided to these customers included in accounts receivable was approximately $1,601,604 at March 31, 2010. As of March 31, 2010, receivables related to PNC Bank and Bank of America accounted for approximately 23.0% and 16.5% of the Company’s accounts receivable balance, respectively.

During the three months ended March 31, 2009, the Company had revenue relating to three major customers, Bank of America, Church & Dwight and LEC, a related party, comprising 22.0%, 19.9% and 14.2% of revenues, respectively, and totaling approximately $838,200, $757,600 and $542,768, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,779,530 at March 31, 2009. As of March 31, 2009, receivables related to services performed for Bank of America, Church & Dwight and LEC accounted for approximately 17.5%, 17.2% and 14.1% of the Company’s accounts receivable balance, respectively.

Note 9 - Commitments and Contingencies

 Legal Proceedings

From time to time, the Company is either a defendant or the plaintiff in various claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results or operations or financial position of the Company.

Lease Commitments

Years Ending March 31	Office	Sublease	Net

2011	$209,781	$35,770	$174,011
2012	141,873	-	141,873
2013	141,873	-	141,873
2014	141,873	-	141,873
2015	141,873		141,873
Thereafter	106,405	-	106,405
	$883,678	$35,770	$847,908

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015.  This amendment requires the Company to surrender approximately 7,467 square feet of its office space to the landlord effective July 1, 2010, leaving the Company with approximately 9,137 square feet of office space in this facility. Monthly rent with respect to our East Hanover, New Jersey facility is $16,581.50 until December 31, 2010. Monthly rent for the period beginning January 1, 2011 and ending December 31, 2015 will be $11,822.75. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  The Company’s CSI DeLeeuw division has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244.  DeLeeuw leases this space which had an original expiration date of December 31, 2005, but has been extended until December 31, 2010.  Monthly rent with respect to our Charlotte, North Carolina facility is $2,787 per month effective January 1, 2010 through December 31, 2010.

 Note 10 - Related Party Transactions

Refer to footnote 8 for the related party transaction disclosure as a major customer.

Effective January 25, 2010, Glenn Peipert resigned from the positions of Executive Vice President and Chief Operating Officer of the Company. He subsequently resigned from the board of directors of the Company on April 12, 2010.

As of March 31, 2010, the balance outstanding with respect to the loan from Glenn Peipert, our former Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Note 11 - Subsequent Events

These financial statements were approved by management and the board of directors through the issuance date and management has evaluated subsequent events through the issuance date.

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
	2010	2009

Net revenue	$4,976,833	$3,810,439
Gross profit	1,126,229	271,866
Net loss	(417,110)	(1,586,657)
Net loss attributable to common stockholders	(557,110)	(1,726,657)
Basic and diluted loss per common share:
Net loss per common share	$(0.00)	$(0.01)
Net loss per common share attributable to common stockholders	$(0.00)	$(0.01)

	Selected Statement of Financial Position Data as of
	March 31, 2010	December 31, 2009

Working capital deficiency	$(827,098)	$(469,280)
Total assets	4,380,023	4,517,356
Total stockholders' deficit	(2,778,682)	(2,310,231)

Three Months Ended March 31, 2010 and 2009

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $5.0 million for the three months ended March 31, 2010, respectively, increased by $1.2 million, or 30.6% as compared to revenue of $3.8 million for the three months ended March 31, 2009, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010		2009
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,478,107	29.7%	$1,001,941	26.3%
Business Intelligence / Data Warehousing	2,826,242	56.8%	2,102,152	55.2%
Data Management	461,745	9.3%	542,768	14.2%
Reimbursable expenses	191,739	3.8%	146,578	3.8%
Other	19,000	0.4%	17,000	0.5%
	$4,976,833	100.0%	$3,810,439	100.0%

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

Strategic consulting revenue of $1.5 million, or 29.7% of total revenue, for the three months ended March 31, 2010 increased by $0.5 million as compared to revenue of $1.0 million, or 26.3% of total revenue, for the three months ended March 31, 2009. This increase is primarily due to a $0.8 million increase in revenue related to a project at PNC Bank that began in April 2009. This was partially offset by a $0.3 million decrease in revenues from Bank of America as compared to the prior year. In the strategic consulting line of business, there was an 8.0% increase in average consultant headcount and a 42.1% increase in the average bill rate, however, the Company experienced a 2.7% reduction in consultant utilization during the quarter, as compared to the prior year period. The Company anticipates that revenue related to the PNC Bank project will continue into the third quarter of 2010.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $2.8 million, or 56.8% of total revenue, for the three months ended March 31, 2010 increased by $0.7 million, or 34.4%, as compared to revenue of $2.1 million, or 55.2% of total revenue, for the three months ended March 31, 2009. This increase is primarily due to $2.0 million of new project revenue during the quarter, partially offset by a $0.5 million reduction in revenue related to projects that continued from the prior year and a $0.8 million reduction in revenue related to prior year projects that completed in the prior period. During the three month period ended March 31, 2009, $0.8 million of revenue related to National Digital Medical Archives (“NDMA”) was deferred until payment was received. This revenue was ultimately recorded during the three month period ended September 30, 2009. Overall, the BI/DW line of business had a 13.0% increase in average consultant headcount, an 18.2% increase in billable hours, and a 1.9% increase in the utilization rate as compared to the prior period.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.5 million, or 9.3% of total revenue, for the three months ended March 31, 2010 remained unchanged as compared to revenue of $0.5 million, or 14.2% of total revenue, for the three months ended March 31, 2009. While the revenue for the quarter remained unchanged, the data management line of business experienced a 4.4% decrease in billable hours and a 10.6% decrease in the average bill rate, which was partially offset by a 10.8% increase in the utilization rate during the current period as compared to the prior year.

Cost of revenue

           Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $3.8 million, or 77.4% of revenue for the three months ended March 31, 2010, representing an increase of $0.3 million, or 8.8%, as compared to $3.5 million, or 92.9% of revenue for the three months ended March 31, 2009.

           Cost of services was $3.2 million, or 74.5% of services revenue for the three months ended March 31, 2010, representing an increase of $0.4 million, or 12.6%, as compared to $2.8 million, or 91.8% of services revenue for the three months ended March 31, 2009. Cost of services increased during the three months ended March 31, 2010 as compared to the prior year due to an increase in services revenue during the period, accounting for a $0.3 million increase in cost of services. Additionally, there were several consultants that were not billable during the period which accounted for another $0.1 million of cost. The Company had an average of 88 consultants in the current period and 79 in the prior year period, resulting in a 11.4% increase in consultant headcount. During the three month period ended March 31, 2009, $0.8 million of revenue related to National Digital Medical Archives (“NDMA”) was deferred until payment was received thereby increasing cost of services as a percentage of revenue. This revenue was ultimately recorded during the three month period ended September 30, 2009.

Cost of related party services was $0.4 million, or 93.3% of related party services revenue, for the three months ended March 31, 2010, representing a decrease of $0.1 million, or 13.6%, as compared to $0.5 million, or 91.9% of related party services revenue, for the three months ended March 31, 2009. The Company had 14 consultants performing services for the related party in the current period and 17 in the prior year period, resulting in a 17.6% decrease in consultant headcount.

Gross profit

Gross profit was $1.1 million, or 22.6% of revenue for the three months ended March 31, 2010, representing an increase of $0.8 million, as compared to $0.3 million, or 7.1% of revenue for the three months ended March 31, 2009.

           Gross profit from services was $1.1 million, or 25.5% of services revenue for the three months ended March 31, 2010, representing an increase of $0.8 million from the prior year’s gross profit from services of $0.3 million, or 8.2% of services revenue. The increase in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $30,747, or 6.7% of related party services revenue for the three months ended March 31, 2010, representing a decrease of $13,156 from the prior year’s gross profit of $43,903, or 8.1% of related party services revenue for the three months ended March 31, 2009. The decrease in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

        Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.7 million, or 13.8% of revenue, for the three months ended March 31, 2010, decreasing by $0.1 million, or 14.6%, as compared to $0.8 million, or 21.1% of revenue, for the three months ended March 31, 2009.

Selling and marketing expense for the three months ended March 31, 2010 decreased by $0.1 million as compared to the prior year due primarily to a $0.1 million reduction in payroll and payroll related expenses due to a reduction in sales headcount and reduced commission expense.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.7 million, or 14.8% of revenue, for the three months ended March 31, 2010, increasing by $0.1 million, or 14.1%, as compared to $0.6 million, or 16.9% of revenue, for the three months ended March 31, 2009.

The $0.1 million increase in general and administrative expense for the three months ended March 31, 2010 as compared to the prior year is primarily due to increases in payroll and payroll related expenses, bad debt expense, and utilities partially offset by reductions in legal and accounting fees and dues and subscriptions expense.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Depreciation and amortization expenses were $24,382 and $27,125 for the three months ended March 31, 2010 and 2009, respectively.

Other income (expense)

During the three months ended March 31, 2009, the Company recorded an impairment with respect to its investment in its related party, LEC, and recorded a charge of approximately $103,000. There were no impairment charges recorded during the three month period ended March 31, 2010.

Interest expense, which includes amortization of the discount on debt of zero and $41,447 during the three months ended March 31, 2010 and 2009, respectively, was $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense declined by $0.2 million as compared to the prior year period due to amortization related to warrants and debt discounts being completed in the prior year in addition to a reduction in interest paid to Access Capital resulting from the decline in the interest rate in 2010.

Liquidity and Capital Resources

The Company has incurred a $417,110 net loss for the three months ended March 31, 2010 and, while the Company reported a profit of $31,956 for the fiscal year ended December 31, 2009, it incurred significant losses for the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the three months ended March 31, 2010 and the years ended December 31, 2004 through 2008, and had an accumulated deficit of $72.0 million at March 31, 2010. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of March 31, 2010, the Company had a cash balance of approximately $96,740, compared to $96,957 at December 31, 2009, and a working capital deficiency of $0.8 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of March 31, 2010. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective January 1, 2010, although the Company remains in default with respect to the Access Capital Loan and Security Agreement, Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18%, to 12% per annum. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which is redeemable for cash or common stock at the Company’s option on February 6, 2011. The Company does not currently have the funds to repay this debt upon maturity.

Additional capital or financing will be needed to fund current working capital requirements, ongoing debt service and to repay the obligations that are maturing over the upcoming 12 month period. Our primary sources of liquidity are cash flows from operations, borrowings under our revolving credit facility, and various short and long term financings. We plan to continue to strive to increase revenues and to control operating expenses in order to reduce, or eliminate, the operating losses. Additionally, we will continue to seek equity and/or debt financing in order to enable us to continue to meet our financial obligations until we achieve profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Failure to obtain sufficient financing would have substantial negative ramifications to the Company.

                The Company’s working capital deficit was $0.8 million as of March 31, 2010 which represented a $0.3 million increase in the working capital deficit when compared to the working capital deficit of $0.5 million as of December 31, 2009. The $0.3 million increase in the working capital deficit is due to a $0.1 million reduction in accounts receivable and prepaid expenses, and a $0.4 million increase in borrowings on the Access Capital line of credit, which was partially offset by a $0.2 million reduction in accounts payable and accrued expenses.

Cash used in operating activities during the three months ended March 31, 2010 was approximately $0.4 million compared to cash used in operating activities of $0.6 million for the three months ended March 31, 2009. The decrease in cash used in operations was primarily the result of a $1.0 million reduction in the Company’s net loss adjusted for non-cash charges/credits recorded in income, such as depreciation, amortization, stock based compensation and bad debt expense, as compared to the prior year period. Partially offsetting the reduction in cash used due to the Company’s net loss was a $0.8 million increase in cash used by operating assets and liabilities, which was largely due to a $0.7 million reduction in deferred revenue as compared to the prior year.

There was no cash used in investing activities in the current period compared to $6,747 during the three months ended March 31, 2009. The Company purchased computer equipment during the prior year period.

                Cash provided by financing activities was $0.4 million during both the three month periods ended March 31, 2010 and 2009. During both periods, the cash provided by financing activities was due to additional borrowings under the Company’s revolving line of credit agreement with Access Capital.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of March 31, 2010) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this requirement as of June 30, 2008 and remains in default as of March 31, 2010. Additionally, during the third year of the three year term the Company must maintain an average minimum monthly borrowing of $2,500,000. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default with respect to the Access Capital Loan and Security Agreement, in January 2010 Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

There are currently no material commitments for capital expenditures.

As of March 31, 2010 and December 31, 2009, the Company had accounts receivable due from LEC of approximately $0.4 million and $0.2 million, respectively. There are no known collection problems with respect to LEC.

For the three months ended March 31, 2010 and 2009, we invoiced LEC $0.5 million and $0.5 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of March 31, 2010:

Lender	Type of facility	Outstanding as of March 31, 2010 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$2,939,000	$220,000
Taurus Advisory Group, LLC / TAG Virgin Islands, Inc. Investors	Convertible Promissory Notes	$500,000	$-
Glenn Peipert	Promissory Note	$94,000	$-

TOTAL		$3,533,000	$220,000

 Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of March 31, 2010

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

New Accounting Standards

In January 2010, the FASB issued an amendment to accounting standards addressing fair value measurements and disclosures which requires reporting entities to make new disclosures about recurring and nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The revised accounting standard also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations as it is disclosure-only in nature.

In June 2009, the FASB issued new accounting standards relating to the transfer of financial assets. These standards require entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a "qualifying special-purpose entity," change the requirements for derecognizing financial assets and require additional disclosures. We adopted this standard on January 1, 2010.

Also, in June 2009, the FASB issued new accounting standards which change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These standards were effective beginning January 1, 2010. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations.

In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of revenue recognition. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. We may elect, but are not required, to apply the standards retrospectively to all prior periods. We are currently evaluating the impact this amendment may have on our consolidated financial position and results of operations.

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

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 continues to be ineffective as of March 31, 2010. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conversion Services International, Inc.

Date: May 12, 2010	By:	/s/ Lori Cohen
Lori Cohen President and Chief Executive Officer