Form 10-Q
period 2010-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2010-08-10
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller Reporting Company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common Stock, $0.001 par value per share	125,433,751 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and six months ended June 30, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$7,792	$96,957
Accounts receivable, net	2,739,469	3,912,021
Accounts receivable from related parties, net	259,135	236,233
Prepaid expenses	96,328	124,764
TOTAL CURRENT ASSETS	3,102,724	4,369,975

PROPERTY AND EQUIPMENT, at cost, net	18,864	36,887

OTHER ASSETS	98,535	110,494

Total Assets	$3,220,123	$4,517,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$2,057,631	$2,541,900
Accounts payable and accrued expenses	1,559,627	1,964,513
Deferred revenue	294,024	240,606
Related party note payable	95,956	92,236
TOTAL CURRENT LIABILITIES	4,007,238	4,839,255

Long-term debt	500,000	500,000
Total liabilities	4,507,238	5,339,255

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized

Series A convertible preferred stock, 19,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,678,331	1,488,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 124,732,251 and 122,295,838 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	124,732	122,296
Series B convertible preferred stock, 20,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,352,883	1,352,883
Additional paid in capital	68,084,024	68,260,325
Treasury stock, at cost, 1,145,382 shares in treasury as of June 30, 2010 and December 31, 2009, respectively	(423,869)	(423,869)
Accumulated deficit	(72,103,216)	(71,621,866)
Total Stockholders' Deficit	(2,965,446)	(2,310,231)

Total Liabilities and Stockholders' Deficit	$3,220,123	$4,517,356
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
(Unaudited)

	For the three months ended		For the six months ended
	2010	2009	2010	2009

REVENUE:
Services	$3,956,413	$5,069,329	$8,260,762	$8,173,422
Related party services	474,390	493,301	936,135	1,036,069
Reimbursable expenses	153,508	298,379	345,247	444,957
Other	63,500	1,560	82,500	18,560
	4,647,811	5,862,569	9,624,644	9,673,008
COST OF REVENUE:
Services	2,722,360	3,627,969	5,930,406	6,478,069
Related party services	418,262	444,187	849,260	943,052
Consultant expenses	154,000	337,364	365,560	526,972
	3,294,622	4,409,520	7,145,226	7,948,093
GROSS PROFIT	1,353,189	1,453,049	2,479,418	1,724,915

OPERATING EXPENSES
Selling and marketing	631,835	755,734	1,317,491	1,558,422
General and administrative	667,730	609,860	1,401,884	1,253,437
Depreciation and amortization	23,099	29,279	47,481	56,404
	1,322,664	1,394,873	2,766,856	2,868,263
INCOME (LOSS) FROM OPERATIONS	30,525	58,176	(287,438)	(1,143,348)

OTHER EXPENSE
Equity in losses from investments	-	-	-	(103,298)
Interest expense, net	(94,765)	(205,641)	(193,912)	(487,476)
	(94,765)	(205,641)	(193,912)	(590,774)
LOSS BEFORE INCOME TAXES	(64,240)	(147,465)	(481,350)	(1,734,122)
INCOME TAXES	-	-	-	-

NET LOSS	(64,240)	(147,465)	(481,350)	(1,734,122)
Accretion of issuance costs associated with convertible preferred stock	(95,000)	(95,000)	(190,000)	(190,000)
Dividends on convertible preferred stock	(45,000)	(45,000)	(90,000)	(90,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(204,240)	$(287,465)	$(761,350)	$(2,014,122)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and diluted loss per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares used to compute net loss per common share:
Basic and diluted	123,570,367	119,851,548	123,470,726	119,772,594
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(481,350)	$(1,734,122)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	18,023	26,944
Amortization of debt discounts	-	69,070
Amortization of relative fair value of warrants issued	-	115,189
Amortization of deferred financing costs	29,459	29,460
Stock based compensation	16,134	112,422
Increase (decrease) in allowance for doubtful accounts	15,247	(48,095)
Losses from equity investments	-	103,298
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,160,788	(854,453)
Increase in accounts receivable from related parties	(26,385)	(217,486)
Decrease in prepaid expenses	10,936	24,631
(Decrease) increase in accounts payable and accrued expenses	(401,166)	229,956
Increase in deferred revenue	53,418	738,876
Net cash provided by (used in) operating activities	395,104	(1,404,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,173)
Net cash used in investing activities	-	(10,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under the line of credit	(484,269)	1,092,385
Net cash (used in) provided by financing activities	(484,269)	1,092,385

NET DECREASE IN CASH	(89,165)	(322,098)
CASH, beginning of period	96,957	338,240

CASH, end of period	$7,792	$16,142
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$190,191	$313,269
Accretion of Series A preferred stock liability	190,000	190,000

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2010, receivables related to PNC Bank and receivables from Bank of America comprised approximately 25.2% and 23.1% of the Company’s accounts receivable balance, respectively.

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

Prior to recording its income tax liability, the Company makes a determination as to whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, the tax position is measured to determine the amount to recognize in the financial statements. At June 30, 2010, the Company has no unrecognized tax benefits. As of June 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 2 -   Liquidity Issues and Going Concern

The Company has incurred a $481,350 net loss for the six months ended June 30, 2010 and, while the Company reported a profit of $31,956 for the fiscal year ended December 31, 2009, it incurred significant losses for the years ended December 31, 2004 through 2008. Additionally, although the Company had positive cash flow from operating activities during the year ended December 31, 2009 and the six months ended June 30, 2010, it incurred negative cash flows from operating activities for the years ended December 31, 2004 through 2009, and had an accumulated deficit of $72.1 million at June 30, 2010. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of June 30, 2010, the Company had a cash balance of approximately $7,792, compared to $96,957 at December 31, 2009, and a working capital deficiency of $0.9 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of June 30, 2010. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective January 1, 2010, although the Company remains in default with respect to the Access Capital Loan and Security Agreement, Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18%, to 12% per annum. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which is redeemable for cash or common stock at the Company’s option on February 1, 2011. The Company does not currently have the funds to repay this debt upon maturity.

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

Note 3 - New Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17"). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition in which arrangements include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or a specific result. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations as there are not currently any milestones that will be achieved.

Note 4 - Line of credit

The Company executed a revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, an interest rate of prime (which was 3.25% as of June 30, 2010) plus 2.75% prior to a default, but 18% upon default and matures on March 31, 2011. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of June 30, 2008 and remains in default as of June 30, 2010 and, as such, the amounts outstanding under the revolving line of credit are callable. Additionally, during the third year of the three year term the Company must maintain a minimum average monthly loan balance of $2,500,000. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default of the Access Capital Loan and Security Agreement, effective January 2010, Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

The Company was in default of the Loan and Security Agreement as of June 30, 2010 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As a result of this default, to date, Access has increased the interest rate payable on borrowings under the line of credit to 12% per annum beginning in January 2010, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital.

As of June 30, 2010, $2.1 million was outstanding under the line of credit and the Company had approximately $385,000 available under the line of credit.

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the six months ended June 30, 2010 or during the years ended December 31, 2009 or 2008.

The following summarizes the stock option transactions under the 2003 Plan during 2010:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2009	4,771,999	$0.76
Options granted	-	-
Options exercised	-	-
Options canceled	(324,000)	0.74
Options outstanding at June 30, 2010	4,447,999	$0.76

The following table summarizes information concerning outstanding and exercisable Company common stock options at June 30, 2010:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	1,920,000	$0.260	5.6	1,920,000	$0.260
$0.46-$0.60	1,005,000	0.461	5.5	1,005,000	0.461
$0.83	910,000	0.830	5.4	910,000	0.830
$2.475-$3.45	612,999	2.746	3.8	612,999	2.746
	4,447,999			4,447,999

The Company recorded approximately zero and $16,000 and $79,000 and $112,000 of expense related to stock options which vested during the three and six months ended June 30, 2010 and 2009, respectively.

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

Basic and diluted loss per share was determined as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net loss before income taxes (A)	$(64,240)	$(147,465)	$(481,350)	$(1,734,122)
Net loss (B)	$(64,240)	$(147,465)	$(481,350)	$(1,734,122)
Net loss attributable to common stockholders (C)	$(204,240)	$(287,465)	$(761,350)	$(2,014,122)
Weighted average outstanding shares of common stock (D)	123,570,367	119,851,548	123,470,726	119,772,594

Basic and diluted loss per common share:
Before income taxes (A/D)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share (B/D)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share attributable to common stockholders (C/D)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

For the three and six months ended June 30, 2010 and 2009, 4,447,999 and 4,864,998 shares attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive, respectively. Additionally, the effect of warrants to purchase 68,627,885 shares which were issued between June 7, 2004 and June 30, 2009, and were outstanding as of June 30, 2010, were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2010 and 2009 because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 666,667 shares of common stock underlying the $1,050,000 convertible line of credit note to Taurus as of June 30, 2009, 16,666,667 shares underlying the $500,000 convertible line of credit note to TAG Virgin Islands, Inc. as of June 30, 2010, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and options to purchase 36,596 shares of common stock outstanding to Laurus as of June 30, 2010 and 2009.

Note 7 – Preferred Stock

In February 2006, we entered into a Securities Purchase Agreement with investors represented by TAG Virgin Islands, Inc. (“TAG”), pursuant to which we issued 19,000 shares of our newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). Each share of Series A Preferred has a stated value of $100.00. We received proceeds of $1,900,000. The Series A Preferred has a cumulative annual dividend equal to five percent (5%), which is payable semi-annually  in cash or common stock, at our election, and is convertible into shares of the Company’s common stock at any time at a price equal to $0.50 per share (subject to adjustment). In addition, the Series A Preferred has no voting rights, but has liquidation preferences and certain other privileges. All shares of Series A Preferred not previously converted shall be redeemed by the Company, in cash or common stock, at the election of the Company, on February 1, 2011. Pursuant to the Securities Purchase Agreement, the TAG investors were also granted a warrant to purchase 1,900,000 shares of our common stock exercisable at a price of $0.60 per share (subject to adjustment), exercisable for a period of five years.

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

Note 8 - Major Customers

During the three months ended June 30, 2010, the Company had sales relating to three major customers, PNC Bank, Bank of America and  LEC, a related party, comprising 37.2%, 12.9% and 10.2% of revenues, respectively, and totaling approximately $1,730,560, $599,266 and $474,390, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,724,675 at June 30, 2010. As of June 30, 2010, receivables related to services performed for PNC Bank, Bank of America and LEC accounted for approximately 25.2%, 23.1% and 9.3% of the Company’s accounts receivable balance, respectively.

During the six months ended June 30, 2010, the Company had sales relating to two major customers, PNC Bank and Bank of America, comprising 33.2% and 11.7% of revenues, respectively, and totaling approximately $3,197,722 and $1,127,416, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,446,385 at June 30, 2010. As of June 30, 2010, receivables related to PNC Bank and Bank of America accounted for approximately 25.2% and 23.1% of the Company’s accounts receivable balance, respectively.

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

Lease Commitments

Years Ending June 30	Office

2011	$187,145
2012	141,873
2013	141,873
2014	141,873
2015	141,873
Thereafter	70,937
$825,574

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015.  This amendment requires the Company to surrender approximately 9,137 square feet of its office space to the landlord effective July 1, 2010, leaving the Company with approximately 7,467 square feet of office space in this facility. Monthly rent with respect to our East Hanover, New Jersey facility is approximately $16,582 until December 31, 2010. Monthly rent for the period beginning January 1, 2011 and ending December 31, 2015 will be approximately $11,823. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  The Company’s CSI DeLeeuw division has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244.  DeLeeuw leases this space which had an original expiration date of December 31, 2005, but has been extended until December 31, 2010.  Monthly rent with respect to our Charlotte, North Carolina facility is $2,787 per month effective January 1, 2010 through December 31, 2010.

 Note 10 - Related Party Transactions

Refer to footnote 8 for the related party transaction disclosure as a major customer.

As of June 30, 2010, the balance outstanding with respect to the loan from Glenn Peipert, our former Executive Vice President, Chief Operating Officer and Director, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three		Selected Statement of Operations Data for the six
	months ended June 30,		months ended June 30,
	2010	2009	2010	2009

Net revenue	$4,647,811	$5,862,569	$9,624,644	$9,673,008
Gross profit	1,353,189	1,453,049	2,479,418	1,724,915
Net loss	(64,240)	(147,465)	(481,350)	(1,734,122)
Net loss attributable to common stockholders	(204,240)	(287,465)	(761,350)	(2,014,122)
Basic and diluted loss per common share:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.02)

	Selected Statement of Financial Position Data as of
	June 30, 2010	December 31, 2009

Working capital deficiency	$(904,514)	$(469,280)
Total assets	3,220,123	4,517,356
Total stockholders' deficit	(2,965,446)	(2,310,231)

Three and Six Months Ended June 30, 2010 and 2009

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $4.6 million and $9.6 million for the three and six months ended June 30, 2010, respectively, decreased by $1.2 million, or 20.7%, and $0.1 million, or 0.5%, as compared to revenue of $5.9 million and $9.7 million for the three and six months ended June 30, 2009, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,
	2010		2009
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,340,299	28.8%	$2,092,210	35.7%
Business Intelligence / Data Warehousing	2,616,114	56.3%	2,977,119	50.8%
Data Management	474,390	10.2%	493,301	8.4%
Reimbursable expenses	153,508	3.3%	298,379	5.0%
Other	63,500	1.4%	1,560	0.1%
	$4,647,811	100.0%	$5,862,569	100.0%

	For the six months ended June 30,
	2010		2009
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$2,818,406	29.3%	$3,094,150	32.0%
Business Intelligence / Data Warehousing	5,442,356	56.5%	5,079,272	52.5%
Data Management	936,135	9.7%	1,036,069	10.7%
Reimbursable expenses	345,247	3.6%	444,957	4.6%
Other	82,500	0.9%	18,560	0.2%
	$9,624,644	100.0%	$9,673,008	100.0%

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

Strategic consulting revenue of $1.3 million, or 28.8% of total revenue, for the three months ended June 30, 2010 decreased by $0.8 million, or 35.9%, as compared to revenue of $2.1 million, or 35.7% of total revenue, for the three months ended June 30, 2009. This decrease is primarily due to a $0.8 million decrease in revenue related to a project at PNC Bank that began in April 2009 and completed as of June 30, 2010. In the strategic consulting line of business, there was a 50.0% decrease in consultant headcount and a 17.1% decrease in the average bill rate during the quarter, as compared to the prior year period.

Strategic consulting revenue of $2.8 million, or 29.3% of total revenue, for the six months ended June 30, 2010 decreased by $0.3 million, or 8.9%, as compared to revenue of $3.1 million, or 32.0% of total revenue, for the six months ended June 30, 2009. This decrease is primarily due to a $0.3 million decrease in revenue related to Bank of America, a $0.3 million decrease in revenue related to a completed project at NYISO, and a $0.1 million decrease for various other client projects. These decreases in revenue were partially offset by $0.4 million of increased revenue in the current period related to projects at TD Ameritrade and PNC Bank. In the strategic consulting line of business, there was a 26.2% decrease in consultant headcount and a 13.8% decrease in the billable hours year to date, partially offset by a 7.2% average bill rate increase as compared to the prior year period.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $2.6 million, or 56.3% of total revenue, for the three months ended June 30, 2010 decreased by $0.4 million, or 12.1%, as compared to revenue of $3.0 million, or 50.8% of total revenue, for the three months ended June 30, 2009. This decrease is primarily due to a $1.6 million revenue decrease largely related to projects for Church & Dwight, NDMA, Pfizer, SAC Capital, Flight Safety and various smaller projects. These decreases were partially offset by $1.2 million of current period revenue increases primarily related to projects at PNC, Lehman Brothers and Moody’s Corporation. Overall, the BI/DW line of business had an 8.2% decrease in consultant headcount, a 7.5% decrease in the average bill rate, a 7.3% decrease in billable hours, partially offset by a 1.6% increase in the utilization rate as compared to the prior period.

BI/DW revenue of $5.4 million, or 56.5% of total revenue, for the six months ended June 30, 2010 increased by $0.4 million, or 7.1% of total revenue, as compared to revenue of $5.1 million, or 52.5% of total revenue, for the six months ended June 30, 2009. New 2010 projects in this line of business contributed $3.4 million to revenue during the six month period ended June 30, 2010, which is partially offset by $2.4 million of non-recurring revenue related to completed projects and $0.6 million of decreased revenue relating to continuing projects for current clients as compared to the prior year. Average BI/DW headcount increased 1.7%, billable hours increased by 4.1%, average bill rate decreased 5.5% and consultant utilization increased 1.7% overall for the six month period ended June 30, 2010 as compared to the prior year.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.5 million, or 10.2% of total revenue, for the three months ended June 30, 2010 decreased by $18,911, or 3.8%, as compared to revenue of $0.5 million, or 8.4% of total revenue, for the three months ended June 30, 2009. This decrease is due to a 9.6% decrease in the average bill rate and a 6.9% decrease in the utilization rate during the current period, partially offset by a 6.3% increase in billable hours as compared to the prior year.

Data management revenue of $0.9 million, or 9.7% of total revenue, for the six months ended June 30, 2010 decreased by $0.1 million, or 9.6%, as compared to revenue of $1.0 million, or 10.7% of total revenue, for the six months ended June 30, 2009.  This decrease is due to a 10.1% decrease in the average bill rate, partially offset by a 0.8% increase in billable hours during the current year to date period as compared to the prior year.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $3.3 million, or 70.9% of revenue, and $7.1 million, or 74.2% of revenue, for the three and six months ended June 30, 2010, respectively, representing a decrease of $1.1 million, or 25.3%, and $0.8 million, or 10.1%, as compared to $4.4 million, or 75.2% of revenue, and $7.9 million, or 82.2% of revenue, for the three and six months ended June 30, 2009, respectively.

Cost of services was $2.7 million, or 68.8% of services revenue for the three months ended June 30, 2010, representing a decrease of $0.9 million, or 25.0%, as compared to $3.6 million, or 71.6% of services revenue for the three months ended June 30, 2009. Cost of services decreased during the three months ended June 30, 2010 as compared to the prior year due to a $1.1 million decrease in services revenue during the period, accounting for a $0.8 million decrease in cost of services. The decrease in the cost of services, as compared to the revenue decrease continues to reflect the higher profit margin business that the Company has been pursuing. Additionally, cost of services decreased by $0.1 million as compared to the prior year due to charges recorded in the prior year for non-billable consultants and stock compensation expense that were not recorded in the current period. The Company had an average of 74 consultants in the current period and 98 in the prior year period, resulting in an 24.5% decrease in consultant headcount.

Cost of services was $5.9 million, or 71.8% of services revenue for the six months ended June 30, 2010, representing a decrease of $0.6 million, or 8.5%, as compared to $6.5 million, or 79.3% of services revenue for the six months ended June 30, 2009. Cost of services decreased during the six months ended June 30, 2010 as compared to the prior year period primarily due to $0.6 million of cost recorded in the prior period relating to revenue that had been deferred until payment was received from the client.

Cost of related party services was $0.4 million, or 88.2% of related party services revenue, for the three months ended June 30, 2010, representing a decrease of $25,925, or 5.8%, as compared to $0.4 million, or 90.0% of related party services revenue, for the three months ended June 30, 2009. Cost of related party services decreased for the three month period primarily due to a decrease in related party consulting revenue and reduced payroll expense and reduced cost of non-billable consultants during the three months ended June 30, 2010 as compared to the prior year.

Cost of related party services was $0.8 million, or 90.7% of related party services revenue, for the six months ended June 30, 2010, representing a decrease of $0.1 million, or 9.9%, as compared to $0.9 million, or 91.0% of related party services revenue, for the six months ended June 30, 2009. Cost of related party services decreased for the six month period primarily due to a decrease in related party consulting revenue and reduced charges relating to non-billable consultants during the six months ended June 30, 2010 as compared to the prior year.

Gross profit

Gross profit was $1.4 million, or 29.1% of revenue, and $2.5 million, or 25.8% of revenue, for the three and six months ended June 30, 2010, respectively, representing a decrease of $0.1 million, or 6.9% for the three months and an increase of $0.8 million, or 43.7% for the six months, as compared to $1.5 million, or 24.8% of revenue, and $1.7 million, or 17.8% of revenue, for the three and six months ended June 30, 2009, respectively.

Gross profit from services was $1.2 million, or 31.2% of services revenue for the three months ended June 30, 2010, representing a decrease of $0.2 million, or 14.4%, from the prior year’s gross profit from services of $1.4 million, or 28.4% of services revenue. The increase in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from services was $2.3 million, or 28.2% of services revenue for the six months ended June 30, 2010, representing an increase of $0.6 million, or 37.5%, from the prior year’s gross profit from services of $1.7 million, or 20.7% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $56,128, or 11.8% of related party services revenue for the three months ended June 30, 2010, representing an increase of $7,014, or 14.3% from the prior year’s gross profit of $49,114, or 10.0% of related party services revenue for the three months ended June 30, 2009. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $86,875, or 9.3% of related party services revenue for the six months ended June 30, 2010, representing a decrease of $6,142, or 6.6% from the prior year’s gross profit of $93,017, or 9.0% of related party services revenue for the six months ended June 30, 2009. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.6 million, or 13.6% of revenue, and $1.3 million, or 13.7% of revenue, for the three and six months ended June 30, 2010, respectively, representing a decrease of $0.2 million, or 16.4%, and $0.3 million, or 15.5%, for the three and six month period, respectively, as compared to $0.8 million, or 12.9% of revenue, and $1.6 million, or 16.1% of revenue, for the three and six months ended June 30, 2009, respectively.

Selling and marketing expense for the three months ended June 30, 2010 decreased by $0.2 million as compared to the prior year due primarily to a $0.1 million reduction in payroll and stock compensation expense and a $0.1 million reduction in various accounts including professional fees, immigration fees and trade show expense.

Selling and marketing expense for the six months ended June 30, 2010 decreased by $0.3 million as compared to the prior year due primarily to a $0.2 million reduction in payroll and stock compensation expense and a $0.1 million reduction in various accounts including professional fees, immigration fees and trade show expense.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.7 million, or 14.4% of revenue, and $1.4 million, or 14.6% of revenue, for the three and six months ended June 30, 2010, increasing by $0.1 million, or 9.5%, and $0.1 million, or 11.8%, as compared to $0.6 million, or 10.4% of revenue, and $1.3 million, or 13.0% of revenue, for the three and six months ended June 30, 2009, respectively.

The $0.1 million increase in general and administrative expense for the three months ended June 30, 2010 as compared to the prior year is primarily due to a $0.1 million increase in various expenses including payroll, legal, accounting and professional fees, partially offset by a reduction in bad debt expense during the current period.

The $0.1 million increase in general and administrative expense for the six months ended June 30, 2010 as compared to the prior year is primarily due to a $0.1 million increase in payroll and bad debt expense during the six month period.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Depreciation and amortization expenses were $23,099 and $47,481, for the three and six months ended June 30, 2010, respectively, representing a $6,180 and $8,923 decline from $29,279 and $56,404 for the three and six months ended June 30, 2009, respectively.

Other income (expense)

During the six months ended June 30, 2009, the Company recorded an impairment with respect to its investment in its related party, LEC, and recorded a charge of $103,298.

Interest expense, which includes amortization of the discount on debt of $27,623 and $69,070 during the three and six months ended June 30, 2009, respectively, and zero in 2010, was $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively. Interest expense of $0.1 million for the three months ended June 30, 2010 decreased by $0.1 million, or 53.9%, as compared to $0.2 million in the prior year period. The interest expense related to the Access Capital line of credit decreased by $52,875 as compared to the prior year due to reduced line of credit balances and a lower interest rate being paid on the outstanding balances. Additionally, the interest expense related to outstanding debt declined by approximately $20,875 since the related notes were repaid in 2009 and debt discount amortization declined by approximately $28,000 due to becoming fully amortized in 2009. Interest expense of $0.2 million for the six months ended June 30, 2010 decreased by $0.3 million, or 60.2%, as compared to $0.5 million in the prior year period. This decrease is due to decreased interest due on the line of credit and notes payable of $0.1 million and $0.2 million of decreased warrant and debt discount amortization.

Liquidity and Capital Resources

The Company has incurred a $481,350 net loss for the six months ended June 30, 2010 and, while the Company reported a profit of $31,956 for the fiscal year ended December 31, 2009, it incurred significant losses for the years ended December 31, 2004 through 2008. Additionally, although the Company had positive cash flow from operating activities during the year ended December 31, 2009 and the six months ended June 30, 2010, it incurred negative cash flows from operating activities for the years ended December 31, 2004 through 2009, and had an accumulated deficit of $72.1 million at June 30, 2010. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of June 30, 2010, the Company had a cash balance of approximately $7,792, compared to $96,957 at December 31, 2009, and a working capital deficiency of $0.9 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of June 30, 2010. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective January 1, 2010, although the Company remains in default with respect to the Access Capital Loan and Security Agreement, Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18%, to 12% per annum. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which is redeemable for cash or common stock at the Company’s option on February 1, 2011. The Company does not currently have the funds to repay this debt upon maturity.

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

The Company’s working capital deficit was $0.9 million as of June 30, 2010 which represented a $0.4 million increase in the working capital deficit when compared to the working capital deficit of $0.5 million as of December 31, 2009. The primary reason for the decline in working capital is a $1.2 million reduction in accounts receivable, partially offset by a $0.4 million decrease in the outstanding line of credit balance and a $0.4 million decrease in accounts payable and accrued expenses as compared to the prior period.

Cash provided by operating activities during the six months ended June 30, 2010 was approximately $0.4 million compared to cash used in operating activities of $1.4 million for the six months ended June 30, 2009. The increase in cash provided by operations was the result of a $0.9 million increase in cash provided by operations from changes in operating assets and liabilities. This increase is primarily due to $2.2 million of cash provided by accounts receivable as compared to the prior year, which is partially offset by a $0.6 million of cash used by accounts payable and accrued liabilities and a $0.7 million reduction in deferred revenue as compared to the prior year. Additionally, cash used in operations resulting from the Company’s net loss adjusted for non-cash charges/credits recorded in income, such as depreciation, amortization, stock based compensation and bad debt expense, improved by $0.9 million as compared to the prior year period.

Cash used in investing activities was zero in the current period compared to $10,173 during the six months ended June 30, 2009. The Company purchased computer equipment during the prior year period.

Cash used in financing activities was $0.5 million during the six months ended June 30, 2010 and cash provided by financing activities was $1.1 million during the six months ended June 30, 2009. The cash (used in) financing activities during the current period was due to repayments under the Company’s revolving line of credit agreement with Access Capital.  The cash provided by financing activities during the prior period was primarily the result of the Company’s borrowings under its line of credit arrangement.

The Company executed a replacement revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of June 30, 2010) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this requirement as of June 30, 2008 and remains in default as of June 30, 2010. Additionally, during the third year of the three year term the Company must maintain an average minimum monthly borrowing of $2,500,000. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default with respect to the Access Capital Loan and Security Agreement, in January 2010 Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

There are currently no material commitments for capital expenditures.

As of June 30, 2010 and December 31, 2009, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.2 million, respectively. There are no known collection problems with respect to LEC.

For the three and six months ended June 30, 2010 and 2009, we invoiced LEC $0.5 million and $0.9 million and $0.5 million and $1.0 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of June 30, 2010:

Lender	Type of facility	Outstanding as of June 30, 2010 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$2,058,000	$385,000
TAG Virgin Islands, Inc. Investors	Convertible Promissory Notes	$500,000	$-
Glenn Peipert	Promissory Note	$95,000	$-

TOTAL		$2,653,000	$385,000

 Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of June 30, 2010

Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

New Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17"). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition in which arrangements include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or a specific result. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations as there are not currently any milestones that will be achieved.

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

As of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 continues to be ineffective as of June 30, 2010. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Conversion Services International, Inc.

Date: August 10, 2010	By:	/s/ Lori Cohen
Lori Cohen President and Chief Executive Officer