Form 10-Q
period 2010-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2010-11-10
CIK 934306

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Stock, $0.001 par value per share	127,315,538 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and nine months ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$12,460	$96,957
Accounts receivable, net	2,205,334	3,912,021
Accounts receivable from related parties, net	254,284	236,233
Prepaid expenses	87,650	124,764
TOTAL CURRENT ASSETS	2,559,728	4,369,975

PROPERTY AND EQUIPMENT, at cost, net	11,414	36,887

OTHER ASSETS	92,556	110,494

Total Assets	$2,663,698	$4,517,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$1,582,669	$2,541,900
Accounts payable and accrued expenses	1,639,809	1,964,513
Series A redeemable convertible preferred stock	1,773,331	-
Deferred revenue	295,240	240,606
Note payable	97,452	92,236
TOTAL CURRENT LIABILITIES	5,388,501	4,839,255

Long-term debt	500,000	500,000
Total liabilities	5,888,501	5,339,255

Series A convertible preferred stock, 19,000 shares issued and outstanding at December 31, 2009	-	1,488,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 127,307,586 and 122,295,838 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	127,308	122,296
Series B convertible preferred stock, 20,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,352,883	1,352,883
Additional paid in capital	68,136,865	68,260,325
Treasury stock, at cost, 1,145,382 shares in treasury as of September 30, 2010 and December 31, 2009, respectively	(423,869)	(423,869)
Accumulated deficit	(72,417,990)	(71,621,866)
Total Stockholders' Deficit	(3,224,803)	(2,310,231)

Total Liabilities and Stockholders' Deficit	$2,663,698	$4,517,356

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
 (Unaudited)

	For the three months ended		For the nine months ended
	2010	2009	2010	2009
REVENUE:
Services	$3,168,908	$7,011,285	$11,429,670	$15,184,707
Related party services	411,941	531,142	1,348,076	1,567,211
Reimbursable expenses	119,587	410,470	464,834	855,427
Other	87,109	108,345	169,609	126,905
	3,787,545	8,061,242	13,412,189	17,734,250
COST OF REVENUE:
Services	2,212,762	4,214,161	8,143,168	10,692,230
Related party services	350,342	465,555	1,199,602	1,408,607
Consultant expenses	137,771	434,546	503,331	961,518
	2,700,875	5,114,262	9,846,101	13,062,355
GROSS PROFIT	1,086,670	2,946,980	3,566,088	4,671,895

OPERATING EXPENSES
Selling and marketing	561,858	728,847	1,879,349	2,287,269
General and administrative	604,971	724,337	2,006,855	1,977,774
Depreciation and amortization	22,179	25,108	69,660	81,512
	1,189,008	1,478,292	3,955,864	4,346,555
INCOME (LOSS) FROM OPERATIONS	(102,338)	1,468,688	(389,776)	325,340

OTHER EXPENSE
Equity in losses from investments	-	-	-	(103,298)
Interest expense, net	(212,436)	(176,070)	(406,348)	(663,546)
	(212,436)	(176,070)	(406,348)	(766,844)
INCOME (LOSS) BEFORE INCOME TAXES	(314,774)	1,292,618	(796,124)	(441,504)
INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(314,774)	1,292,618	(796,124)	(441,504)
Accretion of issuance costs associated with convertible preferred stock	-	(95,000)	(190,000)	(285,000)
Dividends on convertible preferred stock	(21,250)	(45,000)	(111,250)	(135,000)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(336,024)	$1,152,618	$(1,097,374)	$(861,504)

Earnings (loss) per share:
Basic	$(0.00)	$0.01	$(0.01)	$(0.01)
Diluted	$(0.00)	$0.01	$(0.01)	$(0.01)

Shares used in calculation of earnings (loss) per share:
Basic	125,601,045	119,895,174	124,188,635	119,813,903
Diluted	125,601,045	133,651,512	124,188,635	119,813,903

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,124)	$(441,504)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	25,473	37,325
Amortization of debt discounts	-	69,070
Amortization of relative fair value of warrants issued	-	115,189
Amortization of deferred financing costs	44,188	44,188
Accretion of issuance costs associated with Series A convertible preferred stock	95,000	-
Dividends on Series A convertible preferred stock which are paid in common stock	23,750	-
Stock based compensation	16,134	115,965
Decrease in allowance for doubtful accounts	(74,048)	(97,909)
Losses from equity investments	-	103,298
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,759,040	(1,118,865)
Decrease (increase) in accounts receivable from related parties	3,644	(118,527)
Decrease in prepaid expenses	10,864	27,202
(Decrease) increase in accounts payable and accrued expenses	(287,821)	529,369
Increase in deferred revenue	54,634	113,058
Net cash provided by (used in) operating activities	874,734	(622,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,670)
Net cash used in investing activities	-	(10,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under the line of credit	(959,231)	726,044
Principal payment on short-term notes payable	-	(400,000)
Net cash (used in) provided by financing activities	(959,231)	326,044

NET DECREASE IN CASH	(84,497)	(306,767)
CASH, beginning of period	96,957	338,240

CASH, end of period	$12,460	$31,473

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
 (Unaudited)

	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$273,165	$469,362
Accretion of Series A preferred stock liability	285,000	285,000
Common stock issued in payment of dividends on preferred stock	151,667	111,250
Common stock issued in payment of 2009 compensation	15,000	-

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2010, receivables related to Bank of America, PNC Bank, Thomson Reuters and LEC, a related party, comprised approximately 26.8%, 16.7%, 10.5% and 10.0% of the Company’s accounts receivable balance, respectively.

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

Prior to recording its income tax liability, the Company makes a determination as to whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, the tax position is measured to determine the amount to recognize in the financial statements. At September 30, 2010, the Company has no unrecognized tax benefits. As of September 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 2 -   Liquidity Issues and Going Concern

The Company has incurred a $796,124 net loss for the nine months ended September 30, 2010 and, while the Company reported a profit of $31,956 for the fiscal year ended December 31, 2009, it incurred significant losses for the years ended December 31, 2004 through 2008. Although the Company had positive cash flow from operating activities during the year ended December 31, 2009 and the nine months ended September 30, 2010, it incurred negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $72.4 million at September 30, 2010. Additionally, the Company’s revolving line of credit matures on March 31, 2011 and the Company’s Series A preferred stock is redeemable on February 1, 2011. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of September 30, 2010, the Company had a cash balance of approximately $12,460, compared to $96,957 at December 31, 2009, and a working capital deficiency of $2.8 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a three-year revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”), which matures on March 31, 2011. As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of September 30, 2010. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective January 1, 2010, although the Company remains in default with respect to the Access Capital Loan and Security Agreement, Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18%, to 12% per annum. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which is redeemable for cash or common stock at the Company’s option on February 1, 2011. The Company does not currently have the funds, or available shares of common stock, to repay this debt upon maturity. While the Company continues to have available shares reserved if the holder elects to convert the preferred shares to common stock, as a result of a recent reduction in the Company’s stock price, the Company no longer has enough shares available to enable it to redeem the preferred stock by issuing shares of its common stock. Therefore, the Series A convertible preferred stock has been reclassified to current liabilities during the three months ended September 30, 2010.

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

Note 3 - New Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition in which arrangements include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or a specific result. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations as there are not currently any milestones that will be achieved.

Note 4 - Line of credit

The Company executed a revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, an interest rate of prime (which was 3.25% as of September 30, 2010) plus 2.75% prior to a default, but 18% upon default and matures on March 31, 2011. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of June 30, 2008 and remains in default as of September 30, 2010 and, as such, the amounts outstanding under the revolving line of credit are callable. Additionally, during the third year of the three year term the Company must maintain a minimum average monthly loan balance of $2,500,000. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default of the Access Capital Loan and Security Agreement, effective January 2010, Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

The Company was in default of the Loan and Security Agreement as of September 30, 2010 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As of September 30, 2010, approximately $1.6 million was outstanding under the line of credit and the Company had approximately $454,000 available under the line of credit.

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during the nine months ended September 30, 2010 or during the years ended December 31, 2009 or 2008.

The following summarizes the stock option transactions under the 2003 Plan during 2010:

	Shares	Weighted average exercise price
Options outstanding at December 31, 2009	4,771,999	$0.76
Options granted	-	-
Options exercised	-	-
Options canceled	(549,000)	0.55
Options outstanding at September 30, 2010	4,222,999	$0.79

The following table summarizes information concerning outstanding and exercisable Company common stock options at September 30, 2010:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price
$0.25-$0.30	1,695,000	$0.257	5.6	1,695,000	$0.257
$0.46-$0.60	1,005,000	0.461	5.3	1,005,000	0.461
$0.83	910,000	0.830	4.9	910,000	0.830
$2.475-$3.45	612,999	2.746	3.4	612,999	2.746
	4,222,999			4,222,999

The Company recorded approximately zero and $16,000 and $4,000 and $116,000 of expense related to stock options which vested during the three and nine months ended September 30, 2010 and 2009, respectively.

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

The following is a reconciliation of net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share for each of the periods noted:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common stockholders for purposes of computing basic earnings per share	$(336,024)	$1,152,618	$(1,097,374)	$(861,504)

Effect of dividends on conversion of convertible preferred stock	-	45,000	-	-
Effect of interest on conversion of $50,000, 10% convertible short term note dated October 2, 2008	-	1,250	-	-
Effect of interest on $200,000, 10% convertible short term notes dated July 28, 2008	-	4,946	-	-
Effect of interest on $200,000, 10% convertible short term note dated September 2, 2008	-	3,533	-	-
Effect of interest on conversion of line of credit note dated June 7, 2004	-	18,375	-	-

Net income attributable to common stockholders for purposes of computing diluted earnings per share	$(336,024)	$1,225,722	$(1,097,374)	$(861,504)

The following is a reconciliation of basic to diluted shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Basic shares outstanding	125,601,045	119,895,174	124,188,635	119,813,903

Additional weighted average shares attributable to convertible securities and warrants:

$50,000, 10% convertible short term note dated October 2, 2008	-	1,000,000	-	-
$200,000, 10% convertible short term notes dated July 28, 2008	-	2,472,826	-	-
$200,000, 10% convertible short term note dated September 2, 2008	-	1,766,304	-	-
Warrant exercises using treasury stock method	-	50,541	-	-
Convertible preferred stock Series A	-	3,800,000	-	-
Convertible preferred stock Series B	-	4,000,000	-	-
Shares underlying convertible line of credit note dated June 7, 2004	-	666,667	-	-

Diluted shares outstanding	125,601,045	133,651,512	124,188,635	119,813,903

Potentially dilutive shares excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Outstanding stock options which are anti-dilutive	-	4,839,331	-	4,839,331

Warrants which are anti-dilutive	-	68,137,052	-	69,191,505

Shares underlying convertible line of credit note dated June 7, 2004	-	-	-	666,667
$50,000, 10% convertible short term note dated October 2, 2008	-	-	-	1,000,000
$200,000, 10% convertible short term notes dated July 28, 2008	-	-	-	2,500,000
$200,000, 10% convertible short term note dated September 2, 2008	-	-	-	2,500,000
Convertible preferred stock Series A which are anti-dilutive	-	-	-	3,800,000
Convertible preferred stock Series B which are anti-dilutive	-	-	-	4,000,000

Total	-	72,976,383	-	88,497,503

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 1,900,000 shares of Company common stock to be approximately $1,128,000. This relative fair value has been recorded as a reduction of the $1,900,000 balance for the preferred stock and an addition to additional paid-in capital. Additionally, the Company calculated a beneficial conversion feature charge related to the conversion price for the preferred stock to common stock of approximately $772,000.

Note 8 - Major Customers

During the three months ended September 30, 2010, the Company had sales relating to three major customers, PNC Bank, Bank of America and  LEC, a related party, comprising 27.0%, 15.5% and 10.9% of revenues, respectively, and totaling approximately $1,021,872, $585,477 and $411,941, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,314,103 at September 30, 2010. As of September 30, 2010, receivables related to services performed for PNC Bank, Bank of America and LEC accounted for approximately 16.7%, 26.8% and 10.0% of the Company’s accounts receivable balance, respectively.

During the nine months ended September 30, 2010, the Company had sales relating to three major customers, PNC Bank, Bank of America and LEC, a related party, comprising 31.5%, 12.8% and 10.1% of revenues, respectively, and totaling approximately $4,219,594, $1,712,894 and $1,348,076, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,314,103 at September 30, 2010. As of September 30, 2010, receivables related to services performed for PNC Bank, Bank of America and LEC accounted for approximately 16.7%, 26.8% and 10.0% of the Company’s accounts receivable balance, respectively.

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

During the nine months ended September 30, 2009, the Company had sales relating to three major customers, PNC Bank, Bank of America and NDMA, which comprised 26.5%, 10.7% and 11.7% of revenues, respectively, and totaling approximately $4,700,230, $1,903,355 and $2,067,245, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $2,844,581 at September 30, 2009. As of September 30, 2009, receivables related to PNC Bank, Bank of America and NDMA accounted for approximately 32.9%, 7.4% and 16.0% of the Company’s accounts receivable balance, respectively.

Note 9 - Commitments and Contingencies

 Legal Proceedings

In July 2010, the Company filed a complaint in the Superior Court of New Jersey Law Division – Civil Part against National Digital Medical Archive, Inc. (“NDMA”) claiming money damages and breach of contract in an effort to collect approximately $395,000 from NDMA. In September, 2010, NDMA answered the complaint and filed a counterclaim against the Company, totaling approximately $8.3 million, alleging breach of contract and unjust enrichment. CSI intends to defend the case vigorously, however, given the preliminary status of the case it is too early for the Company to predict the ultimate outcome of the case. No assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

Lease Commitments

Years ending September 30	Office
2011	$164,509
2012	141,873
2013	141,873
2014	141,873
2015	141,873
Thereafter	35,468

$767,469

The Company’s corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015.  This amendment requires the Company to surrender approximately 9,137 square feet of its office space to the landlord effective July 1, 2010, leaving the Company with approximately 7,467 square feet of office space in this facility. Monthly rent with respect to our East Hanover, New Jersey facility is approximately $16,582 until December 31, 2010. Monthly rent for the period beginning January 1, 2011 and ending December 31, 2015 will be approximately $11,823. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  The Company’s CSI DeLeeuw division has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244.  DeLeeuw leases this space which had an original expiration date of December 31, 2005, but has been extended until December 31, 2010.  Monthly rent with respect to our Charlotte, North Carolina facility is $2,787 per month effective January 1, 2010 through December 31, 2010.

 Note 10 - Related Party Transactions

Refer to footnote 8 for the related party transaction disclosure as a major customer.

As of September 30, 2010, the balance outstanding with respect to the loan from Glenn Peipert, our former Executive Vice President, Chief Operating Officer and Director, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three months ended September 30,		Selected Statement of Operations Data for the nine months ended September 30,
	2010	2009	2010	2009
Net revenue	$3,787,545	$8,061,242	$13,412,189	$17,734,250
Gross profit	1,086,670	2,946,980	3,566,088	4,671,895
Net income (loss)	(314,774)	1,292,618	(796,124)	(441,504)
Net income (loss) attributable to common stockholders	(336,024)	1,152,618	(1,097,374)	(861,504)
Earnings (loss) per share:
Basic	$(0.00)	$0.01	$(0.01)	$(0.01)
Diluted	$(0.00)	$0.01	$(0.01)	$(0.01)

Shares used in calculation of earnings (loss) per share:
Basic	125,601,045	119,895,174	124,188,635	119,813,903
Diluted	125,601,045	133,651,512	124,188,635	119,813,903

	Selected Statement of Financial Position Data as of
	September 30, 2010	December 31, 2009
Working capital deficiency	$(2,828,773)	$(469,280)
Total assets	2,663,698	4,517,356
Total stockholders' deficit	(3,224,803)	(2,310,231)

Three and Nine Months Ended September 30, 2010 and 2009

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $3.8 million and $13.4 million for the three and nine months ended September 30, 2010, respectively, decreased by $4.3 million, or 53.0%, and $4.3 million, or 24.4%, as compared to revenue of $8.1 million and $17.7 million for the three and nine months ended September 30, 2009, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence, data warehousing and data management. The chart below reflects revenue by line of business for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010		2009
	$	% of total revenues	$	% of total revenues
Strategic Consulting	$715,237	18.9%	$3,461,912	43.0%
Business Intelligence / Data Warehousing	2,453,671	64.8%	3,549,373	44.0%
Data Management	411,941	10.9%	531,142	6.6%
Reimbursable expenses	119,587	3.1%	410,470	5.1%
Other	87,109	2.3%	108,345	1.3%
	$3,787,545	100.0%	$8,061,242	100.0%

	For the nine months ended September 30,
	2010		2009
	$	% of total revenues	$	% of total revenues
Strategic Consulting	$3,533,643	26.3%	$6,556,062	37.0%
Business Intelligence / Data Warehousing	7,896,027	58.9%	8,628,645	48.7%
Data Management	1,348,076	10.1%	1,567,211	8.8%
Reimbursable expenses	464,834	3.5%	855,427	4.8%
Other	169,609	1.2%	126,905	0.7%
	$13,412,189	100.0%	$17,734,250	100.0%

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

           Strategic consulting revenue of $0.7 million, or 18.9% of total revenue, for the three months ended September 30, 2010 decreased by $2.8 million, or 79.3%, as compared to revenue of $3.5 million, or 43.0% of total revenue, for the three months ended September 30, 2009. This decrease is primarily due to a decrease in revenue related to a project at PNC Bank that began in April 2009 and completed as of June 30, 2010. In the strategic consulting line of business, there was a 62.2% decrease in consultant headcount, a 47.7% decrease in the average bill rate during the quarter and a 63.6% decrease in billable hours in the current period as compared to the prior year period.

Strategic consulting revenue of $3.5 million, or 26.3% of total revenue, for the nine months ended September 30, 2010 decreased by $3.0 million, or 46.1%, as compared to revenue of $6.5 million, or 37.0% of total revenue, for the nine months ended September 30, 2009. This decrease is primarily due to a decrease in revenue related to a project at PNC Bank that began in April 2009 and completed as of June 30, 2010. In the strategic consulting line of business, there was a 41.5% decrease in consultant headcount, a 36.6% decrease in the billable hours year to date, and a 15.5% average bill rate decrease as compared to the prior year period.

In September 2010, the Company executed a two year Statement of Work (“SOW”) with Bank of America to provide services in the aggregate amount of approximately $10 million. This SOW expires in August 2012.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $2.5 million, or 64.8% of total revenue, for the three months ended September 30, 2010 decreased by $1.0 million, or 30.9%, as compared to revenue of $3.5 million, or 44.0% of total revenue, for the three months ended September 30, 2009. This decrease is primarily due to a $2.6 million revenue decrease largely related to projects for Church & Dwight, NDMA, Moody’s, Pfizer, Flight Safety and various smaller projects. These decreases were partially offset by $1.5 million of current period revenue increases primarily related to projects at PNC, Thomson Reuters and various smaller clients. Overall, the BI/DW line of business had a 27.0% decrease in consultant headcount, a 27.4% decrease in the average bill rate, an 8.5% decrease in billable hours, partially offset by a 17.3% increase in the consultant utilization rate as compared to the prior period.

BI/DW revenue of $7.9 million, or 58.9% of total revenue, for the nine months ended September 30, 2010 decreased by $0.7 million, or 8.5%, as compared to revenue of $8.6 million, or 48.7% of total revenue, for the nine months ended September 30, 2009. New 2010 projects and increased revenue relating to projects continuing from the prior year in this line of business contributed $2.4 million to revenue during the nine month period ended September 30, 2010, which is offset by $3.1 million of non-recurring revenue related to completed projects. Average BI/DW headcount decreased 8.4%, billable hours decreased by 0.2%, average bill rate decreased 14.1% and consultant utilization increased 6.9% overall for the nine month period ended September 30, 2010 as compared to the prior year.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.4 million, or 10.9% of total revenue, for the three months ended September 30, 2010 decreased by $0.1 million, or 22.4%, as compared to revenue of $0.5 million, or 6.6% of total revenue, for the three months ended September 30, 2009. This decrease is due to a 14.7% decrease in the average bill rate, a 9.2% decrease in billable hours during the period, and a 6.6% decrease in the utilization rate during the current period.

Data management revenue of $1.3 million, or 10.1% of total revenue, for the nine months ended September 30, 2010 decreased by $0.3 million, or 14.0%, as compared to revenue of $1.6 million, or 8.8% of total revenue, for the nine months ended September 30, 2009.  This decrease is due to an 11.7% decrease in the average bill rate, a 2.5% decrease in billable hours, and a 2.1% decrease in the consultant utilization rate during the current year to date period as compared to the prior year.

Cost of revenue

           Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $2.7 million, or 71.3% of revenue, and $9.8 million, or 73.4% of revenue, for the three and nine months ended September 30, 2010, respectively, representing a decrease of $2.4 million, or 47.2%, and $3.3 million, or 24.6%, as compared to $5.1 million, or 63.4% of revenue, and $13.1 million, or 73.7% of revenue, for the three and nine months ended September 30, 2009, respectively.

           Cost of services was $2.2 million, or 69.8% of services revenue for the three months ended September 30, 2010, representing a decrease of $2.0 million, or 47.5%, as compared to $4.2 million, or 60.1% of services revenue for the three months ended September 30, 2009. Cost of services decreased during the three months ended September 30, 2010 as compared to the prior year due to a $3.8 million decrease in services revenue during the period, accounting for a $2.0 million decrease in cost of services. During the three months ended September 30, 2010, the Company had fewer projects and more staffing business in process than in the prior year. As a result, cost of services as a percent of revenue was higher in the current year due to the change in the mix of business. The Company had an average of 63 consultants in the current period and 108 in the prior year period, resulting in a 41.7% decrease in consultant headcount.

Cost of services was $8.1 million, or 71.2% of services revenue for the nine months ended September 30, 2010, representing a decrease of $2.6 million, or 23.8%, as compared to $10.7 million, or 70.4% of services revenue for the nine months ended September 30, 2009. Cost of services decreased during the nine months ended September 30, 2010 as compared to the prior year due to a $3.8 million decrease in services revenue during the period, accounting for a $2.6 million decrease in cost of services. During the nine months ended September 30, 2010, the Company had fewer projects and more staffing business in process than in the prior year. As a result, cost of services as a percent of revenue was higher in the current year due to the change in the mix of business. The Company had a year to date average of 75 consultants in the current period and 95 in the prior year period, resulting in a 21.1% decrease in average consultant headcount.

Cost of related party services was $0.4 million, or 85.0% of related party services revenue, for the three months ended September 30, 2010, representing a decrease of $0.1 million, or 24.7%, as compared to $0.5 million, or 87.7% of related party services revenue, for the three months ended September 30, 2009. Cost of related party services decreased for the three month period primarily due to a decrease in related party consulting revenue and reduced payroll expense and reduced cost of non-billable consultants during the three months ended September 30, 2010 as compared to the prior year.

Cost of related party services was $1.2 million, or 89.0% of related party services revenue, for the nine months ended September 30, 2010, representing a decrease of $0.2 million, or 14.8%, as compared to $1.4 million, or 89.9% of related party services revenue, for the nine months ended September 30, 2009. Cost of related party services decreased for the nine month period primarily due to a decrease in related party consulting revenue and reduced charges relating to non-billable consultants during the nine months ended September 30, 2010 as compared to the prior year.

Gross profit

Gross profit was $1.1 million, or 28.7% of revenue, and $3.6 million, or 26.6% of revenue, for the three and nine months ended September 30, 2010, respectively, representing a decrease of $1.8 million, or 63.1%, and $1.1 million, or 23.7%, as compared to $2.9 million, or 36.6% of revenue, and $4.7 million, or 26.3% of revenue, for the three and nine months ended September 30, 2009, respectively.

           Gross profit from services was $1.0 million, or 30.2% of services revenue for the three months ended September 30, 2010, representing a decrease of $1.8 million, or 65.8%, from the prior year’s gross profit from services of $2.8 million, or 39.9% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from services was $3.3 million, or 28.8% of services revenue for the nine months ended September 30, 2010, representing a decrease of $1.2 million, or 26.8%, from the prior year’s gross profit from services of $4.5 million, or 29.6% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $61,599, or 15.0% of related party services revenue for the three months ended September 30, 2010, representing a decrease of $3,988, or 6.1% from the prior year’s gross profit of $65,587, or 12.3% of related party services revenue for the three months ended September 30, 2009. The decrease in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $148,474, or 11.0% of related party services revenue for the nine months ended September 30, 2010, representing a decrease of $10,130, or 6.4% from the prior year’s gross profit of $158,604, or 10.1% of related party services revenue for the nine months ended September 30, 2009. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

           Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.6 million, or 14.8% of revenue, and $1.9 million, or 14.0% of revenue, for the three and nine months ended September 30, 2010, respectively, representing a decrease of $0.1 million, or 22.9%, and $0.4 million, or 17.8%, for the three and nine month period, respectively, as compared to $0.7 million, or 9.0% of revenue, and $2.3 million, or 12.9% of revenue, for the three and nine months ended September 30, 2009, respectively.

Selling and marketing expense for the three months ended September 30, 2010 decreased by $0.1 million as compared to the prior year due primarily to a $0.1 million reduction in payroll and stock compensation expense.

 Selling and marketing expense for the nine months ended September 30, 2010 decreased by $0.4 million as compared to the prior year due primarily to a $0.3 million reduction in payroll and stock compensation expense and a $0.1 million reduction in various accounts including professional fees, immigration fees and trade show expense.

General and administrative

 General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.6 million, or 16.0% of revenue, and $2.0 million, or 15.0% of revenue, for the three and nine months ended September 30, 2010, decreasing by $0.1 million, or 16.5% for the three months, and remaining unchanged for the nine month period, as compared to $0.7 million, or 9.0% of revenue, and $2.0 million, or 11.2% of revenue, for the three and nine months ended September 30, 2009, respectively.

The $0.1 million decrease in general and administrative expense for the three months ended September 30, 2010 as compared to the prior year is primarily due to a $0.1 million decrease in payroll and stock compensation expense and a $0.1 million decrease in various expenses including bad debt expense and accounting fees, partially offset by a $0.1 million increase in legal and professional fees expense during the current period.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Depreciation and amortization expenses were $22,179 and $69,660, for the three and nine months ended September 30, 2010, respectively, representing a $2,929 and $11,852 decline from $25,108 and $81,512 for the three and nine months ended September 30, 2009, respectively.

Other income (expense)

During the nine months ended September 30, 2009, the Company recorded an impairment with respect to its investment in its related party, LEC, and recorded a charge of $103,298.

Interest expense, which includes amortization of the discount on debt of zero and $69,070 during the three and nine months ended September 30, 2009, respectively, and zero in 2010, was $0.2 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively. Interest expense of $0.2 million for the three months ended September 30, 2010 remained unchanged as compared to $0.2 million in the prior year period. However, the interest expense related to the Access Capital line of credit decreased by $67,143 as compared to the prior year due to reduced line of credit balances and a lower interest rate being paid on the outstanding balances. The interest expense related to outstanding debt also declined by approximately $15,240 since the related notes were repaid in 2009. Additionally, the $95,000 accretion of issuance costs associated with convertible preferred stock and the $23,750 of dividends on convertible preferred stock was charged to interest expense during the three month period since it was determined that the Company does not have sufficient shares of common stock to redeem the Series A preferred stock in February 2011. As a result, the accounting guidelines require that the preferred stock be recorded as a current liability and the associated accretion of issuance costs and dividends on the preferred stock be classified as interest expense. The accretion of issuance costs is a non cash expense and the dividends on the convertible preferred stock are paid in shares of Company common stock and, as a result, also represent a non cash charge. Interest expense of $0.4 million for the nine months ended September 30, 2010 decreased by $0.3 million, or 38.8%, as compared to $0.7 million in the prior year period. This decrease is due to decreased interest due on the line of credit and notes payable of $0.2 million and $0.2 million of decreased warrant and debt discount amortization, partially offset by $0.1 million related to the accretion of issuance costs and dividends associated with the convertible preferred stock.

Liquidity and Capital Resources

The Company has incurred a $796,124 net loss for the nine months ended September 30, 2010 and, while the Company reported a profit of $31,956 for the fiscal year ended December 31, 2009, it incurred significant losses for the years ended December 31, 2004 through 2008. Although the Company had positive cash flow from operating activities during the year ended December 31, 2009 and the nine months ended September 30, 2010, it incurred negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $72.4 million at September 30, 2010. Additionally, the Company’s revolving line of credit matures on March 31, 2011 and the Company’s Series A preferred stock is redeemable on February 1, 2011. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption the Company cannot predict how long it will continue to incur further losses or whether it will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of September 30, 2010, the Company had a cash balance of approximately $12,460, compared to $96,957 at December 31, 2009, and a working capital deficiency of $2.8 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”), which matures on March 31, 2011. As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of September 30, 2010. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective January 1, 2010, although the Company remains in default with respect to the Access Capital Loan and Security Agreement, Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18%, to 12% per annum. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which is redeemable for cash or common stock at the Company’s option on February 1, 2011. The Company does not currently have the funds, or available shares of common stock, to repay this debt upon maturity. While the Company continues to have available shares reserved if the holder elects to convert the preferred shares to common stock, as a result of a recent reduction in the Company’s stock price, the Company no longer has enough shares available to enable it to redeem the preferred stock by issuing shares of its common stock. Therefore, the Series A convertible preferred stock has been reclassified to current liabilities during the three months ended September 30, 2010. The Company is exploring all available alternatives to enable it to redeem the Series A preferred stock on the February 1, 2011 scheduled redemption date.

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

                      The Company’s working capital deficit was $2.8 million as of September 30, 2010 which represented a $2.3 million increase in the working capital deficit when compared to the working capital deficit of $0.5 million as of December 31, 2009. The primary reason for the decline in working capital is a $1.8 million reclassification of the Series A preferred stock liability as a current liability,  $1.7 million reduction in accounts receivable largely due to reduced revenue and a $0.1 million reduction in other current assets, partially offset by a $1.0 million decrease in the outstanding line of credit balance and a $0.3 million decrease in accounts payable and accrued expenses.

Cash provided by operating activities during the nine months ended September 30, 2010 was approximately $0.9 million compared to cash used in operating activities of $0.6 million for the nine months ended September 30, 2009. The increase in cash provided by operations was the result of a $2.1 million increase in cash provided by operations from changes in operating assets and liabilities. This increase is primarily due to $2.9 million of cash provided due to reductions in accounts receivable as compared to the prior year, which is partially offset by $0.8 million of cash used by accounts payable and accrued liabilities as compared to the prior year. Additionally, cash used in operations resulting from the Company’s net loss adjusted for non-cash charges/credits recorded in income, such as depreciation, amortization, stock based compensation and bad debt expense, deteriorated by $0.6 million as compared to the prior year period.

Cash used in investing activities was zero in the current period compared to $10,670 during the nine months ended September 30, 2009. The Company purchased computer equipment during the prior year period.

                      Cash used in financing activities was $1.0 million during the nine months ended September 30, 2010 and cash provided by financing activities was $0.3 million during the nine months ended September 30, 2009. The cash used in financing activities during the current period was due to repayments under the Company’s revolving line of credit agreement with Access Capital.  The cash provided by financing activities during the prior period was primarily the result of the Company’s borrowings under its line of credit arrangement, partially offset by principal repayments of short-term notes payable.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, matures on March 31, 2011, and an interest rate of prime (which was 3.25% as of September 30, 2010) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this requirement as of June 30, 2008 and remains in default as of September 30, 2010. Additionally, during the third year of the three-year term the Company must maintain an average minimum monthly borrowing of $2,500,000. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default with respect to the Access Capital Loan and Security Agreement, in January 2010 Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

There are currently no material commitments for capital expenditures.

           As of September 30, 2010 and December 31, 2009, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.2 million, respectively. There are no known collection problems with respect to LEC.

For the three and nine months ended September 30, 2010 and 2009, we invoiced LEC $0.4 million and $1.3 million and $0.5 million and $1.6 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of September 30, 2010:

Lender	Type of facility	Outstanding as of Sept. 30, 2010 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$1,583,000	$454,000
TAG Virgin Islands, Inc. Investors	Convertible Promissory Notes	$500,000	$-
Glenn Peipert	Promissory Note	$97,000	$-

TOTAL		$2,180,000	$454,000

 Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of September 30, 2010
Taurus Advisory Group, LLC Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

New Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition in which arrangements include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or a specific result. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations as there are not currently any milestones that will be achieved.

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

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 continues to be ineffective as of September 30, 2010. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2010, the Company filed a complaint in the Superior Court of New Jersey Law Division – Civil Part against National Digital Medical Archive, Inc. (“NDMA”) claiming money damages and breach of contract in an effort to collect approximately $395,000 from NDMA. In September, 2010, NDMA answered the complaint and filed a counterclaim against the Company, totaling approximately $8.3 million, alleging breach of contract and unjust enrichment. CSI intends to defend the case vigorously, however, given the preliminary status of the case it is too early for the Company to predict the ultimate outcome of the case. No assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

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

Conversion Services International, Inc.

Date: November 10, 2010	By:	/s/ Lori Cohen
Lori Cohen
President and Chief Executive Officer