Form 10-K
period 2010-12-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2011-03-23
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
 For the fiscal year ending December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $750,568 as of June 30, 2010 (based on the closing price for such stock as of June 30, 2010).

As of March 18, 2011, there were 129,345,353 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

We believe that we possess the following attributes which differentiate us from our competitors:

•	role as a full life-cycle solution provider;

•	ability to provide strategic guidance and ensure that business requirements are properly supported by technology;

•	ability to provide solutions that integrate people, improve process and integrate technologies;

•	full range of service offerings relating to data warehousing, business intelligence, strategy and data quality;

•	perspective regarding the accuracy of data and our data purification process;

•	best practices methodology, process and procedures;

•	experience in architecting, recommending and implementing large and complex data warehousing and business intelligence solutions;

•	understanding of data management solutions that through our integrated offering combine the best of business intelligence and business process concepts;

•	ability to consolidate inefficient environments into robust, scalable, reliable and manageable enterprise solutions;

•	end-to-end process review and design capabilities; and

•	significant large-scale merger experience, from both the operational and strategic perspectives, in the Financial Services Industry.

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

Our offices are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, and our telephone number is (973) 560-9400.

Our Services

As a full service strategic consulting, business intelligence, data warehousing and data management firm, we offer services in the following solution categories:

Strategic Consulting: Involves planning and assessing both process and technology, performing gap analysis, making recommendations regarding technology and business process improvements to help our clients realize their business goals and maximize their investments in people and technology. Leveraging our long lineage in data warehousing and business intelligence, CSI understands that accurate, validated, and consolidated information is the keystone of accelerated decision making. We also understand that accelerated decision making requires the ability to act on knowledge through proven business process optimization programs which align business initiatives with technology, reduce complexity in process, and implement a holistic approach to business transformation. Our business process optimization solutions include:

•	Customer Experience-Based Process Improvement
•	ClarityPath™ Facilitated Sessions
•	Merger/Acquisition/Integration Management
•	Change Management, Project Management Office, Program Governance
•	Change Adoption and Communications Programs

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

Strategic Technology Consulting

CSI's data warehousing consulting services are focused on providing our clients the ability to fully leverage corporate data. CSI's data warehouse solutions can be customized into scalable service packages designed to meet client needs for data marts, department warehouses, enterprise warehouses, and data migrations. These packages quickly derive business value with the initial implementation and easily scale to meet rapidly changing business needs. CSI's data warehousing consulting services are focused on providing our clients the ability to fully leverage corporate data. Successful consolidation and transformation of data to a single, pure and accurate source of information, provides the basis for visual trending, analytics and reporting through our business intelligence practice. CSI's business intelligence consulting services are focused on providing our clients the ability to fully understand and leverage corporate data. CSI focuses on the following solutions:

•	Strategic Planning, including Assessment services
•	Design, Development and Implementation
•	Proof of Concept and Prototypes
•	Tool Standardization and Selection
•	Platform Rollouts
•	Dashboards

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

Clients

For 21 years, we have helped our clients develop strategies and implement technology solutions to help them leverage corporate information.

Our clients are primarily in the financial services, pharmaceutical, healthcare and telecommunications industries and are primarily located in the northeastern United States. During the year ended December 31, 2010, two of our clients, PNC Bank (31.6%) and Bank of America (14.4%) accounted collectively for approximately 46.0% of our total revenues. During the year ended December 31, 2009, two of our clients, PNC Bank (28.6%) and Bank of America (10.2%) accounted collectively for approximately 38.8% of our total revenues The loss of any of our largest customers could have a material adverse effect on our business. We have not had any collections problems with any of these customers to date.

Marketing

We currently market our services through our internal marketing group and our sales force comprised of 12 employees as of December 31, 2010. We also receive new business opportunities through referrals from current clients, strategic partners, independent industry analysts and industry associations. We are engaging in the following specific sales related programs and activities to expand our brand awareness and generate sales leads:

·
Advertising and Sponsorships: Through advertising and sponsorship programs within the leading industry portals, we obtain new business leads and further increase our brand awareness. Throughout the year, we sponsor publications and newsletters published by various industry portals, as well as engage in cross-linking partnerships to promote CSI white papers and best practices research.

·
Web Site Promotion: Our website (www.csiwhq.com) provides a comprehensive view of our service offerings and promotes our subject matter expertise via white papers, articles and industry presentations. We are currently promoting our website through internet search engine advertising, online directories in different industries, and through reciprocity from partner sites.

·
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

·
Web Seminars: Participation in web seminars provides exposure to new sales prospects and affords us the opportunity to demonstrate our subject matter expertise. We plan to perform approximately 4 web seminars or on-demand webcasts in 2011.

·
Thought Leadership: We continually demonstrate our thought leadership by writing and promoting our white papers via our web site and through email campaigns. CSI sponsors the Financial Services ISixSigma portal and frequent articles by our consultants are published in the iSix Sigma financial services channel. Published thought leadership can be found in the Knowledge Center of our website at www.csiwhq.com.

·
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

·
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

·
Vendor Relations: We are continually identifying key vendor relationships. With the ability to leverage our 21 year history, we intend to continue to forge and maintain relationships with technical, service and industry vendors. We have solidified and continue to develop strategic relationships with technology vendors in the data warehousing and business intelligence arena. These relationships designate our status as a systems integration and/or reseller which authorizes us to provide consulting services and to resell select vendor software. We employ certified consultants in our vendor partner technology platforms. We maintain vendor independence by consistently evaluating the respective vendors’ technologies in our lab located at our headquarters in East Hanover, New Jersey.  We regularly attend vendor partnership events, including partner summits and user group meetings, in support of our partnership programs. We currently maintain relationships with the following:

Business Solutions Vendors:

SAP	We are an SAP partner focusing on Business Objects integration.

Database Vendors:

Oracle	We are part of the Oracle Partner Program (OPP) as a Certified Solution Provider (CSP).

Microsoft	We are a Registered Partner.

Business Intelligence Vendors:

SAP	We are a partner focusing on integration of the Business Objects suite of products.

Oracle	We are a Systems Integration and Reseller Partner.

Cognos	We are a Systems Integration and Reseller Partner.

Informatica	We are a Systems Integration and Reseller Partner.

TIBCO Spotfire	We are an analytic solution partner to Spotfire.

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

Competition

To our knowledge, there are no publicly-traded competitors that focus solely on data warehousing and business intelligence and business process optimization consulting and strategy. However, we have several competitors in the general marketplace, including data warehouse and business intelligence practices within large international, national and regional consulting and implementation firms, as well as smaller boutique technology firms. Many of our competitors are large companies that have substantially greater market presence, longer operating histories, more significant client bases, and financial, technical, facilities, marketing, capital and other resources than we have. We believe that we compete with these firms on the basis of the quality of our services, industry reputation and price.     We believe our competitors include firms such as:

•	Accenture

•	Paragon Computer Professionals

•	IBM Global Services

•	Fujitsu

•	FYI

•	CDI

•	EMC

•	Hewlett Packard

•	Kforce

Employees

As of December 31, 2010, we had 30 outside consultants, 43 consultants on the payroll and 27 non-consultant employees. Outside consultants are not our employees, and as such, do not receive benefits or have taxes withheld.   These consultants are members or employees of separate corporations, they are responsible for providing us with a current certificate of insurance and they are responsible for filing and payment of their own taxes.  Consultants on the payroll may be either full time or hourly employees. Such consultants are billable to clients, and they have taxes withheld similar to other employees.

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

During the year ended December 31, 2010, two of our clients, PNC Bank (31.6%) and Bank of America (14.4%) accounted collectively for approximately 46.0% of our total revenues. During the year ended December 31, 2009, two of our clients, PNC Bank (28.6%) and Bank of America (10.2%) accounted collectively for approximately 38.8% of our total revenues.  Further, the majority of our current assets consist of accounts receivable, and as of December 31, 2010, receivables relating to PNC Bank and Bank of America accounted for 33.5% and 25.3% of our accounts receivable balance, respectively. The loss of any of our largest clients could have a material adverse effect on our business. In addition, our contracts provide that our services are terminable upon short notice, typically not more than 30 days. Non-renewal or termination of contracts with these or other clients without adequate replacements could have a material and adverse effect upon our business. In addition, a large portion of our revenues are derived from information technology consulting services that are generally non-recurring in nature. There can be no assurance that we will:

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

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended December 31, 2010 contains a qualification regarding our ability to continue as a going concern. This qualification indicates that the Company’s recent losses, other than in fiscal year 2009, negative cash flows from operations, its net working capital deficiency and its ability to pay its outstanding debt as they become due raises substantial doubt that we can continue as a going concern in default of covenants with our financial institution. Such a qualified opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our disclosure controls and procedures and  internal control over financial reporting is not effective as of December 31, 2010.

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

During the year ended December 31, 2010, we sustained a net loss of $771,753 and for the year ended December 31, 2009 we reported net income of $31,956 and we cannot be sure that we will operate profitably in the future. During the fiscal year ended December 31, 2008, we reported a net loss in the approximate amount of $10.5 million. If we do not become profitable on an ongoing basis, we could have difficulty obtaining funds to continue our operations. Except for the year ended December 31, 2009, we have incurred net losses each year since our merger with LCS Group, Inc.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

Our total debt as of December 31, 2010 was approximately $6.9 million. The degree to which we are leveraged could have important consequences to us, including the following:

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

As of April 2008 and since that point in time, we failed to maintain $400,000 of working capital that is required by the Loan and Security Agreement with Access Capital, which constitutes an event of default.  In connection with the default, the Company and Access entered into a Limited Waiver Agreement whereby Access Capital waived the default, on the condition that (i) all debts owed to Access Capital bear an interest rate of 18% per annum from May 1, 2008 until such time as we maintain working capital of at least $400,000 and (ii) that we pay to Access a waiver fee in the amount of $5,000.  Although Access Capital waived certain rights and remedies in connection with this event of default, Access Capital may not waive these rights in the future. As of December 31, 2010, the Company remained in default with respect to the Access Capital Loan and Security Agreement. Although the Company remains in default of the Loan and Security Agreement, in January 2010 Access Capital reduced the interest rate on borrowings under the line of credit from 18% to 12% per annum.

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

If Access Capital demands all amounts due and payable, the cash required to pay such amounts would most likely come out of working capital, which may not be sufficient to repay the amounts due. The default payment shall be the outstanding principal amount of the note, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable thereunder. In addition, since we rely on our working capital for our day to day operations, such a default on the note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. Further, our obligations under the notes are secured by substantially all of our assets. Failure to fulfill our obligations under the notes and related agreements could lead to loss of these assets, which would be detrimental to our operations.

As of March 17, 2011, Access Capital has not exercised any other of its default rights and the Company is in the process of negotiating the terms for extending the Loan and Security Agreement on maturity. The Company expects the interest rate to remain at 12% per annum and other terms of the new Loan and Security Agreement to be similar to the terms of the existing agreement.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and exchange rules (although not, as of the date of this Annual Report, applicable to us), are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting will require the commitment of significant financial and managerial resources. Further, our Board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

There is intense competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel, particularly in the emerging area of data warehousing and in business process consulting, could adversely affect our business. We also depend upon the performance of our executive officers and key employees in particular, Lori Cohen and Bryan Carey. Our employment agreement with Ms. Cohen has expired. Ms. Cohen’s employment with us continues at an “at-will” basis.  In addition, we have not obtained "key man" life insurance on the lives of Ms. Cohen or Mr. Carey.

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

 One major investor controls a significant number of the outstanding shares of our common stock and will continue to have significant control of our voting securities for the foreseeable future.

As of December 31, 2010, one major investor, Matthew Szulik, controls approximately 45.9% of our common stock. Such percentages include options, warrants and convertible securities that are exercisable into common stock within sixty (60) days and is based on using the conversion feature for the number of shares to be issued with respect to the Series A convertible preferred stock. If the Company redeems the Series A convertible preferred stock in shares of Company stock, this percentage would be different as the redemption calculation would be based on the Volume Weighted Average Price of the common stock for the fifteen business days immediately prior to the redemption date. This concentration of ownership of our common stock may:

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

The Company is in default with respect to redemption of its Series A Convertible Preferred Stock

The Company issued 19,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) to investors represented by TAG Virgin Islands, Inc. on February 2, 2006 which was to be redeemed on February 1, 2011 in either cash or in shares of the Company’s Common Stock, at the Company’s option. On the redemption date, the Company was unable to redeem the Series A Preferred for cash and did not have sufficient authorized but unissued shares available to redeem the Series A Preferred in Common Stock.

The Company expects to, at its next annual meeting of shareholders, propose to the Company’s stockholders an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock in an amount as to allow the Company to pay the redemption price in shares of Common Stock.  If and when such a proposal is approved by the Company’s shareholders, the Company expects to redeem the Series A Preferred with shares of Common Stock.

Until the Company pays the redemption price of the Series A Preferred, holders of the Series A Preferred will continue to receive dividends in the amount of 5% per annum as set forth in the Certificate of Designations.

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

We are authorized to issue 300,000,000 shares of our common stock.  As of March 18, 2011, there were 129,345,353 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of March 18, 2011, we had 16,666,667 shares of common stock underlying convertible notes.  As of March 18, 2011, we had outstanding stock options and warrants to purchase approximately 76,556,081 shares of our common stock, the exercise prices of which range between $0.001 and $5.25 per share, and we will have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  Of the reserved shares, a total of 10,000,000 shares are currently reserved for issuance in connection with our 2003 Incentive Plan.  To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution.  In addition, in the event that any future financing should be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

In addition to the above-referenced shares of common stock which may be issued without stockholder approval, we have 20,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. To date, we have issued 19,000 shares of Series A Convertible Preferred Stock to shareholders represented by TAG Virgin Islands, Inc. (convertible into 3,800,000 shares of common stock) and 20,000 shares of Series B Convertible Preferred Stock (convertible into up to 4,000,000 shares of common stock based upon the lowest contractual conversion price) to an individual investor.  We are required to redeem all the outstanding shares of our Series A Preferred Stock with cash or shares of our common stock.  We are currently in default with respect to the redemption of all the outstanding shares of our Series A Preferred Stock. We did not have sufficient cash available in order to redeem the Series A Preferred Stock in cash and we also did not have sufficient authorized but unissued shares of our common stock available. In order to redeem the Series A Preferred Stock with shares of our common stock, we would need to issue approximately 145,170,038 shares of common stock, which would require an amendment to our certificate of incorporation to increase the number of authorized shares of common stock.

We presently have no plans to issue any more additional shares of preferred stock.  However, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined. The CSI DeLeeuw division has an office at Suite 1460, Charlotte Plaza, 201 South College Street, Charlotte, North Carolina 28244. CSI DeLeeuw leases this space which has a stated expiration date of December 31, 2010.  This lease was not renewed upon expiration. CSI DeLeeuw obtained office space at 1460 North Tryon Street, Charlotte, NC 28244 with a one year lease expiring December 31, 2011. Effective December 31, 2009, CSI’s subsidiary, Deleeuw Associates, Inc. merged with and into CSI Sub Corp. (DE), a wholly owned subsidiary of the Company.  The Deleeuw Associates, Inc. business is currently operated by CSI Sub Corp (DE) and is doing business as CSI DeLeeuw.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2010, the Company has a claim pending in the Superior Court of New Jersey Law Division-Civil Part, Morris County, in which the Company sued National Digital Medical Archive, Inc. (hereinafter “Defendant” or “NDMA”), for services rendered to NDMA by the Company in 2009.  This case arises out of NDMA's failure to pay the Company approximately $0.4 million pursuant to a Professional Services Agreement, dated August 13, 2008, between CSI and NDMA (hereinafter the “Agreement”), and the Agreement’s two accompanying Statements of Work, dated June 12, 2008 and August 29, 2008, that were time and materials based projects (hereinafter collectively with the Agreement referred to as the “SOWs”).  NDMA interposed an answer and asserted multiple affirmative defenses and counterclaimed against the Company for approximately $4.5 million based on the Company’s alleged non-performance under the SOWs and for approximately $3.8 million for unjust enrichment which is pled in the alternative.  Discovery has just started in this case. A mediation is scheduled for late March 2011.  A trial in this action will not occur until the fall of 2011.  The Company believes it has meritorious claims for non-payment pending against NDMA and the Company will also vigorously defend against NDMA's counterclaims.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The following chart sets forth the closing high and low sales prices of our common stock for each quarter from January 1, 2009 through December 31, 2010. All information reflects high and low bid prices on the over-the-counter market.

	High	Low
2010 by Quarter
January 1 - March 31	$0.07	0.03
April 1 - June 30	$0.07	0.02
July 1 - September 30	$0.04	0.01
October 1 - December 31	$0.03	0.01

2009 by Quarter
January 1 - March 31	$0.06	0.01
April 1 - June 30	$0.07	0.03
July 1 - September 30	$0.06	0.03
October 1 - December 31	$0.06	0.02

On March 17, 2011, the closing price for shares of our common stock, as reported on the over-the-counter market was $0.01.

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

(b) Record Holders. As of March 17, 2011, there were 504 registered holders of our common stock.

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

The Company will continue to focus on a variety of growth initiatives in order to improve its market share and increase revenue. Moreover, as the Company endeavors to achieve top line growth, through entry on new approved vendor lists, penetrating new vertical markets, and expanding its time and material business, the Company will concentrate its efforts on reducing costs, improving margins and driving earnings to the bottom line.

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

Years Ended December 31, 2010 and 2009

The Company’s revenues are primarily comprised of billing to clients for consulting hours worked on client projects. Revenues of $17.7 million for the year ended December 31, 2010 decreased by $6.5 million, or 26.8%, compared to revenues of $24.2 million for the year ended December 31, 2009.

Revenues for the Company are categorized by strategic consulting, business intelligence and data warehousing, data management, reimbursable expenses and other. The chart below reflects revenue by line of business for the years ended December 31, 2010 and 2009.

	For the year ended December 31,
	2010		2009
	$	% of total revenues	$	% of total revenues

Strategic consulting	$4,512,868	25.5%	$9,143,320	37.8%
Business intelligence and data warehousing	10,736,770	60.6%	11,576,737	47.8%
Data management	1,662,595	9.4%	2,095,983	8.7%
Reimbursable expenses	586,560	3.3%	1,184,738	4.9%
Other	218,609	1.2%	193,425	0.8%
	$17,717,402	100.0%	$24,194,203	100.0%

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

Strategic consulting revenues of $4.5 million, or 25.5% of total revenues, for the year ended December 31, 2010, decreased by $4.6 million, or 12.3% points of total revenue, as compared to revenues of $9.1 million, or 37.8% of total revenues, for the comparable prior year period. The $4.6 million decrease is primarily due to a project with PNC Bank that started in April 2009 as a bank integration project and, toward the end of 2009 was expanded to also include a business intelligence project. The integration project was substantially completed in June 2010 and the business intelligence project continued to approximately February 2011. The Company’s strategic consulting revenues declined by $4.7 million due to the completion of the integration project. Additionally, other completed projects accounted for 2010 revenue reductions of $0.9 million. Partially offsetting these reductions were increases of $0.8 million relating to increased Bank of America revenue in 2010 and $0.2 million of other new 2010 revenue. The strategic consulting division reduced average headcount by 41.7%, reduced average hours billed by 37.7%, and decreased its average bill rate by 22.5% as compared to the prior year.

While the Company expects work with PNC to continue in 2011, it is expected that the volume of work will be substantially lower than in the prior year.

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

Business intelligence and data warehousing (“BI/DW”) revenues of $10.7 million, or 60.6% of total revenues, for the year ended December 31, 2010, decreased by $0.9 million, but increased by 12.8% points of total revenues, as compared to BI/DW revenues of $11.6 million, or 47.8% of total revenues, for the comparable prior year period. The decrease in BI/DW revenues for the year ended December 31, 2010 is primarily due to projects that completed in 2009 totaling $3.7 million, partially offset by $1.1 million of new 2010 projects and a $1.7 million increase in ongoing projects that started in 2009 and continued in 2010. Overall, the Company experienced a 2.3% decrease in billable hours, a 12.6% decrease in average headcount, a 12.3% decrease in average bill rate, partially offset by an 8.8% increase in utilization in this line of business during 2010 as compared to the prior year.

Data Management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, Leading Edge Communications (“LEC”).

Data management revenues of $1.7 million, or 9.4% of total revenues, for the year ended December 31, 2010, decreased by $0.4 million, or 0.7% points, as compared to data management revenues of $2.1 million, or 8.7% of total revenues, for the comparable prior year period. This decrease in current year revenue is primarily due to a 9.8% reduction in the number of billable hours in 2010 as compared to the prior year, a 12.2% reduction in the average hourly bill rate, and a 3.8% decrease in the utilization rate as compared to the prior year. The number of consultants working in the data management line of business decreased by 12.5% in the current year as compared to the prior year.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $12.7 million or 71.9% of total revenues for the year ended December 31, 2010, decreasing by $4.7 million, but increased as a percent of total revenue by 0.2% points as compared to cost of revenue of $17.4 million, or 71.7% of total revenues, for the comparable prior year period.

Services

Cost of services was $10.6 million, or 69.7% of services revenue, for the year ended December 31, 2010, which decreased by $3.6 million, but increased by 1.0% points, as compared to cost of services of $14.2 million, or 68.7% of services revenue, for the year ended December 31, 2009.   This decrease in cost of services is primarily due to a 26.4% decrease in services revenue, which accounts for a $3.8 million decrease in cost of services, partially offset by a $0.2 million increase in payroll and payroll related expenses which are largely the result of increased costs related to consultants which were not billing during the current period as compared to the prior year. The average number of consultants on billing decreased 23.5% in the current year as compared to the prior year. The Company’s average billable consultant headcount in this services category was 75 and 98 for the years ended December 31, 2010 and 2009, respectively.

Related Party Services

Cost of related party services was $1.5 million, or 89.7% of related party services revenue, for the year ended December 31, 2010, representing a decrease of $0.3 million and 1.5% points of related party services revenue, as compared to $1.8 million, or 88.2%, of related party services revenue for the year ended December 31, 2009. Cost of related party services decreased by $0.3 million in the current year primarily due to reduced revenues in the current year as compared to the prior period. Overall, the average number of billable consultants utilized by LEC was 14 in the current period as compared to 16 in the prior year.

Gross profit

Gross profit of $5.0 million or 28.1% of total revenue for the year ended December 31, 2010, decreased by $1.9 million, or 0.2% points as compared to gross profit of $6.8 million or 28.3% of total revenues for the comparable prior year period.

Services

Gross profit from services was $4.6 million, or 30.3% of services revenue, for the year ended December 31, 2010, decreasing by $1.9 million, or 1.0% points, as compared to $6.5 million, or 31.3% of services revenue, for the year ended December 31, 2009. These gross profit changes as compared to the prior year have been outlined in the revenue and cost of revenue analysis.

Related Party Services

Gross profit from related party services was $0.2 million, or 10.3% of related party services revenue, for the year ended December 31, 2010, remaining unchanged, but decreasing by 1.5% points, as compared to gross profit from related party services of $0.2 million, or 11.8% of related party services revenue, for the year ended December 31, 2009. These gross profit changes as compared to the prior year have been outlined in the revenue and cost of revenue analysis.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs.  Selling and marketing expenses of $2.4 million, or 13.4% of revenue for the year ended December 31, 2010, decreased by $0.6 million, but increased by 0.9% points of total revenue, as compared to $3.0 million, or 12.5% of total revenue, for the year ended December 31, 2009. The $0.6 million decrease in selling and marketing expense is primarily due to a $0.5 million decrease in payroll and payroll related expenses and a $0.1 million reduction in various expenses including professional fees, travel expense, trade shows and conferences and recruiting database expenses as compared to the prior year.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees.  General and administrative costs of $2.7 million or 15.0% of revenue for the year ended December 31, 2010, decreased by $0.1 million, but increased by 3.6% points of total revenues, as compared to $2.8 million, or 11.4% of total revenues for the year ended December 31, 2009. The $0.1 million decrease in general and administrative expense is primarily due to a $0.2 million reduction in payroll and payroll related expense, partially offset by $0.1 million of increased expense in various categories including legal and professional fees, rent expense, directors fees, and bad debt expense.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment, which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements was taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Acquired software is amortized on a straight-line basis over an estimated useful life of three years. Acquired contracts are amortized over a period of time that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years. Depreciation and amortization expenses were $0.1 million for the year ended December 31, 2010, remaining unchanged as compared to $0.1 million for the year ended December 31, 2009.

Other income (expense)

Equity in (losses) earnings from investments was ($103,298) in 2009. During 2009, the Company performed an impairment review with respect to its investment in Leading Edge Technologies (“LEC”) and, as a result, recorded an impairment charge for the recorded value of its investment in LEC. There was no equity in earnings (losses) from investments in 2010.

Interest expense, net of $0.6 million for the year ended December 31, 2010 decreased by $0.2 million, or 23.9%, from interest expense, net of $0.8 million for the year ended December 31, 2009. The $0.2 million decrease in interest expense is primarily due to a reduction of $0.2 million due to a reduction in the interest expense to Access Capital, Inc. related to the line of credit borrowings, a reduction of $0.1 million of reduced discount on debt and warrant accretion and amortization since the charges completed in 2009, and $0.1 million of reduced interest related to debt instruments. These reductions were partially offset by $0.2 million of increased expense related to accretion and dividends for the Company’s Series A preferred stock.

Income Taxes

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years.   As a result of this evaluation, the Company has recorded a valuation allowance of $12.8 million and $12.5 million during the years ended December 31, 2010 and 2009, respectively.   This allowance was recorded because, based on the weight of available information, it is more likely than not that all of the deferred tax asset may not be realized.

At December 31, 2010, the Company had net operating loss carryfowards for Federal and State income tax purposes of approximately $12.4 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007 and 2008, which may place limitations on the current net loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company reported net income for the year ended December 31, 2009, it has incurred net losses for the years ended December 31, 2004 through 2008, and 2010, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $72.4 million at December 31, 2010. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict if we will become profitable or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of December 31, 2010, the Company had a cash balance of approximately $0.3 million, compared to $0.1 million at December 31, 2009, and a working capital deficiency of $2.8 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a three-year revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”) which matures on March 30, 2011. As of December 31, 2010, the Company was in default of the Loan and Security Agreement. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum during 2009 but then reduced the interest rate to 12% per annum effective January 1, 2010, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Refer to footnote 5 of the Notes to Consolidated Financial Statements for further discussion on the Line of Credit.

On June 7, 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. $950,000 of the original principal balance has previously been converted to Company common stock. This note was replaced in December 2008 with a note reflecting the $1,050,000 balance outstanding at that time. The maturity date remained June 6, 2009. $550,000 was repaid in cash during fiscal 2009. The maturity on the remaining $500,000 balance which is outstanding at December 31, 2009, has been extended to April 30, 2012. The December 2008 note was replaced in March 2010. A $500,000 Unsecured Convertible Note was issued in March 2010 which bears interest at 7% and matures on April 30, 2012.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which matures on February 6, 2011. The Company does not currently have the funds, or sufficient authorized but unissued shares to repay this debt upon maturity. Refer to footnote 9 of the Notes to Consolidated Financial Statements for further discussion on the Preferred Stock issuance.

The Company’s working capital deficit of $2.8 million as of December 31, 2010 increased by $2.3 million as compared to the Company’s working capital deficit of $0.5 million as of December 31, 2009. The Company’s working capital position has deteriorated during the current year primarily due to the reclassification of $1.9 million of the Company’s Series A redeemable convertible preferred stock from the mezzanine section of the balance sheet to current liabilities, a $0.8 million reduction in accounts receivable, and a $0.3 million increase in deferred revenue. Partially offsetting these reductions in working capital are a $0.2 million increase in cash, a $0.1 million reduction in the line of credit balance, and a $0.4 million reduction in accounts payable and accrued expenses.

Cash provided by operating activities during the year ended December 31, 2010 was $0.3 million, a decrease of $0.3 million from the cash provided by operating activities of $0.6 million for the year ended December 31, 2009. Cash provided by operating activities during the year ended December 31, 2010 primarily relates to a $0.4 million “cash-based” loss from operating activities, as determined by adding the non-cash charges incurred of $0.4 million to the reported net loss of $0.8 million for the year ended December 31, 2010 and $0.7 million of cash provided by changes in operating assets and liabilities. The changes in operating assets and liabilities includes a $0.8 million decrease in accounts receivable and a $0.3 million increase in deferred revenue, partially offset by a $0.4 million decrease in accounts payable and accrued expenses as compared to the prior year.

Cash used in investing activities during 2010 of $2,312 relates to the purchase of computer equipment for the Company’s employees. Cash used in investing activities of $15,466 during 2009 also relates to the purchase of computer equipment for the Company’s employees.

Cash used in financing activities was $0.1 million during the year ended December 31, 2010. During 2010, $0.1 million of advances from the Company’s line of credit were repaid. During 2009, $1.0 million of short-term debt was repaid. Partially offsetting this use was $0.2 million of additional advances received under the Company’s revolving line of credit.

Financing transactions effectuated in 2009, and through March 30, 2011, are as follows:

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

Access Capital, Inc.

On March 31, 2008, the Company executed a revolving line of credit agreement with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of December 31, 2010) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, during the second year of the three year term the Company must maintain an average minimum monthly borrowing of $2,250,000 which increases to $2,500,000 in the third year. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. As of December 31, 2009 and 2010 and as of March 30, 2011, the Company was in default of the Loan and Security Agreement. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, had notified the Company’s clients of their security interest in the amounts due to the Company, and had provided instruction that payments are to be made directly to Access Capital. In January 2010, Access Capital agreed to reduce the interest rate on the revolving line of credit to 12% per annum. The interest rate remained at 12% as of March 30, 2011. As of March 17, 2011, Access Capital has not exercised any other of its default rights and the Company is in the process of negotiating the terms for extending the Loan and Security Agreement on maturity. The Company expects the interest rate to remain at 12% per annum and other terms of the new Loan and Security Agreement to be similar to the terms of the existing agreement.

As of December 31, 2010, approximately $2.4 million was outstanding under the revolving line of credit. The interest rate on the revolving line was 12.0% as of December 31, 2010. The remaining availability under the line of credit as of December 31, 2010 was $0.1 million.

There are currently no material commitments for capital expenditures.

As of December 31, 2010 and 2009, the Company had accounts receivable due from LEC of approximately $0.2 million and $0.2 million, respectively. There are no known collections problems with LEC.

For the years ended December 31, 2010 and 2009, we invoiced LEC $1.7 million and $2.1 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of LEC’s billing is derived from Fortune 100 clients.  The collection process is slow, as these clients require separate approval on their own internal systems, which extends the payment cycle.

As of December 31, 2010, Mr. Peipert’s outstanding loan balance to the Company was approximately $0.1 million. The unsecured loan by Mr. Peipert, the Company’s former Executive Vice President, Chief Operating Officer, and Director, accrues interest at a simple rate of 8% per annum, and the loan matured on April 30, 2007.

The following is a summary of the debt instruments outstanding as of March 17, 2011:

Lender	Type of facility	Outstanding as of March 17, 2011 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$1,648,725	$74,323

TAG Virgin Islands, Inc. investors	Long-term debt	$500,000	$0

TAG Virgin Islands, Inc. investors	Series A and B Convertible Preferred Stock	$3,900,000	$0

Glenn Peipert	Note payable	$100,698	$0

TOTAL		$6,149,423	$74,323

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

New Accounting Standards

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC Subtopic 605-25”).  This statement is an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 605-25 on its financial statements; however, management does not believe that it will have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages 48 through 62 comprising a portion of this Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2010.

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

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. Our Board of Directors elects our executive officers annually. Each year the stockholders elect the members of our Board of Directors.  Lori Cohen and Scott Newman are siblings.  There are no other family relationships among any directors or executive officers of the Company.

Our directors and executive officers are as follows:

Name	Year First Elected as Director or Officer	Age	Positions Held
Lori Cohen	2009	53	Chief Executive Officer and Director
Scott Newman	2004	51	Chief Strategy Officer and Chairman
William Hendry	2006	50	Vice President, Chief Financial Officer, Secretary and Treasurer
Bryan Carey	2007	53	Senior Vice President - Strategic Consulting and Managing Director, CSI DeLeeuw division
Lawrence K. Reisman*	2004	52	Director
Thomas Pear**	2006	58	Director
Brian Walton***	2010	55	Director

* Chair of the Audit Committee, and member of the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee.

** Chair of the Compensation and Stock Option Committee, and member of the Audit Committee and the Nominating and Corporate Governance Committee.

*** Chair of the Nominating and Corporate Governance Committee, and member of the Audit Committee and the Compensation and Stock Option Committee.

LORI COHEN, has been our Chief Executive Officer since April 2009.  Prior to that, she has been Vice President of Technology at the Company for over 13 years. Ms. Cohen has been a hands-on strategist and project manager with more than 25 years of experience in Architecture, Data Migrations, Data Modeling, Design, QA and Development of a variety of Information and Data warehouse systems. In addition Ms. Cohen has significant industry expertise in financial services and pharmaceutical.  Ms. Cohen provided subject matter expertise as well technical expertise to our global 2000 clients and served on the company's technical advisory committee (TAC).  Her leadership skills and strengths have positioned her as the lead strategist and engagement manager on many of CSI’s high-profile engagements. She has been instrumental in developing the best practices for information management development currently in use at CSI.  Cohen holds a bachelor’s degree in computer science from S.U.N.Y. Oswego.

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

BRIAN WALTON retired in June 2008 after 30 years with the IBM Corporation, having served in numerous marketing product development and technical sales executive roles both in the Americas and globally. Mr. Walton has experience with complex global IT enterprises down to small businesses in both direct client-facing and business partner sales and support models. The Connecticut resident holds a bachelor’s degree in mathematics from the University of Nebraska at Omaha. He was elected to the CSI Board in June 2010.

Board Leadership Structure and Role in Risk Oversight

The chairman of the board and chief executive officer positions are filled by Scott Newman and Lori Cohen, respectively.  This structure allows Mr. Newman and Ms. Cohen to focus on their respective responsibilities. The board as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant board committees. These committees then provide reports to the full board, which has responsibility for risk oversight.

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

Director Independence

The Board has reviewed each of the directors’ relationships with the Company in conjunction with Section 121(A) of the listing standards of the American Stock Exchange and has affirmatively determined that three of our directors, Lawrence K. Reisman, Thomas Pear and Brian Walton are independent of management and free of any relationship that would interfere with the independent judgment as members of the Board of Directors or any committee thereof.

Committees of the Board of Directors

The Board of Directors has established three standing committees: (1) the Audit Committee, (2) the Compensation and Stock Option Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Board. Copies of the charters of the Audit Committee, the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee are posted on our website. Mr. Reisman, Mr. Pear and Mr. Walton are members of each of such committees.

Audit Committee

The Audit Committee was formed in April 2005. The Audit Committee met 4 times in fiscal year 2010. A quorum of the members of the Audit Committee was present at each meeting. The Audit Committee is responsible for matters relating to financial reporting, internal controls, risk management and compliance. These responsibilities include appointing, overseeing, evaluating and approving the fees of our independent auditors, reviewing financial information which is included in our Annual Report on Form 10-K, discussions with management and the independent auditors regarding the results of the annual audit and our quarterly financial statements, reviewing with management our system of internal controls and financial reporting process and monitoring our compliance program and system.

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

Compensation and Stock Option Committee

The Compensation Committee and the Stock Option Committee merged in March 2007. The Committee met 3 times in fiscal year 2010 and a quorum of the members of the Compensation and Stock Option Committee was present at the meetings. The Compensation and Stock Option Committee is responsible for matters relating to the development, attraction and retention of the Company’s management and for matters relating to the Company’s compensation and benefit programs. As part of its responsibilities, this committee evaluates the performance and determines the compensation of the Company’s Chief Executive Officer and approves the compensation of our senior officers, as well as to fix and determine awards to employees of stock options, restricted stock and other types of stock-based awards.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for providing oversight on a broad range of issues regarding our corporate governance practices and policies and the composition and operation of the Board of Directors. These responsibilities include reviewing potential candidates for membership on the Board and recommending to the Board nominees for election as directors of the Company. The Nominating and Corporate Governance Committee was formed in May 2005. The Nominating and Corporate Governance Committee met 1 time during fiscal 2010. A quorum of the members of this Committee was present at the meeting. A complete description of the Nominating and Corporate Governance Committee’s responsibilities is set forth in the Nominating and Corporate Governance written charter. A copy of the charter is available to stockholders on the Company’s website. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules and regulations of the SEC. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders. There are no minimum qualifications for consideration for nomination to be a director of the Company. The nominating committee will assess all director nominees using the same criteria. Nominations made by stockholders must be made by written notice received by the Secretary of the Company within 30 days of the date on which notice of a meeting for the election of directors is first given to stockholders. The Nominating and Corporate Governance Committee and the Board of Directors carefully consider nominees regardless of whether they are nominated by stockholders, the Nominating and Corporate Governance Committee or existing Board members.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2010, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(s)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)		($) (1)	($)
Lori Cohen	2010	293,298	87,319					29,398	410,014
Chief Executive Officer	2009	276,633	47,178					13,753	337,564

Scott Newman	2010	275,000	91,694					38,088	404,782
Chief Strategy Officer	2009	303,833	174,894					31,280	510,007

Bryan Carey
Senior Vice	2010	250,000	117,852					25,052	392,904
President, Managing Director CSI DeLeeuw	2009	250,000	86,601					13,889	350,490

Scott Newman served as the Company’s President and Chief Executive Officer prior to April 2009, and the Company’s Chief Strategy Officer following April 2009.

Lori Cohen served as the Company’s Vice President of Technology prior to April 2009, and the Company’s Chief Executive Officer following April 2009.

(1)	Amounts shown reflect payments related to medical, dental and life insurance, car payments and 401(k) contributions paid by the Company.

            The following table shows outstanding equity awards at December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lori Cohen	300,000	-	-	2.475	3/29/2014	—	—	—	—
	150,000	-	-	0.83	11/16/2015	-	-	-	-
	150,000	-	-	0.25	10/10/2016	-	-	-	-
Scott Newman	-	-	-	-	-	—	—	—	—
Bryan Carey	33,333	-	-	3.00	5/28/2014	—	—	—	—
	125,000	-	-	0.83	11/16/2015	—	—	—	—
	150,000	-	-	0.25	10/10/2016	—	—	—	—
	250,000	-	-	0.30	5/10/2017	—	—	—	—

The following table shows the details of compensation paid to outside directors of the Company during 2010:

Director Compensation for 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lawrence K. Reisman	7,250	7,500	-	-	—	-	14,750
Thomas Pear	7,250	7,500	-	-	-	-	14,750
Brian Walton	4,500	7,500	-	-	-	-	12,000

Narrative Disclosure to Summary Compensation

Lori Cohen, our President and Chief Executive Officer, received the following compensation from January through October 2010: (a) an annual salary of $280,000; (b) bonus as determined by the Board of Directors; (c) 2% of the gross sales of any project that is managed by Ms. Cohen; (d) 7.5% of net income (subject to certain adjustments) of the Company for the period based on the Company’s net income exceeding $200,000; (e) and other benefits including health, life and disability insurance, as well as a monthly car allowance.

Effective November 1, 2010, Ms. Cohen received the following compensation: (a) an annual salary of $340,000; (b) and other benefits including health, life and disability insurance, as well as a monthly car allowance.

Scott Newman, our Chief Strategy Officer and Chairman receives the following compensation: (a) an annual salary of $275,000; (b) 20% of his hourly billable rate billed to clients; (c) 2% of the gross billing for clients for whom Mr. Newman serves as the Engagement Manager, excluding Mr. Newman’s billable time for that client; (d) and other benefits including health, life and disability insurance, as well as a monthly car allowance.

Bryan Carey, our Senior Vice President and Managing Director of the CSI/DeLeeuw division, received the following compensation : (a) an annual salary of $250,000; (b) an incentive equal to 5% of the operating income of the CSI/DeLeeuw division, calculated and paid monthly; (c) and other benefits including health, life and disability insurance, as well as a monthly car allowance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities as of March 18, 2011, based on 129,345,353 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Lori Cohen (3)	1,320,452	1.0%
Scott Newman(4)	19,655,413	15.2%
William Hendry(5)	210,000	*
Bryan Carey (6)	558,333	*
Lawrence K. Reisman (7)	804,535	*
Thomas Pear (8)	769,535	*
Brian Walton (9)	375,000	*
Glenn Peipert	10,200,394	7.9%
Matthew J. Szulik (10)	76,263,329	45.9%

All directors and officers as a group (7 persons)	23,693,268	18.1%

*	Represents less than 1% of the issued and outstanding Common Stock.

(1)	Each stockholder, director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him, unless otherwise indicated.

(2)	All addresses are c/o Conversion Services International, Inc., 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.

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

(6)
Mr. Carey is the Company’s Senior Vice President and Managing Director, CSI DeLeeuw. Consists of an option to purchase 33,333 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share.      Consists of an option to purchase 125,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 150,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share. Consists of an option to purchase 250,000 shares of Common Stock granted on May 10, 2007, and expiring on May 10, 2017, at an exercise price of $0.30 per share.

(7)
Mr. Reisman is a Director.  Consists of an option to purchase 30,000 shares of Common Stock granted on May 28, 2004, and expiring on May 28, 2014, at an exercise price of $3.00 per share. Consists of an option to purchase 20,000 shares of Common Stock granted on November 16, 2005, and expiring on November 16, 2015, at an exercise price of $0.83 per share. Consists of an option to purchase 25,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25 per share. Includes 24,178 shares granted in October 2007, 142,857 shares granted in October 2008, 187,500 shares granted in October 2009 and 375,000 shares granted in October 2010 in connection with the annual director compensation.

(8)
Mr. Pear is a Director. Consists of an option to purchase 25,000 shares of Common Stock granted on October 10, 2006, and expiring on October 10, 2016, at an exercise price of $0.25. Includes 24,178 shares granted in October 2007, 142,857 shares granted in October 2008, 187,500 shares granted in October 2009 and 375,000 shares granted in October 2010 in connection with the annual director compensation.

(9)	Mr. Walton is a Director. Includes 375,000 shares granted in October 2010 in connection with the annual director compensation.

(10)
The percentage of outstanding stock beneficially owned is calculated based on the conversion feature in the Series A convertible preferred stock. If the Company redeems the Series A convertible preferred stock in shares of its common stock the percentage would be different as the redemption calculation would be based on the Volume Weighted Average Price of the common stock for the fifteen business days immediately prior to the redemption date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During the last fiscal year, we have no material transactions which involved or are planned to involve a direct or indirect interest of a director, or an executive officer or any family of such parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31,	December 31,
	2010	2009

Audit fees	$123,990	$130,063
Audit related fees	18,850	7,475
Tax fees	14,306	31,342
All other fees	-	15,376

	$157,146	$184,256

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

10.25 Note Conversion Agreement by and between the Company and certain Noteholders, dated as of March 27, 2008. (filed as Exhibit 10.43 on Form 10-K filed on March 31, 2008)

10.26 Loan and Security Agreement by and between the Company and Access Capital, Inc., dated as of March 31, 2008. (filed as Exhibit 10.44 on Form 10-K filed on March 31, 2008)

10.27 Stock Pledge Agreement by and between the Company and Access Capital, Inc. dated as of March 31, 2008 (filed as Exhibit 10.43 on Form 10-K filed on March 31, 2008)

10.28  Note Conversion Agreement by and between the Registrant and investors represented by TAG Virgin Islands, Inc. dated as of March 26, 2008.  (filed as Exhibit 10.1 on Form 10-Q filed on August 12, 2008)

10.29  Stock Purchase Agreement dated June 30, 2008 by and between Registrant and Matthew J. Szulik.  (filed as Exhibit 10.2 on Form 10-Q filed on August 12, 2008)

10.30 10% Convertible Unsecured Note by and between the Registrant and investor represented by TAG Virgin Islands, Inc. dated as of September 2, 2008.  (filed as Exhibit 10.1 on Form 10-Q filed on November 12, 2008)

10.31 10% Convertible Unsecured Note by and between the Registrant and investor represented by TAG Virgin Islands, Inc. dated as of October 2, 2008.  (filed as Exhibit 10.2 on Form 10-Q filed on November 12, 2008)

10.32 7% Convertible Unsecured Note by and between the Registrant and Investors represented by TAG Virgin Islands, Inc. dated as of March 8, 2010.

10.33 Employment Agreement with William Hendry, Chief Financial Officer executed on November 11, 2010 (filed as Exhibit 10.1 on Form 8-K filed on November 12, 2010).

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

We have audited the accompanying consolidated balance sheets of Conversion Services International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Services International, Inc. as of December 31, 2010 and December 31, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, negative cash flows, is not in compliance with a covenant associated with its Line of Credit, maturing on March 31, 2011 and has significant future cash flow commitments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Friedman LLP

East Hanover, New Jersey
March 23, 2011

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2010	2009
ASSETS
CURRENT ASSETS
Cash	$285,762	$96,957
Accounts receivable, net of allowance for doubtful accounts of $82,290 and $108,001 as of December 31, 2010 and 2009, respectively	3,108,506	3,912,021
Accounts receivable from related parties, net of allowance for doubtful accounts of $22,541 and $26,407 as of December 31, 2010 and 2009, respectively	211,179	236,233
Prepaid expenses	54,628	124,764
TOTAL CURRENT ASSETS	3,660,075	4,369,975

PROPERTY AND EQUIPMENT, at cost, net	6,798	36,887

OTHER ASSETS	86,576	110,494

Total Assets	$3,753,449	$4,517,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$2,395,233	$2,541,900
Accounts payable and accrued expenses	1,547,064	1,964,513
Short term notes payable	99,408	-
Series A redeemable convertible preferred stock	1,868,331	-
Deferred revenue	514,262	240,606
Related party note payable	-	92,236
TOTAL CURRENT LIABILITIES	6,424,298	4,839,255

Long-term debt, net of current portion	500,000	500,000
Total Liabilities	6,924,298	5,339,255

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized.

Series A convertible and redeemable preferred stock, 19,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	-	1,488,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 128,475,087 and 122,295,838 issued and outstanding at December 31, 2010 and 2009, respectively	128,475	122,296
Series B convertible preferred stock, 20,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,352,883	1,352,883
Additional paid in capital	68,165,281	68,260,325
Treasury stock, at cost, 1,145,382 shares in treasury as of December 31, 2010 and 2009	(423,869)	(423,869)
Accumulated deficit	(72,393,619)	(71,621,866)
Total Stockholders' Deficit	(3,170,849)	(2,310,231)

Total Liabilities and Stockholders' Deficit	$3,753,449	$4,517,356

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

REVENUE:
Services	$15,249,638	$20,720,057
Related party services	1,662,595	2,095,983
Reimbursable expenses	586,560	1,184,738
Other	218,609	193,425
	17,717,402	24,194,203

COST OF REVENUE:
Services	10,632,175	14,232,615
Related party services	1,490,944	1,847,984
Reimbursable expenses	623,408	1,270,279
	12,746,527	17,350,878
GROSS PROFIT	4,970,875	6,843,325

OPERATING EXPENSES
Selling and marketing	2,370,532	3,028,003
General and administrative	2,660,389	2,759,233
Depreciation and amortization	91,318	106,033
	5,122,239	5,893,269
INCOME (LOSS) FROM OPERATIONS	(151,364)	950,056

OTHER INCOME (EXPENSE)
Equity in earnings (losses) from investments	-	(103,298)
Interest expense, net	(620,389)	(814,802)
	(620,389)	(918,100)
INCOME (LOSS) BEFORE INCOME TAXES	(771,753)	31,956
INCOME TAXES	-	-

NET INCOME (LOSS)	(771,753)	31,956
Accretion of issuance costs associated with convertible preferred stock	(190,000)	(380,000)
Dividends on convertible preferred stock	(132,500)	(180,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,094,253)	$(528,044)

Earnings (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Shares used in calculation of earnings (loss) per share:
Basic	124,899,149	120,123,905
Diluted	124,899,149	120,123,905

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

								Accumulated
						Additional	Retained	Total
	Common	Capital	Treasury	Series B	Series B	Paid-in	Earnings	Stockholders'
	Shares	Stock	Stock	Preferred Shares	Preferred Stock	Capital	(Deficit)	Equity (Deficit)

Balance, December 31, 2008	118,449,081	$119,594	$(423,869)	20,000	$1,352,883	$68,575,918	$(71,653,822)	$(2,029,296)

Net income	-	-	-	-	-	-	31,956	31,956
Dividends payable on preferred stock	-	-	-	-	-	(180,000)	-	(180,000)
Compensation expense for stock and stock option grants	-	-	-	-	-	52,109	-	52,109
Dividends on Series A preferred stock paid in common stock	2,154,649	2,155	-	-	-	92,845	-	95,000
Dividends on Series B preferred stock paid in common stock	171,726	172	-	-	-	84,828	-	85,000
Issuance of Common Stock for Director compensation	375,000	375	-	-	-	14,625	-	15,000
Accretion of issuance costs associated with convertible preferred stock	-	-	-	-	-	(380,000)	-	(380,000)
Balance, December 31, 2009	121,150,456	$122,296	$(423,869)	20,000	$1,352,883	$68,260,325	$(71,621,866)	$(2,310,231)

Net income	-	-	-	-	-	-	(771,753)	(771,753)
Dividends payable on preferred stock	-	-	-	-	-	(132,500)	-	(132,500)
Compensation expense for stock and stock option grants	-	-	-	-	-	16,135	-	16,135
Dividends on Series A preferred stock paid in common stock	4,169,959	4,170	-	-	-	90,830	-	95,000
Dividends on Series B preferred stock paid in common stock	170,004	170	-	-	-	84,830	-	85,000
Issuance of Common Stock for Director compensation	1,125,000	1,125	-	-	-	21,375	-	22,500
Issuance of Common Stock to employee in lieu of cash compensation	714,286	714	-	-	-	14,286	-	15,000
Accretion of issuance costs associated with convertible preferred stock	-	-	-	-	-	(190,000)	-	(190,000)
Balance, December 31, 2010	127,329,705	$128,475	$(423,869)	20,000	$1,352,883	$68,165,281	$(72,393,619)	$(3,170,849)

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(771,753)	$31,956

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	32,401	47,116
Amortization of debt discounts	-	69,070
Amortization of relative fair value of warrants issued	-	115,189
Amortization of deferred financing costs	58,917	58,917
Accretion of convertible preferred stock discount and beneficial conversion feature	190,000	-
Stock based compensation	86,134	67,109
Increase (decrease) in allowance for doubtful accounts	(29,577)	(132,821)
Loss (Income) from equity investments	-	103,298
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	829,226	(319,007)
Decrease in accounts receivable from related parties	28,920	28,412
Decrease (increase) in prepaid expenses	35,136	(19,270)
(Decrease) increase in accounts payable and accrued expenses	(395,276)	469,576
Increase in deferred revenue	273,656	81,428
Net cash provided by (used in) operating activities	337,784	600,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,312)	(15,466)
Net cash used in investing activities	(2,312)	(15,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) advances under line of credit	(146,667)	191,980
Principal payments on short-term notes	-	(1,000,000)
Principal payments on related party notes	-	(18,770)
Net cash (used in) provided by financing activities	(146,667)	(826,790)

NET DECREASE IN CASH	188,805	(241,283)
CASH, beginning of period	96,957	338,240

CASH, end of period	$285,762	$96,957

See Notes to Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$375,250	$640,824
Cash paid for income taxes	-	-
Common stock issued in payment of preferred stock dividends	180,000	180,000
Common stock issued to employee in lieu of cash compensation	15,000	-
Common stock issued in payment of Director's fees	22,500	15,000
Accretion of Series A preferred stock liability	380,000	380,000

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

Accounts receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and adjusts the allowance for doubtful accounts, when deemed necessary, based upon its history of past write-offs and collections, contractual terms and current credit conditions. During 2010 and 2009, $75,286 and $89,942 of uncollectible accounts receivable were written off against the allowance for doubtful accounts, respectively.

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

Deferred financing costs

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

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

There were no stock options granted during 2009 or 2010.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At December 31, 2010, PNC Bank accounted for approximately 33.5% of the Company’s accounts receivable balance. Receivables related to services performed for Bank of America accounted for approximately 25.3% of the Company’s accounts receivable balance. This is comprised of receivables directly from Bank of America and receivables from a vendor management company, ZeroChaos, that is issued invoices for the Company’s work at Bank of America.

Cash balances in banks are secured by the Federal Deposit Insurance Corporation subject to certain limitations.

Advertising

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $36,102 and $58,208 for the years ended December 31, 2010 and 2009, respectively.

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

Note 2 - Going Concern

Although the Company reported net income for the year ended December 31, 2009, it has incurred net losses for the years ended December 31, 2004 through 2008, and 2010, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $72.4 million at December 31, 2010. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict for how long we will remain profitable or if the Company’s business will continue to improve. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of December 31, 2010, the Company had a cash balance of approximately $0.3 million, compared to $0.1 million at December 31, 2009, and a working capital deficiency of $2.8 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a three-year revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”) which matures on March 30, 2011. As of December 31, 2010, the Company was in default of the Loan and Security Agreement. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum during 2009 but then reduced the interest rate to 12% per annum effective January 1, 2010, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. As of March 17, 2011, Access Capital has not exercised any other of its default rights and the Company is in the process of negotiating the terms for extending the Loan and Security Agreement on maturity. The Company expects the interest rate to remain at 12% per annum and other terms of the new Loan and Security Agreement to be similar to the terms of the existing agreement. Refer to footnote 5 of the Notes to Consolidated Financial Statements for further discussion on the Line of Credit.

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

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which matures on February 6, 2011. The Company does not currently have the funds, or sufficient authorized but unissued shares to repay this debt upon maturity. Refer to footnote 9 of the Notes to Consolidated Financial Statements for further discussion on the Preferred Stock issuance.

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

Note 3 - New Accounting Standards

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC Subtopic 605-25”).  This statement is an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 605-25 on its financial statements; however, management does not believe that it will have a material impact on the Company’s consolidated financial statements.

Note 4 - Property and equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2010	2009

Computer equipment	$1,066,555	$1,064,243
Furniture and fixtures	161,543	161,543
Leasehold improvements	92,459	92,459
	1,320,557	1,318,245
Accumulated depreciation	(1,313,759)	(1,281,358)

	$6,798	$36,887

Note 5 - Line of credit

In March 2008, the Company executed a revolving line of credit agreement with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of December 31, 2010) plus 2.75%. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. Additionally, the Company must maintain an average minimum monthly borrowing of $2,250,000 in the second year and $2,500,000 in the third year of the agreement. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default of the Access Capital Loan and Security Agreement, effective January 2010, Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

The Company was in default of the Loan and Security Agreement as of December 31, 2009 and 2010 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As a result of this default, to date, Access has increased the interest rate payable on borrowings under the line of credit to 18% per annum through December 31, 2009 and as of January 1, 2010 has reduced the interest rate to 12% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. As of March 17, 2011, Access Capital has not exercised any other of its default rights and the Company is in the process of negotiating the terms for extending the Loan and Security Agreement on maturity.

As of December 31, 2010, approximately $2.4 million was outstanding under the revolving line of credit. Remaining availability under the line of credit at December 31, 2010, based on the year end collateral balance, was approximately $0.1 million. The interest rate on the revolving line was 12.0% as of December 31, 2010.

Note 6 - Notes Payable

Short term notes payable consisted of the following:

	December 31,	December 31,
	2010	2009

Unsecured loan from Glenn Peipert, the Company's former Executive Vice President, Chief Operating Officer and Director, which accrues interest at a simple rate of 8% per annum, had a term expiring on April 30, 2007, and is currently due on demand. This loan is subordinated to the Company's line of credit arrangement with Access Capital, Inc.	$99,408	$-

	$99,408	$-

In June 2004, the Company issued a five-year $2,000,000 Unsecured Convertible Line of Credit Note. The note accrues interest at an annual rate of 7%, and the conversion price of the shares of common stock issuable under the note is equal to $1.58 per share. In addition, such investors received a warrant to purchase 277,778 shares of our common stock at an exercise price of $1.58 per share. This warrant expired in June 2009. The note also contains a beneficial conversion feature and, therefore, the Company recorded a beneficial conversion charge of $1.5 million and allocated $0.5 million to the warrant based on its relative fair value. Accordingly, the discount, as enumerated above, was amortized as interest utilizing the effective interest method and was fully amortized as of June 2009. On December 28, 2007, $350,000 of this note was extinguished in return for Company Common Stock and warrants. The investors received 2,499,997 shares of Company Common Stock and warrants to purchase 2,499,997 shares of Common Stock at a purchase price of $0.154 per share. Using the Black-Scholes option pricing model, the Company calculated the fair value of the warrants to purchase 2,499,997 shares of Company common stock to be $325,000. This fair value was charged to the loss on extinguishment during 2007.

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

Long-term debt consisted of the following:
	December 31,	December 31,
	2010	2009

Convertible line of credit note with a maturity date of April 30, 2012 unless converted into common stock at the note holder’s option. Interest accrues at 7% per annum.	$500,000	$500,000

	$500,000	$500,000

 Note 7 - Income Taxes

The Company provides for federal and state income taxes in accordance with current rates applied to accounting income before taxes. The provision for income taxes is as follows:

Years ended December 31,
	2010	2009

Current	$-	$-
Deferred	-	-
	$-	$-

The Company has $12.4 million of net operating loss carry-forwards for both federal and state purposes expiring between 2023 and 2030. The following summarizes the Company’s deferred tax assets and liabilities:

	December 31,
	2010	2009

Net operating losses	$12,360,000	$12,077,000
Accounts receivable	42,000	46,000
Property and equipment	25,000	50,000
Deferred Compensation	-	(27,000)
Stock based compensation	339,000	339,000
	12,766,000	12,485,000
Valuation allowance	(12,766,000)	(12,485,000)
	$-	$-

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income over its forecasting cycle which is currently two years. As a result of this evaluation, the Company has recorded a valuation allowance of $12,766,000 and $12,485,000 for the years ended December 31, 2010 and 2009, respectively, representing a current year change in the valuation allowance of $281,000. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax asset may not be realized.

At December 31, 2010, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $12.4 million, which begin to expire in 2023. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined by the tax law. An ownership change as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. The Company has issued a substantial number of shares of common stock during 2007 and 2008, which may place limitations on the current net loss carryforwards.

Income taxes computed at the federal statutory rate differ from the amounts provided as follows:

	For the year ended December 31,
	2010	2009

Income (loss) before income taxes	$(771,753)	$31,956

Provision for Federal taxes at statutory rate (34%)	(262,396)	10,865
State taxes, net of Federal benefit	(42,558)	11,457
Permanent difference due to non-deductible items	15,748	31,241
Stock based compensation	5,486	22,817
Valuation allowance applied against income tax benefit (expense)	283,720	(76,380)

Income tax provision	$-	$-

Note 8 - Preferred Stocks

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrant to purchase 1,900,000 shares of Company common stock to be approximately $1,128,000. This relative fair value has been recorded as a reduction of the $1,900,000 balance for the preferred stock and an addition to additional paid-in capital. Amortization of the $1,128,000 was recorded as a component of stockholders equity from February 2006 until June 2010. Approximately $1.0 million was recorded to stockholders equity. From June 2010 to December 2010, approximately $0.1 million of amortization was recorded to interest expense. Additionally, the Company calculated a beneficial conversion feature charge related to the conversion price for the preferred stock to common stock of approximately $772,000. Refer to footnote 17 of the Notes to Consolidated Financial Statements for further discussion of the Series A Convertible Preferred Stock.

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

Using the Black-Scholes option pricing model, the Company calculated the relative fair value of the warrants to purchase 1,276,471 shares of Company common stock to be approximately $593,000. This relative fair value had been recorded as a reduction of the $2,000,000 for the preferred stock and an addition to additional paid-in capital.

Note 9 - Treasury Stock

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

Note 10 - Common Stock Warrants

Warrants outstanding consisted of the following:

		December 31,	December 31,
Expiration date	Exercise price	2010	2009

-	$0.01	17,857	17,857
2013	$0.055-$0.088	8,500,000	8,500,000
2012-2013	$0.143-$0.20	33,346,159	33,346,159
2010-2012	$0.22-$0.33	22,231,664	22,509,531
2010	$0.34-$0.50	-	804,891
2011	$0.60	1,900,000	1,900,000
2011	$0.94-$1.30	1,276,471	1,276,471
2011	$4.35-$5.25	800,000	800,000

		68,072,151	69,154,909

Note 11 - Stock Based Compensation

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

To the extent that CSI derives a tax benefit from options exercised by employees, such benefit will be credited to additional paid-in capital when realized on the Company’s income tax return. There were no tax benefits realized by the Company during 2010 or 2009.

The following summarizes the stock option transactions under the 2003 Plan during 2010:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2009	4,771,999	$0.76
Options canceled	(774,000)	0.58
Options outstanding at December 31, 2010	3,997,999	$0.80

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2010:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	1,535,000	$0.258	5.8	1,535,000	$0.258
$0.46-0.60	1,005,000	$0.461	5.0	1,005,000	$0.461
$0.70-0.830	870,000	0.830	4.9	870,000	0.830
$2.475-3.45	587,999	2.735	3.3	587,999	2.735
	3,997,999			3,997,999

 Note 12 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

Basic and diluted loss per share was determined as follows:

	For the years ended December 31,
	2010	2009

Net loss attributable to common stockholders	$(1,094,253)	$(528,044)

Weighted average common shares used to compute net loss per common share attributable to common stockholders	124,899,149	120,123,905

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.00)

For the years ended December 31, 2010 and 2009, 3,997,999 shares and 4,771,999 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 68,072,151 warrants and 36,596 options which were issued prior to December 31, 2009, and outstanding as of December 31, 2010, were excluded from the calculation of diluted loss per share for the years ended December 31, 2010 and 2009, as appropriate, because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 16,666,667 shares of common stock underlying the $500,000 convertible line of credit note to TAG Virgin Islands, Inc. as of December 31, 2010 and 2009, 7,800,000 shares underlying the Series A and Series B convertible preferred stock, and an option to purchase 36,596 shares of common stock which was issued to Laurus in 2006.

Note 13 - Major Customers

During 2010, the Company had sales to two major customers, PNC Bank (31.6%) and Bank of America (14.4%), which totaled approximately $8,151,355.

During 2009, the Company had sales to two major customers, PNC Bank (28.6%) and Bank of America (10.2%), which totaled approximately $9,378,475.

Note 14 - Employee Benefit Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Although the plan does not require a matching contribution by the Company, the Company may make a contribution. The Company’s contributions to the plan for the years ended December 31, 2010 and 2009 were approximately $56,556 and $68,477, respectively.

Note 15 - Commitments and Contingencies

Legal Proceedings

As of December 31, 2010, the Company has a claim pending in the Superior Court of New Jersey Law Division-Civil Part, Morris County, in which the Company sued National Digital Medical Archive, Inc. (hereinafter “Defendant” or “NDMA”), for services rendered to NDMA by the Company in 2009.  This case arises out of NDMA's failure to pay the Company approximately $0.4 million pursuant to a Professional Services Agreement, dated August 13, 2008, between CSI and NDMA (hereinafter the “Agreement”), and the Agreement’s two accompanying Statements of Work, dated June 12, 2008 and August 29, 2008, that were time and materials based projects (hereinafter collectively with the Agreement referred to as the “SOWs”).  NDMA interposed an answer and asserted multiple affirmative defenses and counterclaimed against the Company for approximately $4.5 million based on the Company’s alleged non-performance under the SOWs and for approximately $3.8 million for unjust enrichment which is pled in the alternative.  Discovery has just started in this case. A mediation is scheduled for late March 2011.  A trial in this action will not occur until the fall of 2011.  The Company believes it has meritorious claims for non-payment pending against NDMA and the Company will also vigorously defend against NDMA's counterclaims.

Employment Agreements

On November 11, 2010, Conversion Services International, Inc. (the “Company”) entered into an employment agreement (the “Agreement”) with William Hendry, the Company’s Vice President and Chief Financial Officer. The Agreement is effective as of October 16, 2010, and has a term of two years. Either the Company or Mr. Hendry may terminate the Agreement provided that the terminating party provides 30-day written notice. Under the terms the Agreement, Mr. Hendry will receive a base salary of $225,000 per year and an annual bonus, to be determined by the Company’s Board of Directors. Mr. Hendry will also be entitled to participate in any bonus plan, incentive compensation program or incentive stock option plan or other employee benefits of the Company and which are available to the five highest paid executives of the Company, on the same terms and at the same level of participation as the five highest paid executives of the Company. In the event the Company terminates Mr. Hendry without Good Cause (as defined therein), for Good Cause or following a Change of Control (as defined therein), Mr. Hendry may be entitled to certain severance payments and benefits of up to twelve months of base salary.

Lease Commitments

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015.  This amendment requires the Company to surrender approximately 7,467 square feet of its office space to the landlord effective July 1, 2010, leaving the Company with approximately 9,137 square feet of office space in this facility. Monthly rent with respect to our East Hanover, New Jersey facility is $16,581.50 until December 31, 2010. Monthly rent for the period beginning January 1, 2011 and ending December 31, 2015 will be $11,822.75. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  The Company also rents office space from HQ Global Workplaces, LLC at 401 North Tryon Street, Charlotte, North Carolina 28202, where it operates under a one year lease agreement expiring December 31, 2011. The monthly rent for this space is approximately $625.

Rent expense, including automobile rentals, totaled approximately $199,200 and $173,986 in 2010 and 2009, respectively.

Future minimum lease payments due under all operating lease agreements as of December 31, 2010 are as follows:

Years Ending December 31	Office

2011	$146,873
2012	141,873
2013	141,873
2014	141,873
2015	141,873
Thereafter	-
$714,365

Note 16 – Related Party Transactions

In November 2003, the Company executed an Independent Contractor Agreement with LEC, whereby the Company agreed to be a subcontractor for LEC, and to provide consultants as required to LEC. In return for these services, the Company receives a fee from LEC based on the hourly rates established for consultants subcontracted to LEC. In May 2004, the Company acquired 49% of all issued and outstanding shares of common stock of LEC. For the years ended December 31, 2010 and 2009, the Company invoiced LEC $1,662,595 and $2,095,983, respectively, for the services of consultants subcontracted to LEC by the Company. As of December 31, 2010 and 2009, the Company had accounts receivable due from LEC of approximately $211,179 and $236,233, respectively. There are no known collection problems with respect to LEC. The majority of their billing is derived from Fortune 1000 clients. The collection process is slow as these clients require separate approval on their own internal systems, which extends the payment cycle.

Note 17 - Subsequent Events

In February 2006, we entered into a Securities Purchase Agreement with investors represented by TAG Virgin Islands, Inc. (“TAG”), pursuant to which we issued 19,000 shares of our newly created Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”). We received proceeds of $1,900,000. All shares of Series A Preferred not previously converted were to be redeemed by the Company, in cash or common stock, at the election of the Company, on February 1, 2011. The Company did not have sufficient cash or available shares to redeem the Series A Preferred and, as a result, is in default with respect to the redemption of this security as of the date of this filing. The Company notified the investors and, as of the date of this filing, has not received any default notification. The Company expects to, at its next annual meeting of shareholders, propose to the Company’s stockholders an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock in an amount as to allow the Company to pay the redemption price in shares of Common Stock.  If and when such a proposal is approved by the Company’s shareholders, the Company expects to redeem the Series A Preferred with shares of Common Stock. The number of shares to be issued upon redemption is based on the Volume Weighted Average Price of the Company’s common stock for the fifteen business days prior to the redemption date. Until the Company pays the redemption price of the Series A Preferred, holders of the Series A Preferred will continue to receive dividends in the amount of 5% per annum as set forth in the Certificate of Designations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 23, 2011
/s/ Lori Cohen
Lori Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lori Cohen	President, Chief Executive Officer	March 23, 2011
Lori Cohen	and Director

/s/ William Hendry	Vice President, Chief Financial Officer,	March 23, 2011
William Hendry	Secretary and Treasurer

/s/ Scott Newman	Chief Strategy Officer, Director	March 23, 2011
Scott Newman

/s/ Brian Walton	Director	March 23, 2011
Brian Walton

/s/ Thomas Pear	Director	March 23, 2011
Thomas Pear

/s/ Lawrence K. Reisman	Director	March 23, 2011
Lawrence K. Reisman