Form 10-Q
period 2011-03-31
CONVERSION SERVICES INTERNATIONAL INC
filed 2011-05-12
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common Stock, $0.001 par value per share	129,373,687 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three months ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$10,123	$285,762
Accounts receivable, net	2,423,531	3,108,506
Accounts receivable from related parties, net	299,814	211,179
Prepaid expenses	119,289	54,628
TOTAL CURRENT ASSETS	2,852,757	3,660,075

PROPERTY AND EQUIPMENT, at cost, net	-	6,798

OTHER ASSETS	30,419	86,576

Total Assets	$2,883,176	$3,753,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$2,028,302	$2,395,233
Accounts payable and accrued expenses	1,848,009	1,547,064
Series A redeemable convertible preferred stock	1,900,000	1,868,331
Deferred revenue	332,893	514,262
Short term notes payable	101,382	99,408
TOTAL CURRENT LIABILITIES	6,210,586	6,424,298

Long-term debt, net of current portion	500,000	500,000
Total liabilities	6,710,586	6,924,298

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
130,504,902 and 128,475,087 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	130,505	128,475
Series B convertible preferred stock, 20,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,352,883	1,352,883
Additional paid in capital	68,217,834	68,165,281
Treasury stock, at cost, 1,145,382 shares in treasury as of March 31, 2011 and December 31, 2010, respectively	(423,869)	(423,869)
Accumulated deficit	(73,104,763)	(72,393,619)
Total Stockholders' Deficit	(3,827,410)	(3,170,849)

Total Liabilities and Stockholders' Deficit	$2,883,176	$3,753,449
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2011	2010

REVENUE:
Services	$2,940,838	$4,304,349
Related party services	377,016	461,745
Reimbursable expenses	92,184	191,739
Other	50,585	19,000
	3,460,623	4,976,833
COST OF REVENUE:
Services	2,327,799	3,208,046
Related party services	340,016	430,998
Consultant expenses	104,501	211,560
	2,772,316	3,850,604
GROSS PROFIT	688,307	1,126,229

OPERATING EXPENSES
Selling and marketing	554,201	685,656
General and administrative	679,597	734,154
Depreciation and amortization	18,750	24,382
	1,252,548	1,444,192
LOSS FROM OPERATIONS	(564,241)	(317,963)

OTHER EXPENSE
Interest expense, net	(146,903)	(99,147)
	(146,903)	(99,147)
LOSS BEFORE INCOME TAXES	(711,144)	(417,110)
INCOME TAXES	-	-

NET LOSS	(711,144)	(417,110)
Accretion of issuance costs associated with convertible preferred stock	-	(95,000)
Dividends on convertible preferred stock	(21,250)	(45,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(732,394)	$(557,110)

Basic and diluted loss per common share	$(0.01)	$(0.00)
Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.00)

Weighted average shares used to compute net loss per common share:
Basic and diluted	129,264,942	123,369,977
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(711,144)	$(417,110)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	6,798	9,653
Amortization of deferred financing costs	11,952	14,729
Accretion of convertible preferred stock discount and beneficial conversion feature	31,669	-
Stock based compensation	-	19,909
Increase (decrease) in allowance for doubtful accounts	(21,924)	33,387
Changes in operating assets and liabilities:
Decrease in accounts receivable	694,658	207,009
Increase in accounts receivable from related parties	(76,394)	(149,434)
(Increase) decrease in prepaid expenses and other assets	(20,455)	21,771
Increase (decrease) in accounts payable and accrued expenses	357,501	(212,033)
(Decrease) increase in deferred revenue	(181,369)	74,765
Net cash provided by (used in) operating activities	91,292	(397,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under the line of credit	(366,931)	397,137
Net cash (used in) provided by financing activities	(366,931)	397,137

NET DECREASE IN CASH	(275,639)	(217)
CASH, beginning of period	285,762	96,957

CASH, end of period	$10,123	$96,740
See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$80,722	$88,566
Cash paid for income taxes	-	-
Common stock issued in payment of preferred stock dividends	75,833	68,750
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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and other reports filed with the Securities and Exchange Commission.

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

The Company estimates that the carrying value of its financial instruments which includes cash, line of credit and notes payable approximates fair value, as these financial instruments are short term in nature or bear interest at variable rates.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At March 31, 2011, receivables related to Bank of America and Leading Edge Communications (“LEC”), a related party, comprised approximately 41.9% and 11.0% of the Company’s accounts receivable balance, respectively. At December 31, 2010, receivables related to Bank of America and PNC Bank comprised approximately 25.3% and 33.5% of the Company’s accounts receivable balance, respectively.

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

Prior to recording its income tax liability, the Company makes a determination as to whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, the tax position is measured to determine the amount to recognize in the financial statements. At March 31, 2011 and December 31, 2010, the Company has no unrecognized tax benefits. As of March 31, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 2 - Liquidity Issues and Going Concern

The Company has incurred a $711,144 net loss for the three months ended March 31, 2011 and a loss of $771,753 for the year ended December 31, 2010. While the Company reported a profit of $31,956 for the fiscal year ended December 31, 2009, it incurred significant losses for the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $73.1 million at March 31, 2011. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict if we will become profitable or if the Company’s business will improve. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of March 31, 2011, the Company had a cash balance of approximately $10,123, compared to $285,762 at December 31, 2010, and a working capital deficiency of $3.4 million.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of March 31, 2011. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective January 1, 2010, although the Company remained in default with respect to the Access Capital Loan and Security Agreement, Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18%, to 12% per annum. Refer to footnotes 4 and 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

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

Note 3 –New Accounting Standards

In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of revenue recognition. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. Adoption of this amendment did not have a significant effect on our financial statements.

Note 4 - Line of credit

The Company executed a revolving line of credit agreement in March 2008 with Access Capital. This line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of March 31, 2011) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this covenant as of June 30, 2008 and remains in default as of March 31, 2011 and, as such, the amounts outstanding under the revolving line of credit are callable. Additionally, during the third year of the three year term the Company must maintain a minimum average monthly loan balance of $2,500,000. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default of the Access Capital Loan and Security Agreement, in January 2010, Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

The Company was in default of the Loan and Security Agreement as of March 31, 2011 since its working capital was below the minimum required working capital of $400,000. In the event of a default under the Loan and Security Agreement, Access Capital’s remedies include, but are not limited to, the following:

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

As a result of this default, to date, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum until December 31, 2009 and then adjusted the interest rate to 12% per annum beginning in January 2010, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital.

As of March 31, 2011, $2.0 million was outstanding under this line of credit and $0.2 million was available.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the line of credit.

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

The following summarizes the stock option transactions during 2011:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2010	3,997,999	$0.80
Options granted	-	-
Options exercised	-	-
Options canceled	(14,000)	0.73
Options outstanding at March 31, 2011	3,983,999	$0.80

The following table summarizes information concerning outstanding and exercisable Company common stock options at March 31, 2011:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	1,525,000	$0.258	5.6	1,525,000	$0.258
$0.46-$0.60	1,005,000	0.461	4.8	1,005,000	0.461
$0.83	868,000	0.830	4.6	868,000	0.830
$2.475-$3.45	585,999	2.734	3.1	585,999	2.734
	3,983,999			3,983,999

The Company recorded zero and $19,909 of expense related to stock options which vested during the three months ended March 31, 2011 and 2010, respectively.

  Note 6 – Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method and the effect of convertible debt instruments and warrants as if they had been converted at the beginning of each period presented.

Basic and diluted loss per share was determined as follows:

	For the three months ended March 31,
	2011	2010

Net loss before income taxes (A)	$(711,144)	$(417,110)
Net loss (B)	$(711,144)	$(417,110)
Net loss attributable to common stockholders (C)	$(732,394)	$(557,110)
Weighted average outstanding shares of common stock (D)	129,264,942	123,369,977

Basic and diluted income (loss) per common share:
Before income taxes (A/D)	$(0.01)	$(0.00)
Net loss per common share (B/D)	$(0.01)	$(0.00)
Net loss per common share attributable to common stockholders (C/D)	$(0.01)	$(0.00)

For the three month periods ended March 31, 2011 and 2010, 3,983,999 shares and 4,711,999 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 66,172,151 warrants and 36,596 options which were issued prior to March 31, 2010, and outstanding as of March 31, 2011, were excluded from the calculation of diluted loss per share for the three month periods ended March 31, 2011 and 2010, as appropriate, because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 16,666,667 shares of common stock underlying the $500,000 convertible line of credit note to TAG Virgin Islands, Inc. as of March 31, 2011 and 2010, 145,170,038 shares underlying the Series A and 4,000,000 shares underlying the Series B convertible preferred stock.

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

The Company did not have sufficient cash or available shares to redeem the Series A Preferred on the February 1, 2011 redemption date and, as a result, is in default with respect to the redemption of this security as of the date of this filing. The Company expects to, at its next annual meeting of shareholders, propose to the Company’s stockholders an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock in an amount as to allow the Company to pay the redemption price in shares of Common Stock.  If and when such a proposal is approved by the Company’s shareholders, the Company expects to redeem the Series A Preferred with shares of Common Stock. Until the Company pays the redemption price of the Series A Preferred, holders of the Series A Preferred will continue to receive dividends in the amount of 5% per annum as set forth in the Certificate of Designations.

Note 8 - Major Customers

During the three months ended March 31, 2011, the Company had sales relating to three major customers, Bank of America, PNC Bank and LEC, a related party which comprised 33.6%, 15.2% and 10.9% of revenues, respectively, and totaled approximately $2,064,687. Amounts due from services provided to these customers included in accounts receivable was approximately $1,636,510 at March 31, 2011. As of March 31, 2011, receivables related to Bank of America, PNC Bank and LEC accounted for approximately 41.9%, 7.4% and 11.0% of the Company’s accounts receivable balance, respectively.

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

Note 9 - Commitments and Contingencies

 Legal Proceedings

As of March 31, 2011, the Company has a claim pending in the Superior Court of New Jersey Law Division-Civil Part, Morris County, in which the Company sued National Digital Medical Archive, Inc. (hereinafter “Defendant” or “NDMA”), for services rendered to NDMA by the Company in 2009.  This case arises out of NDMA's failure to pay the Company approximately $0.4 million pursuant to a Professional Services Agreement, dated August 13, 2008, between CSI and NDMA (hereinafter the “Agreement”), and the Agreement’s two accompanying Statements of Work, dated June 12, 2008 and August 29, 2008, that were time and materials based projects (hereinafter collectively with the Agreement referred to as the “SOWs”).  NDMA interposed an answer and asserted multiple affirmative defenses and counterclaimed against the Company for approximately $4.5 million based on the Company’s alleged non-performance under the SOWs and for approximately $3.8 million for unjust enrichment which is pled in the alternative.  Discovery has just started in this case. A mediation is scheduled for late May 2011.  A trial in this action will not occur until the fall of 2011.  The Company believes it has meritorious claims for non-payment pending against NDMA and the Company will also vigorously defend against NDMA's counterclaims.

Lease Commitments

Future minimum lease payments due under all operating lease agreements as of March 31, 2011 are as follows:

Years Ending March 31	Office

2012	$147,373
2013	141,873
2014	141,873
2015	106,405
Thereafter	-
$537,524

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015.  The Company leases approximately 9,137 square feet of office space in this facility. Monthly rent with respect to our East Hanover, New Jersey facility for the period beginning January 1, 2011 and ending December 31, 2015 is $11,822.75. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  The Company also rents office space from HQ Global Workplaces, LLC at 401 North Tryon Street, Charlotte, North Carolina 28202, where it operates under a one year lease agreement expiring December 31, 2011. The monthly rent for this space is approximately $625.

 Note 10 - Related Party Transactions

Refer to footnote 8 for the related party transaction disclosure as a major customer.

As of March 31, 2011, the balance outstanding with respect to the loan from Glenn Peipert, our former Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

Note 11 - Subsequent Events

These financial statements were approved by management and the board of directors through the issuance date and management has evaluated subsequent events through the issuance date.

On April 6, 2011, Access Capital, Inc. (“Access Capital”) and Conversion Services International, Inc. (the “Company”) entered into an amendment to that certain Loan and Security Agreement, which was dated as of March 31, 2008.  Under the original Loan and Security Agreement, Access Capital provided the Company with a revolving line of credit of up to a maximum of $3,500,000, based upon collateral availability, and has a 90% advance rate against eligible accounts receivable.  The line of credit was for a three year term and had a base interest rate of prime plus 2.75% and a default rate of 18%.

Under the Amended Loan and Security Agreement, Access Capital provided the Company with a revolving line of credit of up to a maximum of $3,500,000, based upon collateral availability, and has a 90% advance rate against eligible accounts receivable. The line of credit is for a three year term. The line of credit has a base interest rate of prime plus 8.75% and provides for interest rate reductions based upon the Company’s achievement of cash flow goals. The interest rate is reduced by between 0.50% and 3.00% based upon the Company’s achievement of positive cumulative cash flow of between $250,000 and $1,500,000. The default interest rate is 3% above the applicable rate at the time of the default. “Cash Flow” as defined in the Amended Loan and Security Agreement means, the net income (as defined by GAAP) of the Company, plus any non-cash charges, less payments (i) to the Company’s officers or related persons, (ii) under capital leases and (iii) for capital expenditures.

Also under the Amended Loan and Security Agreement, the Company would not be required to meet certain working capital amounts, but rather, the Company is required to maintain positive Cash Flow on up to a rolling six month basis. Starting April, 2011, the end of each month (each a “Test Date”), the Company is required to maintain positive Cash Flow for the period ending on the Test Date, and commencing from the later of (i) April 1, 2011 or (ii) six months prior to the Test Date.  For example, on September 30, 2011, the Company is required to maintain positive Cash Flow for the period from April 1, 2011 to September 30, 2011. On November 30, 2011, the Company would be required to maintain positive Cash Flow for the period ending June 1, 2011 to November 30, 2011.

In April 2011, the Company executed Unsecured Notes Payable agreements (the “Notes”) with Sam Sodano, Vice President of Professional Services, William Hendry, Vice President and CFO and Radel Associates, LLC whereby an aggregate of $100,000 was loaned to the Company. The Notes are due March 1, 2012, bear interest at 5% per annum and provide for repayment of principal and interest on a monthly basis beginning in June 2011. These Notes are subordinated to Access Capital.

On May 3, 2011, Scott Newman submitted his resignation from his position as Director and Chairman of the Board of Directors of the Company.

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
	2011	2010

Net revenue	$3,460,623	$4,976,833
Gross profit	688,307	1,126,229
Net loss	(711,144)	(417,110)
Net loss attributable to common stockholders	(732,394)	(557,110)
Basic and diluted loss per common share:
Net loss per common share	$(0.01)	$(0.00)
Net loss per common share attributable to common stockholders	$(0.01)	$(0.00)

	Selected Statement of Financial Position Data as of
	March 31, 2011	December 31, 2010

Working capital deficiency	$(3,357,829)	$(2,764,223)
Total assets	2,883,176	3,753,449
Total stockholders' deficit	(3,827,410)	(3,170,849)

Three Months Ended March 31, 2011 and 2010

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $3.5 million for the three months ended March 31, 2011, decreased by $1.5 million, or 30.5% as compared to revenue of $5.0 million for the three months ended March 31, 2010, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence/data warehousing and data management. The chart below reflects revenue by line of business for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011		2010
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,282,857	37.1%	$1,478,107	29.7%
Business Intelligence / Data Warehousing	1,657,982	47.9%	2,826,242	56.8%
Data Management	377,016	10.9%	461,745	9.3%
Reimbursable expenses	92,183	2.6%	191,739	3.8%
Other	50,585	1.5%	19,000	0.4%
	$3,460,623	100.0%	$4,976,833	100.0%

Strategic consulting

The strategic consulting line of business includes work related to planning and assessing people, process and technology for clients, performing gap analysis, making recommendations regarding technology and business process improvements to assist clients to realize their business goals and maximize their investments in both people and technology. The Company performs strategic consulting work through its Business Transformation Solutions division.

Strategic consulting revenue of $1.3 million, or 37.1% of total revenue, for the three months ended March 31, 2011 decreased by $0.2 million, or 13.2%, as compared to revenue of $1.5 million, or 29.7% of total revenue, for the three months ended March 31, 2010. This decrease is primarily due to a $0.7 million decrease in revenue related to a project at PNC Bank that began in April 2009 and concluded in third quarter of 2010. Additionally, revenue declined by $0.1 million related to prior year projects for clients that were also completed in the prior year. This decrease was partially offset by a $0.6 million increase in revenue from Bank of America as compared to the prior year. In the strategic consulting line of business, there was a 7.4% increase in average consultant headcount, a 24.9% increase in billable hours and a 25.2% increase in utilization. The average bill rate decreased 33.2% as compared to the prior year.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $1.7 million, or 47.9% of total revenue, for the three months ended March 31, 2011 decreased by $1.1 million, or 41.3%, as compared to revenue of $2.8 million, or 56.8% of total revenue, for the three months ended March 31, 2010. This decrease is primarily due to a $1.3 million reduction in revenue related to prior year projects that completed in the prior period and a $0.3 million decrease in revenue related to projects that continued from the prior year. These revenue reductions were partially offset by $0.5 million of new project revenue obtained during the quarter. Overall, the BI/DW line of business had a 44.3% decrease in average consultant headcount, a 36.4% decrease in billable hours, and a 7.0% decrease in the average bill rate as compared to the prior period.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.4 million, or 10.9% of total revenue, for the three months ended March 31, 2011 decreased by $0.1 million, or 18.3%, as compared to revenue of $0.5 million, or 9.3% of total revenue, for the three months ended March 31, 2010. The revenue for the quarter decreased as compared to the prior year due to a 22.6% decrease in billable hours and a 15.1% decrease in the utilization rate, which was partially offset by a 5.2% increase in the average bill rate.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $2.8 million, or 80.1% of revenue for the three months ended March 31, 2011, representing a decrease of $1.1 million, or 28.0%, as compared to $3.9 million, or 77.4% of revenue for the three months ended March 31, 2010.

Cost of services was $2.3 million, or 79.2% of services revenue for the three months ended March 31, 2011, representing a decrease of $0.9 million, or 27.4%, as compared to $3.2 million, or 74.5% of services revenue for the three months ended March 31, 2010. Cost of services decreased during the three months ended March 31, 2011 as compared to the prior year due to a decrease in services revenue during the period, accounting for a $1.0 million decrease in cost of services. Partially offsetting this decrease were costs related to several consultants that were not billable during the period which accounted for $0.1 million of increased cost as compared to the prior year. The Company had an average of 63 consultants in the current period and 88 in the prior year period, resulting in a 28.4% decrease in consultant headcount.

Cost of related party services was $0.3 million, or 90.2% of related party services revenue, for the three months ended March 31, 2011, representing a decrease of $0.1 million, or 21.1%, as compared to $0.4 million, or 93.3% of related party services revenue, for the three months ended March 31, 2010. The Company had 13 consultants performing services for the related party in the current period and 14 in the prior year period, resulting in a 7.1% decrease in consultant headcount.

Gross profit

Gross profit was $0.7 million, or 19.9% of revenue for the three months ended March 31, 2011, representing a decrease of $0.4 million, or 38.9%, as compared to $1.1 million, or 22.6% of revenue for the three months ended March 31, 2010.

Gross profit from services was $0.6 million, or 20.8% of services revenue for the three months ended March 31, 2011, representing a decrease of $0.5 million from the prior year’s gross profit from services of $1.1 million, or 25.5% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $37,000, or 9.8% of related party services revenue for the three months ended March 31, 2011, representing an increase of $6,253 from the prior year’s gross profit of $30,747, or 6.7% of related party services revenue for the three months ended March 31, 2010. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.6 million, or 16.0% of revenue, for the three months ended March 31, 2011, decreasing by $0.1 million, or 19.2%, as compared to $0.7 million, or 13.8% of revenue, for the three months ended March 31, 2010.

Selling and marketing expense for the three months ended March 31, 2011 decreased by $0.1 million as compared to the prior year due primarily to a $0.1 million reduction in payroll and payroll related expenses due to a reduction in headcount and reduced commission expense as compared to the prior year.

General and administrative

 General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.7 million, or 19.6% of revenue, for the three months ended March 31, 2011, declining $54,557, as compared to $0.7 million, or 14.8% of revenue, for the three months ended March 31, 2010. This decline is primarily due to expense reductions of $113,986 in expense categories including payroll and payroll related costs, bad debt expense, rent and utilities, and travel which were partially offset by expense increases of $59,429 in expense categories including insurance and accounting and legal expense.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Depreciation and amortization expenses were $18,750 and $24,382 for the three months ended March 31, 2011 and 2010, respectively.

Other income (expense)

Interest expense during the three months ended March 31, 2011 and 2010 was $146,903 and $99,147, respectively. Interest expense increased by $47,756 as compared to the prior year period due to a reclassification of the accretion of issuance costs and the dividends related to the Series A convertible preferred stock to interest expense.

Liquidity and Capital Resources

The Company has incurred a $711,144 net loss for the three months ended March 31, 2011 and a loss of $771,753 for the year ended December 31, 2010. While the Company reported a profit of $31,956 for the fiscal year ended December 31, 2009, it incurred significant losses for the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $73.1 million at March 31, 2011. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict if we will become profitable or if the Company’s business will improve.  These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of March 31, 2011, the Company had a cash balance of approximately $10,123, compared to $285,762 at December 31, 2010, and a working capital deficiency of $3.4 million.

The liquidity issues that have resulted from the Company’s history of losses have been addressed in the past through the sale of Company common stock, preferred stock and by entering into various debt instruments.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. (“Access Capital” or “Access”). As of June 30, 2008, the Company was in default of the Loan and Security Agreement and remains in default as of March 31, 2011. As a result of the default, Access had increased the interest rate payable on borrowings under the line of credit to 18% per annum, has notified the Company’s clients of their security interest in the amounts due to the Company, and has provided instruction that payments are to be made directly to Access Capital. Effective January 1, 2010, although the Company remained in default with respect to the Access Capital Loan and Security Agreement, Access Capital agreed to reduce the interest rate on borrowings under the line of credit from 18%, to 12% per annum. Refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

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

The Company’s working capital deficit was $3.4 million as of March 31, 2011 which represented a $0.6 million increase in the working capital deficit when compared to the working capital deficit of $2.8 million as of December 31, 2010. The $0.6 million increase in the working capital deficit is due to a $0.6 million reduction in accounts receivable and prepaid expenses, a $0.3 million increase in accounts payable and accrued expenses and a $0.3 million reduction in cash, which was partially offset by a $0.4 million reduction in the Access Capital line of credit balance and a $0.2 million reduction in deferred revenue.

Cash provided by operating activities during the three months ended March 31, 2011 was approximately $0.1 million compared to cash used in operating activities of $0.4 million for the three months ended March 31, 2010. The $0.5 million decrease in cash used in operating activities was primarily the result of a $0.6 million reduction in cash used by accounts receivable and a $0.5 million reduction in cash used by accounts payable, partially offset by a $0.3 million increase in cash used by the Company’s net loss adjusted for non-cash charges/credits recorded in income, such as depreciation, amortization, stock based compensation and bad debt expense and a $0.3 million increase in cash used by deferred revenue as compared to the prior year period.

There was no cash used in investing activities in either the current or prior period.

Cash used in financing activities was $0.4 million during the three month periods ended March 31, 2011 and cash provided by financing activities was $0.4 million during the three months ended March 31, 2010. During the current period, the cash used in financing activities was due to repayments of the Company’s revolving line of credit as a result of the reduced collateral base. The cash provided by financing activities during the three months ended March 31, 2010 was due to additional borrowings under the Company’s revolving line of credit agreement with Access Capital.

The Company executed a revolving line of credit agreement in March 2008 with Access Capital, Inc. The Access Capital line of credit provides for borrowing up to a maximum of $3,500,000, based upon collateral availability, a 90% advance rate against eligible accounts receivable, has a three year term, and an interest rate of prime (which was 3.25% as of March 31, 2011) plus 2.75% prior to a default, but 18% upon default. The Company must comply with a minimum working capital covenant which requires the Company to maintain minimum monthly working capital of $400,000. The Company was not in compliance with this requirement as of June 30, 2008 and remains in default as of March 31, 2011. Additionally, during the third year of the three year term the Company must maintain an average minimum monthly borrowing of $2,500,000. The Company must also pay an annual facility fee equal to 1% of the maximum available under the facility and a $1,750 per month collateral management fee. Further debt incurred by the Company may need to be subordinated to Access Capital, Inc. Although the Company remained in default with respect to the Access Capital Loan and Security Agreement, in January 2010 Access Capital agreed to reduce the interest rate to be charged on revolving line of credit borrowings from 18% to 12% per annum.

There are currently no material commitments for capital expenditures.

As of March 31, 2011 and December 31, 2010, the Company had accounts receivable due from LEC of approximately $0.3 million and $0.2 million, respectively. There are no known collection problems with respect to LEC.

For the three months ended March 31, 2011 and 2010, we invoiced LEC $0.4 million and $0.5 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of March 31, 2011:

Lender	Type of facility	Outstanding as of March 31, 2011 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$2,028,302	$230,023
TAG Virgin Islands, Inc. Investors – due April 30, 2012	Convertible Promissory Notes	$500,000	$-
Glenn Peipert	Promissory Note	$101,000	$-

TOTAL		$2,629,302	$230,023

 Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of March 31, 2011

TAG Virgin Islands, Inc. Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

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

The Company did not have sufficient cash or available shares to redeem the Series A Preferred on the February 1, 2011 redemption date and, as a result, is in default with respect to the redemption of this security as of the date of this filing. The Company expects to, at its next annual meeting of shareholders, propose to the Company’s stockholders an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock in an amount as to allow the Company to pay the redemption price in shares of Common Stock.  If and when such a proposal is approved by the Company’s shareholders, the Company expects to redeem the Series A Preferred with shares of Common Stock. Until the Company pays the redemption price of the Series A Preferred, holders of the Series A Preferred will continue to receive dividends in the amount of 5% per annum as set forth in the Certificate of Designations.

New Accounting Standards

In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of revenue recognition. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. Adoption of this amendment did not have a significant effect on our financial statements.

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

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 continues to be ineffective as of March 31, 2011. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

During the first quarter of 2011, the Company implemented a new project accounting module within its Microsoft Dynamics accounting system. This implementation has required changes to the billing and accounts payable processes within the Company. These changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2011, the Company has a claim pending in the Superior Court of New Jersey Law Division-Civil Part, Morris County, in which the Company sued National Digital Medical Archive, Inc. (hereinafter “Defendant” or “NDMA”), for services rendered to NDMA by the Company in 2009.  This case arises out of NDMA's failure to pay the Company approximately $0.4 million pursuant to a Professional Services Agreement, dated August 13, 2008, between CSI and NDMA (hereinafter the “Agreement”), and the Agreement’s two accompanying Statements of Work, dated June 12, 2008 and August 29, 2008, that were time and materials based projects (hereinafter collectively with the Agreement referred to as the “SOWs”).  NDMA interposed an answer and asserted multiple affirmative defenses and counterclaimed against the Company for approximately $4.5 million based on the Company’s alleged non-performance under the SOWs and for approximately $3.8 million for unjust enrichment which is pled in the alternative.  Discovery has just started in this case. A mediation is scheduled for late May 2011.  A trial in this action will not occur until the fall of 2011.  The Company believes it has meritorious claims for non-payment pending against NDMA and the Company will also vigorously defend against NDMA's counterclaims.

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