Form 10-Q
period 2011-06-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2011-08-15
CIK 934306

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2011
Common Stock, $0.001 par value per share	139,048,931 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and six months ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$9,498	$285,762
Accounts receivable, net	2,359,749	3,108,506
Accounts receivable from related parties, net	403,507	211,179
Prepaid expenses	119,909	54,628
Costs in excess of billings	141,803	-
TOTAL CURRENT ASSETS	3,034,466	3,660,075

PROPERTY AND EQUIPMENT, at cost, net	5,385	6,798

OTHER ASSETS	30,419	86,576

Total Assets	$3,070,270	$3,753,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$2,228,150	$2,395,233
Accounts payable and accrued expenses	2,029,558	1,547,064
Series A redeemable convertible preferred stock	1,900,000	1,868,331
Deferred revenue	64,501	514,262
Short term notes payable	693,595	99,408
TOTAL CURRENT LIABILITIES	6,915,804	6,424,298

Long-term debt, net of current portion	-	500,000
Total liabilities	6,915,804	6,924,298

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
130,519,069 and 128,475,087 issued at June 30, 2011 and December 31, 2010, respectively	130,519	128,475
Series B convertible preferred stock, 20,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,352,883	1,352,883
Additional paid in capital	68,196,570	68,165,281
Treasury stock, at cost, 1,145,382 shares in treasury as of June 30, 2011 and December 31, 2010, respectively	(423,869)	(423,869)
Accumulated deficit	(73,101,637)	(72,393,619)
Total Stockholders' Deficit	(3,845,534)	(3,170,849)

Total Liabilities and Stockholders' Deficit	$3,070,270	$3,753,449

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
(Unaudited)

	For the three months ended		For the six months ended
	2011	2010	2011	2010

REVENUE:
Services	$3,137,254	$3,956,413	$6,078,092	$8,260,762
Related party services	603,336	474,390	980,352	936,135
Reimbursable expenses	124,716	153,508	216,900	345,247
Other	42,275	63,500	92,860	82,500
	3,907,581	4,647,811	7,368,204	9,624,644
COST OF REVENUE:
Services	2,205,712	2,722,360	4,533,511	5,930,406
Related party services	524,673	418,262	864,689	849,260
Consultant expenses	135,015	154,000	239,516	365,560
	2,865,400	3,294,622	5,637,716	7,145,226
GROSS PROFIT	1,042,181	1,353,189	1,730,488	2,479,418

OPERATING EXPENSES
Selling and marketing	405,239	631,835	959,440	1,317,491
General and administrative	528,827	667,730	1,208,424	1,401,884
Depreciation and amortization	9,009	23,099	27,759	47,481
	943,075	1,322,664	2,195,623	2,766,856
INCOME (LOSS) FROM OPERATIONS	99,106	30,525	(465,135)	(287,438)

OTHER EXPENSE
Interest expense, net	(95,980)	(94,765)	(242,883)	(193,912)
	(95,980)	(94,765)	(242,883)	(193,912)
INCOME (LOSS) BEFORE INCOME TAXES	3,126	(64,240)	(708,018)	(481,350)
INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	3,126	(64,240)	(708,018)	(481,350)
Accretion of issuance costs associated with convertible preferred stock	-	(95,000)	-	(190,000)
Dividends on convertible preferred stock	(21,250)	(45,000)	(42,500)	(90,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,124)	$(204,240)	$(750,518)	$(761,350)

Basic and diluted loss per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares used to compute net income (loss) per common share:
Basic and diluted	129,368,861	123,570,367	129,317,189	123,470,726

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708,018)	$(481,350)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	7,057	18,023
Amortization of deferred financing costs	20,702	29,459
Accretion of convertible preferred stock discount and beneficial conversion feature	31,669	-
Stock based compensation	-	16,134
Increase (decrease) in allowance for doubtful accounts	(8,082)	15,247
Changes in operating assets and liabilities:
Decrease in accounts receivable	739,535	1,160,788
Increase in accounts receivable from related parties	(175,024)	(26,385)
(Increase) decrease in prepaid expenses and other assets	(171,628)	10,936
Increase (decrease) in accounts payable and accrued expenses	519,836	(401,166)
(Decrease) increase in deferred revenue	(449,761)	53,418
Net cash (used in) provided by operating activities	(193,714)	395,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,644)	-
Net cash used in investing activities	(5,644)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under the line of credit	(167,083)	(484,269)
Borrowings under short term notes payable	100,000	-
Principal payments on short term notes	(9,823)
Net cash used in financing activities	(76,906)	(484,269)

NET DECREASE IN CASH	(276,264)	(89,165)
CASH, beginning of period	285,762	96,957

CASH, end of period	$9,498	$7,792

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$159,296	$190,191
Common stock issued in payment of preferred stock dividends	75,833	90,000

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, in conformity with US generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q, and are unaudited. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 23, 2011, and other reports filed with the Securities and Exchange Commission.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At June 30, 2011, receivables related to Bank of America and Leading Edge Communications (“LEC”), a related party, comprised approximately 48.3% and 14.7% of the Company’s accounts receivable balance, respectively. At December 31, 2010, receivables related to Bank of America and PNC Bank comprised approximately 25.3% and 33.5% of the Company’s accounts receivable balance, respectively.

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

Prior to recording its income tax liability, the Company makes a determination as to whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, the tax position is measured to determine the amount to recognize in the financial statements. At June 30, 2011 and December 31, 2010, the Company has no unrecognized tax benefits. As of June 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 2 - Liquidity Issues and Going Concern

The Company has incurred a $708,018 net loss for the six months ended June 30, 2011 and a loss of $771,753 for the year ended December 31, 2010. The Company has incurred significant losses during the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $73.1 million at June 30, 2011. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict whether we will become profitable or if our profitability levels will be sufficient to sustain the Company. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 As of June 30, 2011, the Company had a cash balance of approximately $9,498, compared to $285,762 at December 31, 2010, and a working capital deficiency of $3.9 million.

On April 6, 2011, Access Capital, Inc. (“Access Capital”) and the Company entered into an amendment to the Loan and Security Agreement, dated as of March 31, 2008.  The Amended agreement continues to provide the Company with a revolving line of credit of up to a maximum of $3,500,000, based upon collateral availability, and has a 90% advance rate against eligible accounts receivable.  The amendment provides for a three year term and has a base interest rate of prime plus 8.75% and provides for interest rate reductions based upon the Company’s achievement of cash flow goals. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Line of Credit.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which was redeemable for cash or common stock at the Company’s option on February 6, 2011. The Company did not have sufficient cash or available shares to redeem the Series A Preferred and, as a result, is in default with respect to the redemption of this security as of the date of this filing. The Company expects to, at its next annual meeting of shareholders, propose to the Company’s stockholders an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock in an amount as to allow the Company to pay the redemption price in shares of Common Stock.  If and when such a proposal is approved by the Company’s shareholders, the Company expects to redeem the Series A Preferred with shares of Common Stock. Until the Company pays the redemption price of the Series A Preferred, holders of the Series A Preferred will continue to receive dividends in the amount of 5% per annum as set forth in the Certificate of Designations.

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

Note 3 –New Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company will be the fiscal year that begins on January 1, 2012. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

Note 4 - Line of credit

On April 6, 2011, Access Capital, Inc. (“Access Capital”) and the Company entered into an amendment to the Loan and Security Agreement, dated as of March 31, 2008.  Under the original Loan and Security Agreement, Access Capital provided the Company with a revolving line of credit of up to a maximum of $3,500,000, based upon collateral availability, and has a 90% advance rate against eligible accounts receivable.  The line of credit was for a three year term and had a base interest rate of prime plus 2.75% and a default rate of 18%.

Under the Amended Loan and Security Agreement, Access Capital continues to provide the Company with a revolving line of credit of up to a maximum of $3,500,000, based upon collateral availability, and has a 90% advance rate against eligible accounts receivable and has a three year term. The line of credit has a base interest rate of prime plus 8.75% and provides for interest rate reductions based upon the Company’s achievement of cash flow goals. The interest rate is reduced by between 0.50% and 3.00% based upon the Company’s achievement of positive cumulative cash flow of between $250,000 and $1,500,000. The default interest rate is 3% above the applicable rate at the time of the default. Customer payments continue to be made directly to Access Capital.

Also under the amended agreement, the Company is required to maintain positive Cash Flow, as defined, on up to a rolling six month basis. Starting April, 2011, the end of each month (each a “Test Date”), the Company is required to maintain positive Cash Flow for the period ending on the Test Date, commencing from the later of (i) April 1, 2011 or (ii) six months prior to the Test Date.  For example, on September 30, 2011, the Company is required to maintain positive Cash Flow for the period from April 1, 2011 to September 30, 2011. On November 30, 2011, the Company would be required to maintain positive Cash Flow for the period ending June 1, 2011 to November 30, 2011. As of June 30, 2011, the Company’s cumulative cash flow under this covenant is approximately $96,105.

As of June 30, 2011, $2.2 million was outstanding under this line of credit and approximately $355,000 was available.

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

The following summarizes the stock option transactions during 2011:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2010	3,997,999	$0.80
Options granted	-	-
Options exercised	-	-
Options canceled	(826,333)	0.55
Options outstanding at June 30, 2011	3,171,666	$0.86

The following table summarizes information concerning outstanding and exercisable Company common stock options at June 30, 2011:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	940,000	$0.250	5.3	940,000	$0.250
$0.46-$0.60	1,000,000	0.461	4.5	1,000,000	0.460
$0.83	691,000	0.830	4.4	691,000	0.830
$2.475-$3.45	540,666	2.711	2.8	540,666	2.711
	3,171,666			3,171,666

The Company recorded zero and $19,909 and zero and $16,134 of expense related to stock options which vested during the three and six months ended June 30, 2011 and 2010, respectively.

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

Basic and diluted loss per share was determined as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net loss attributable to common stockholders	$(18,124)	$(204,240)	$(750,518)	$(761,350)
Weighted average outstanding shares of common stock	129,368,861	123,570,367	129,317,189	123,470,726

Basic and diluted income (loss) per common share:
Net loss per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

For the three and six month periods ended June 30, 2011 and 2010, 3,171,666 shares and 4,447,999 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 66,172,151 warrants and 36,596 options which were issued prior to June 30, 2011 and 2010, respectively, and outstanding as of June 30, 2011, were excluded from the calculation of diluted loss per share for the three month periods ended June 30, 2011 and 2010, as appropriate, because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 16,666,667 shares of common stock underlying the $500,000 convertible line of credit note to TAG Virgin Islands, Inc. as of June 30, 2011 and 2010, 145,170,038 shares underlying the Series A redeemable convertible preferred stock and 4,000,000 shares underlying the Series B convertible preferred stock.

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

Note 8 - Major Customers

During the three months ended June 30, 2011, the Company had sales relating to three major customers, Bank of America, LEC, a related party, and Boston Scientific comprising 35.6%, 15.6% and 10.6% of revenues, respectively, and totaling approximately $1,391,934, $608,506 and $412,466, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,958,385 at June 30, 2011. As of June 30, 2011, receivables related to services performed for Bank of America, LEC and Boston Scientific accounted for approximately 48.3%, 14.7% and 7.9% of the Company’s accounts receivable balance, respectively.

During the six months ended June 30, 2011, the Company had sales relating to two major customers, Bank of America and LEC, a related party, comprising 34.7% and 13.4% of revenues, respectively, and totaling approximately $2,553,948 and $985,522, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,740,577 at June 30, 2011. As of June 30, 2011, receivables related to Bank of America and LEC accounted for approximately 48.3% and 14.7% of the Company’s accounts receivable balance, respectively.

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

Note 9 - Commitments and Contingencies

 Legal Proceedings

As of June 30, 2011, the Company has a claim pending in the Superior Court of New Jersey Law Division-Civil Part, Morris County, in which the Company sued National Digital Medical Archive, Inc. (hereinafter “Defendant” or “NDMA”), for services rendered to NDMA by the Company in 2009.  This case arises out of NDMA's failure to pay the Company approximately $0.4 million pursuant to a Professional Services Agreement, dated August 13, 2008, between CSI and NDMA (hereinafter the “Agreement”), and the Agreement’s two accompanying Statements of Work, dated June 12, 2008 and August 29, 2008, that were time and materials based projects (hereinafter collectively with the Agreement referred to as the “SOWs”).  NDMA interposed an answer and asserted multiple affirmative defenses and counterclaimed against the Company for approximately $4.5 million based on the Company’s alleged non-performance under the SOWs and for approximately $3.8 million for unjust enrichment which is pled in the alternative.  A mediation was held in May 2011 and the case was not settled during the mediation.  Discovery has just started and a trial in this action is not expected to occur until the fall of 2011.  The Company believes it has meritorious claims for non-payment pending against NDMA and the Company will also vigorously defend against NDMA's counterclaims. Although the ultimate outcome cannot presently be determined, in management’s opinion, after consultation with its legal counsel, the likelihood of a material adverse outcome is not considered probable.

Lease Commitments

Future minimum lease payments due under all operating lease agreements as of June 30, 2011 are as follows:

Years Ending June 30	Office

2012	$147,373
2013	141,873
2014	141,873
2015	70,937
Thereafter	-
$502,056

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015.  The Company leases approximately 9,137 square feet of office space in this facility. Monthly rent with respect to our East Hanover, New Jersey facility for the period beginning January 1, 2011 and ending December 31, 2015 is $11,822.75. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  The Company has also rented office space from HQ Global Workplaces, LLC at 401 North Tryon Street, Charlotte, North Carolina 28202, where it operates under a one year lease agreement expiring December 31, 2011. The monthly rent for this space is approximately $625. The Company notified the landlord of its intent to vacate the office space in April 2011.

Note 10 - Related Party Transactions

Refer to footnote 8 for the related party transaction disclosure as a major customer.

As of June 30, 2011, the balance outstanding with respect to the loan from Glenn Peipert, our former Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum.

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three		Selected Statement of Operations Data for the six
	months ended June 30,		months ended June 30,
	2011	2010	2011	2010

Net revenue	$3,907,581	$4,647,811	$7,368,204	$9,624,644
Gross profit	1,042,181	1,353,189	1,730,488	2,479,418
Net income (loss)	3,126	(64,240)	(708,018)	(481,350)
Net loss attributable to common stockholders	(18,124)	(204,240)	(750,518)	(761,350)
Basic and diluted income (loss) per common share:
Net loss per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

	Selected Statement of Financial Position Data as of
	June 30, 2011	December 31, 2010

Working capital deficiency	$(3,881,338)	$(2,764,223)
Total assets	3,070,270	3,753,449
Total stockholders' deficit	(3,845,534)	(3,170,849)

Three and Six Months Ended June 30, 2011 and 2010

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $3.9 million and $7.4 million for the three and six months ended June 30, 2011, respectively, decreased by $0.7 million, or 15.9%, and $2.2 million, or 23.4%, as compared to revenue of $4.6 million and $9.6 million for the three and six months ended June 30, 2010, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence/data warehousing and data management. The chart below reflects revenue by line of business for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011		2010
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,518,056	38.8%	$1,340,299	28.8%
Business Intelligence / Data Warehousing	1,619,198	41.4%	2,616,114	56.3%
Data Management	603,336	15.4%	474,390	10.2%
Reimbursable expenses	124,716	3.2%	153,508	3.3%
Other	42,275	1.1%	63,500	1.4%
	$3,907,581	100.0%	$4,647,811	100.0%

	For the six months ended June 30,
	2011		2010
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$2,800,912	38.0%	$2,818,406	29.3%
Business Intelligence / Data Warehousing	3,277,180	44.5%	5,442,356	56.5%
Data Management	980,352	13.3%	936,135	9.7%
Reimbursable expenses	216,900	2.9%	345,247	3.6%
Other	92,860	1.3%	82,500	0.9%
	$7,368,204	100.0%	$9,624,644	100.0%

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

           Strategic consulting revenue of $1.5 million, or 38.8% of total revenue, for the three months ended June 30, 2011 increased by $0.2 million, or 13.3%, as compared to revenue of $1.3 million, or 28.8% of total revenue, for the three months ended June 30, 2010. This increase is primarily due to a $0.8 million increase in revenue related to Bank of America during the current period as compared to the prior year. This increase was partially offset by a $0.6 million reduction in revenue related to a project at PNC Bank that began in April 2009 and concluded in third quarter of 2010. For the three month period ended June 30, 2011, in the strategic consulting line of business, there was a 23.8% increase in average consultant headcount, a 38.2% increase in billable hours and a 5.0% increase in utilization. The average bill rate decreased 20.2% as compared to the prior year.

Strategic consulting revenue of $2.8 million, or 38.0% of total revenue, for the six months ended June 30, 2011 remained unchanged as compared to revenue of $2.8 million, or 29.3% of total revenue, for the six months ended June 30, 2010. During the six month period ended June 30, 2011, revenue from Bank of America increased $1.4 million as compared to the prior year period. However, this increase was offset by a $1.2 million reduction in revenue related to a project at PNC Bank that began in April 2009 and concluded in third quarter of 2010. Additionally, revenue declined by $0.2 million related to prior year projects with several other clients that completed prior to the current period. For the six months ended June 30, 2011, in the strategic consulting line of business, there was a 14.6% increase in average consultant headcount, a 31.8% increase in billable hours and a 14.9% increase in utilization. The average bill rate decreased 27.3% as compared to the prior year.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $1.6 million, or 41.4% of total revenue, for the three months ended June 30, 2011 decreased by $1.0 million, or 38.1%, as compared to revenue of $2.6 million, or 56.3% of total revenue, for the three months ended June 30, 2010. This decrease is primarily due to a $0.8 million reduction in revenue related to prior year projects that completed in the prior period and a $1.0 million decrease in revenue related to projects that continued from the prior year. These revenue reductions were partially offset by $0.8 million of new project revenue obtained during the quarter. Overall, the BI/DW line of business had a 44.6% decrease in average consultant headcount and a 39.3% decrease in billable hours. The average bill rate increased during the current period by 7.1% and the utilization rate increased by 9.3% during the current period as compared to the prior year.

Business intelligence/data warehousing (“BI/DW”) revenue of $3.3 million, or 44.5% of total revenue, for the six months ended June 30, 2011 decreased by $2.1 million, or 39.8%, as compared to revenue of $5.4 million, or 56.5% of total revenue, for the six months ended June 30, 2010. This decrease is primarily due to a $2.0 million reduction in revenue related to prior year projects that completed in the prior period and a $1.4 million decrease in revenue related to projects that continued from the prior year. These revenue reductions were partially offset by $1.2 million of new project revenue obtained during the quarter. Overall, the BI/DW line of business had a 44.4% decrease in average consultant headcount, a 37.8% decrease in billable hours and the average bill rate decreased by 0.1%. The utilization rate increased by 4.3% during the current period as compared to the prior year.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.6 million, or 15.4% of total revenue, for the three months ended June 30, 2011 increased by $0.1 million, or 27.2%, as compared to revenue of $0.5 million, or 10.2% of total revenue, for the three months ended June 30, 2010. The revenue for the quarter increased as compared to the prior year due to work obtained for a new client during the current period. The data management line of business experienced a 2.0% decrease in billable hours, a 16.6% decrease in the utilization rate, a 32.1% increase in the average bill rate and a 43.8% increase in average headcount during the current period.

Data management revenue of $1.0 million, or 13.3% of total revenue, for the six months ended June 30, 2011 increased by $0.1 million, or 4.7%, as compared to revenue of $0.9 million, or 9.7% of total revenue, for the six months ended June 30, 2010. The revenue for the six month period ended June 30, 2011 increased as compared to the prior year due to work obtained for a new client during the current period. The data management line of business experienced a 12.1% decrease in billable hours, a 15.9% decrease in the utilization rate, an 18.5% increase in the average bill rate and a 20.0% increase in average headcount during the current period.

Cost of revenue

           Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $2.9 million, or 73.3% of revenue, and $5.6 million, or 76.5% of revenue, for the three and six months ended June 30, 2011, respectively, representing a decrease of $0.4 million, or 13.0%, and $1.5 million, or 21.1%, as compared to $3.3 million, or 70.9% of revenue, and $7.1 million, or 74.2% of revenue, for the three and six months ended June 30, 2010, respectively.

           Cost of services was $2.2 million, or 70.3% of services revenue for the three months ended June 30, 2011, representing a decrease of $0.5 million, or 19.0%, as compared to $2.7 million, or 68.8% of services revenue for the three months ended June 30, 2010. Cost of services decreased during the three months ended June 30, 2011, as compared to the prior year, primarily due to a decrease in services revenue during the period, accounting for a $0.5 million decrease in cost of services. The Company had an average of 58 consultants in the current period and 77 in the prior year period, resulting in a 24.7% decrease in consultant headcount.

Cost of services was $4.5 million, or 74.6% of services revenue for the six months ended June 30, 2011, representing a decrease of $1.4 million, or 23.6%, as compared to $5.9 million, or 71.8% of services revenue for the six months ended June 30, 2010. Cost of services decreased during the six months ended June 30, 2011, as compared to the prior year, primarily due to a decrease in services revenue during the period, however, higher margin prior year projects that were a significant component of the prior year revenues were completed and were replaced with business generating a lower profit margin in the current period. As a result, the cost of services as a percentage of services revenue increased by 2.8% points, from 71.8% in the prior year to 74.6% in the current period. The Company had an average of 60 consultants in the current period and 83 in the prior year period, resulting in a 27.7% decrease in consultant headcount.

Cost of related party services was $0.5 million, or 87.0% of related party services revenue, for the three months ended June 30, 2011, representing an increase of $0.1 million, or 25.4%, as compared to $0.4 million, or 88.2% of related party services revenue, for the three months ended June 30, 2010. The increase in the cost of related party services for the current period results from the increase in related party revenue during the period. The Company had an average of 19 consultants performing services for the related party in the current period and 16 in the prior year period, resulting in an 18.8% increase in average consultant headcount.

Cost of related party services was $0.9 million, or 88.2% of related party services revenue, for the six months ended June 30, 2011, representing an increase of $0.1 million, or 1.8%, as compared to $0.8 million, or 90.7% of related party services revenue, for the six months ended June 30, 2010. The increase in the cost of related party services for the current period results from the increase in related party revenue during the period. The Company had an average of 16 consultants performing services for the related party in the current period and 15 in the prior year period, resulting in a 6.7% increase in consultant headcount.

Gross profit

Gross profit was $1.0 million, or 26.7% of revenue, and $1.7 million, or 23.5% of revenue, for the three and six months ended June 30, 2011, respectively, representing a decrease of $0.4 million, or 23.0%, and $0.8 million, or 30.2%, as compared to $1.4 million, or 29.1% of revenue, and $2.5 million, or 25.8% of revenue, for the three and six months ended June 30, 2010, respectively.

           Gross profit from services was $0.9 million, or 29.7% of services revenue, for the three months ended June 30, 2011, representing a decrease of $0.3 million from the prior year’s gross profit from services of $1.2 million, or 31.2% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from services was $1.5 million, or 25.4% of services revenue, for the six months ended June 30, 2011, representing a decrease of $0.8 million from the prior year’s gross profit from services of $2.3 million, or 28.2% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $78,663, or 13.0% of related party services revenue for the three months ended June 30, 2011, representing an increase of $22,535 from the prior year’s gross profit of $56,128, or 11.8% of related party services revenue for the three months ended June 30, 2010. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $115,663, or 11.8% of related party services revenue for the six months ended June 30, 2011, representing an increase of $28,788 from the prior year’s gross profit of $86,875, or 9.3% of related party services revenue for the six months ended June 30, 2010. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

           Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.4 million, or 10.4% of revenue, and $1.0 million, or 13.0% of revenue, for the three and six months ended June 30, 2011, respectively, decreasing by $0.2 million, or 35.9%, and $0.3 million, or 27.2%, as compared to $0.6 million, or 13.6% of revenue, and $1.3 million, or 13.7% of revenue, for the three and six months ended June 30, 2010, respectively.

Selling and marketing expense decreased by $0.2 million for the three month period ended June 30, 2011, as compared to the prior year, primarily due to a $0.2 million reduction in payroll and payroll related expenses primarily due to a reduction in headcount, and reduced travel and costs of subscribing to recruiting databases.

Selling and marketing expense decreased by $0.3 million for the six month period ended June 30, 2011, as compared to the prior year, primarily due to a $0.3 million reduction in payroll and payroll related expenses primarily due to a reduction in headcount, and reduced travel, rent expense, costs of subscribing to recruiting databases and trade show expense.

General and administrative

 General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.5 million, or 13.5% of revenue, and $1.2 million, or 16.4% of revenue, for the three and six months ended June 30, 2011, declining $0.2 million, or 20.8%, and $0.2 million, or 13.8%, as compared to $0.7 million, or 14.4% of revenue, and $1.4 million, or 14.6% of revenue, for the three and six months ended June 30, 2010.

General and administrative expense decreased by $0.2 million for the three month period ended June 30, 2011, as compared to the prior year, primarily due to a $0.2 million reduction in payroll and payroll related expense, liability insurance costs, travel and rent expense.

General and administrative expense decreased by $0.2 million for the six month period ended June 30, 2011, as compared to the prior year, primarily due to a $0.1 million reduction in payroll and payroll related expense and a $0.1 million in various expense categories including professional fees, training and seminars, utilities, and bad debt expense.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Depreciation and amortization expenses were $9,009 and $27,759 for the three and six months ended June 30, 2011 and $23,099 and $47,481 for the three and six months ended June 30, 2010, respectively.

Other income (expense)

Interest expense was $95,980 and $242,883 during the three and six months ended June 30, 2011, respectively, and was $94,765 and $193,912 for the three and six months ended June 30, 2010, respectively. Interest expense increased by $48,971 during the six month period ended June 30, 2011 as compared to the prior year period primarily due to a $79,169 reclassification of the accretion of issuance costs and the dividends related to the Series A convertible preferred stock to interest expense. This increase was partially offset by a $31,280 reduction in interest expense on the Access Capital line of credit which was due to lower loan balances in the current period as compared to the prior year.

Liquidity and Capital Resources

The Company has incurred a $708,018 net loss for the six months ended June 30, 2011 and a loss of $771,753 for the year ended December 31, 2010. The Company has incurred significant losses during the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008, and had an accumulated deficit of $73.1 million at June 30, 2011. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past, and there is no assurance that it will be able to do so in the future. Due to this history of losses and operating cash consumption, we cannot predict whether we will become profitable or if our profitability levels will be sufficient to sustain the Company. These factors raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

    As of June 30, 2011, the Company had a cash balance of approximately $9,498, compared to $285,762 at December 31, 2010, and a working capital deficiency of $3.9 million.

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

Also under the Amended Loan and Security Agreement, the Company would not be required to meet certain working capital amounts, but rather, the Company is required to maintain positive Cash Flow on up to a rolling six month basis. Starting April, 2011, the end of each month (each a “Test Date”), the Company is required to maintain positive Cash Flow for the period ending on the Test Date, and commencing from the later of (i) April 1, 2011 or (ii) six months prior to the Test Date.  For example, on September 30, 2011, the Company is required to maintain positive Cash Flow for the period from April 1, 2011 to September 30, 2011. On November 30, 2011, the Company would be required to maintain positive Cash Flow for the period ending June 1, 2011 to November 30, 2011. As of June 30, 2011, the Company’s cumulative cash flow under this covenant is approximately $96,105.

In February 2006, the Company issued Series A Preferred Stock, in the amount of $1,900,000, which was redeemable for cash or common stock at the Company’s option on February 6, 2011. The Company did not have sufficient cash or available shares to redeem the Series A Preferred and, as a result, is in default with respect to the redemption of this security as of the date of this filing. The Company expects to, at its next annual meeting of shareholders, propose to the Company’s stockholders an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock in an amount as to allow the Company to pay the redemption price in shares of Common Stock.  If and when such a proposal is approved by the Company’s shareholders, the Company expects to redeem the Series A Preferred with shares of Common Stock. Until the Company pays the redemption price of the Series A Preferred, holders of the Series A Preferred will continue to receive dividends in the amount of 5% per annum as set forth in the Certificate of Designations.

The Company’s working capital deficit was $3.9 million as of June 30, 2011 which represented a $1.1 million increase in the working capital deficit when compared to the working capital deficit of $2.8 million as of December 31, 2010. The $1.1 million increase in the working capital deficit is due to a $0.4 million reduction in accounts receivable and prepaid expenses, a $0.6 million increase in short term notes payable, a $0.5 million increase in accounts payable and accrued expenses and a $0.3 million reduction in cash, which was partially offset by a $0.2 million reduction in the Access Capital line of credit balance, a $0.4 million reduction in deferred revenue and a $0.1 million increase in costs in excess of billings. The reductions in accounts receivable and the Access Capital line of credit balance are due to $0.7 million of reduced revenues during the six months ended June 30, 2011 as compared to the six months ended December 31, 2010. The $0.6 million increase in short term notes payable is due to a reclassification of $0.5 million of long term debt to short term during the current period and $0.1 million of short term borrowings by the Company during the current period.

Cash used in operating activities during the six months ended June 30, 2011 was approximately $0.2 million compared to cash provided by operating activities of $0.4 million for the six months ended June 30, 2010. The $0.6 million increase in cash used in operating activities as compared to the prior year was primarily the result of a $0.5 million increase in cash used by accounts receivable, a $0.5 million reduction in deferred revenue, a $0.2 million increase in prepaid expenses and other assets and a $0.3 million increase in cash used by the Company’s net loss adjusted for non-cash charges/credits recorded in income, such as depreciation, amortization, stock based compensation and bad debt expense, partially offset by a $0.9 million increase in cash used by accounts payable.

Cash used in investing activities of $5,644 during the current period was for the purchase of computer equipment. There was no cash used in investing activities during the prior period.

Cash used in financing activities was $0.1 million during the six month period ended June 30, 2011 and cash used in  financing activities was $0.5 million during the six month period ended June 30, 2010. During the current period, the cash used in financing activities was due to $0.2 million of net repayments of the Company’s revolving line of credit as a result of the reduced collateral base, partially offset by $0.1 million of short term borrowings. The cash used in financing activities during the six month period ended June 30, 2010 was due to $0.5 million of net repayments under the Company’s revolving line of credit agreement with Access Capital.

As of June 30, 2011, $2.2 million was outstanding under this line of credit and approximately $355,000 was available.

There are currently no material commitments for capital expenditures.

As of June 30, 2011 and December 31, 2010, the Company had accounts receivable due from LEC of approximately $0.4 million and $0.2 million, respectively. There are no known collection problems with respect to LEC.

For the three and six months ended June 30, 2011 and 2010, we invoiced LEC $0.6 million and $0.5 million and $1.0 million and $0.9 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of June 30, 2011:

Lender	Type of facility	Outstanding as of June 30, 2011 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$2,228,150	$355,064
TAG Virgin Islands, Inc. Investors – due April 30, 2012	Convertible Promissory Notes	$500,000	$-
Glenn Peipert	Promissory Note	$103,418	$-
Hendry, Sodano, Radel Associates	Promissory Notes	$90,177

TOTAL		$2,921,745	$355,064

 Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of June 30, 2011

TAG Virgin Islands, Inc. Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

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

New Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company will be the fiscal year that begins on January 1, 2012. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

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

Item 4. Controls and Procedures

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

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 continues to be ineffective as of June 30, 2011. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2011, the Company has a claim pending in the Superior Court of New Jersey Law Division-Civil Part, Morris County, in which the Company sued National Digital Medical Archive, Inc. (hereinafter “Defendant” or “NDMA”), for services rendered to NDMA by the Company in 2009.  This case arises out of NDMA's failure to pay the Company approximately $0.4 million pursuant to a Professional Services Agreement, dated August 13, 2008, between CSI and NDMA (hereinafter the “Agreement”), and the Agreement’s two accompanying Statements of Work, dated June 12, 2008 and August 29, 2008, that were time and materials based projects (hereinafter collectively with the Agreement referred to as the “SOWs”).  NDMA interposed an answer and asserted multiple affirmative defenses and counterclaimed against the Company for approximately $4.5 million based on the Company’s alleged non-performance under the SOWs and for approximately $3.8 million for unjust enrichment which is pled in the alternative.  Discovery has just started in this case. A mediation was held in May 2011. The case was not settled during the mediation.  A trial in this action will not occur until the fall of 2011.  The Company believes it has meritorious claims for non-payment pending against NDMA and the Company will also vigorously defend against NDMA's counterclaims.

 Item 6. Exhibits

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Conversion Services International, Inc.

Date: August 15, 2011	By:	/s/ Lori Cohen
Lori Cohen President and Chief Executive Officer