Form 10-Q
period 2011-09-30
CONVERSION SERVICES INTERNATIONAL INC
filed 2011-11-14
CIK 934306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2011
Common Stock, $0.001 par value per share	149,705,719 shares

CONVERSION SERVICES INTERNATIONAL, INC.

FORM 10-Q

For the three and nine months ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$13,050	$285,762
Accounts receivable, net	2,344,299	3,108,506
Accounts receivable from related parties, net	359,446	211,179
Prepaid expenses	87,169	54,628
Costs in excess of billings	306,826	-
TOTAL CURRENT ASSETS	3,110,790	3,660,075

PROPERTY AND EQUIPMENT, at cost, net	17,814	6,798

OTHER ASSETS	30,419	86,576

Total Assets	$3,159,023	$3,753,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Line of credit	$2,429,789	$2,395,233
Accounts payable and accrued expenses	1,900,999	1,547,064
Series A redeemable convertible preferred stock	1,900,000	1,868,331
Deferred revenue	81,624	514,262
Short term notes payable	655,965	99,408
TOTAL CURRENT LIABILITIES	6,968,377	6,424,298

Long-term debt, net of current portion	-	500,000
Total liabilities	6,968,377	6,924,298

Convertible preferred stock, $0.001 par value, $100 stated value, 20,000,000 shares authorized

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
140,222,647 and 128,475,087 issued at September 30, 2011 and December 31, 2010, respectively	140,223	128,475
Series B convertible preferred stock, 20,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,352,883	1,352,883
Additional paid in capital	68,248,533	68,165,281
Treasury stock, at cost, 1,145,382 shares in treasury as of September 30, 2011 and December 31, 2010, respectively	(423,869)	(423,869)
Accumulated deficit	(73,127,124)	(72,393,619)
Total Stockholders' Deficit	(3,809,354)	(3,170,849)

Total Liabilities and Stockholders' Deficit	$3,159,023	$3,753,449

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	For the three months ended		For the nine months ended
	2011	2010	2011	2010

REVENUE:
Services	$3,208,005	$3,168,908	$9,286,097	$11,429,670
Related party services	545,612	411,941	1,525,964	1,348,076
Reimbursable expenses	109,127	119,587	326,027	464,834
Other	84,000	87,109	176,860	169,609
	3,946,744	3,787,545	11,314,948	13,412,189
COST OF REVENUE:
Services	2,294,189	2,212,762	6,827,700	8,143,168
Related party services	455,831	350,342	1,320,520	1,199,602
Consultant expenses	128,227	137,771	367,743	503,331
	2,878,247	2,700,875	8,515,963	9,846,101
GROSS PROFIT	1,068,497	1,086,670	2,798,985	3,566,088

OPERATING EXPENSES
Selling and marketing	409,808	561,858	1,369,248	1,879,349
General and administrative	572,938	604,971	1,781,362	2,006,855
Depreciation and amortization	10,012	22,179	37,771	69,660
	992,758	1,189,008	3,188,381	3,955,864
INCOME (LOSS) FROM OPERATIONS	75,739	(102,338)	(389,396)	(389,776)

OTHER EXPENSE
Interest expense, net	(101,226)	(212,436)	(344,109)	(406,348)
	(101,226)	(212,436)	(344,109)	(406,348)
LOSS BEFORE INCOME TAXES	(25,487)	(314,774)	(733,505)	(796,124)
INCOME TAXES	-	-	-	-

NET LOSS	(25,487)	(314,774)	(733,505)	(796,124)
Accretion of issuance costs associated with convertible preferred stock	-	-	-	(190,000)
Dividends on Series B convertible preferred stock	(21,250)	(21,250)	(63,750)	(111,250)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(46,737)	$(336,024)	$(797,255)	$(1,097,374)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Shares used in calculation of loss per share:
Basic and diluted	136,436,419	125,601,045	131,751,784	124,188,635

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(733,505)	$(796,124)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of leasehold improvements	8,316	25,473
Amortization of deferred financing costs	29,453	44,188
Accretion of convertible preferred stock discount and beneficial conversion feature	31,669	95,000
Dividends on Series A convertible preferred stock which are paid in common stock	71,250	23,750
Stock based compensation	-	16,134
Increase (decrease) in allowance for doubtful accounts	61,566	(74,048)
Changes in operating assets and liabilities:
Decrease in accounts receivable	690,243	1,759,040
(Increase) decrease in accounts receivable from related parties	(135,869)	3,644
(Increase) decrease in prepaid expenses and other assets	(312,662)	10,864
Increase (decrease) in accounts payable and accrued expenses	383,794	(287,821)
(Decrease) increase in deferred revenue	(432,638)	54,634
Net cash (used in) provided by operating activities	(338,383)	874,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,332)	-
Net cash used in investing activities	(19,332)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under the line of credit	34,556	(959,231)
Borrowings under short term notes payable	100,000	-
Principal payments on short term notes	(49,553)	-
Net cash provided by (used in) financing activities	85,003	(959,231)

NET DECREASE IN CASH	(272,712)	(84,497)
CASH, beginning of period	285,762	96,957

CASH, end of period	$13,050	$12,460

See Notes to Condensed Consolidated Financial Statements

CONVERSION SERVICES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

`	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$225,929	$273,165
Common stock issued in payment of preferred stock dividends	158,750	151,667
Common stock issued in payment of 2009 compensation	-	15,000

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, in conformity with US generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q, and are unaudited. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted by Securities and Exchange Commission rules over interim financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 23, 2011, and other reports filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method.

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for doubtful accounts, and as a consequence believes that its accounts receivable credit risk exposure beyond such allowances is limited. At September 30, 2011, receivables related to Bank of America and Leading Edge Communications (“LEC”), a related party, comprised approximately 50.7% and 13.7% of the Company’s accounts receivable balance, respectively. At December 31, 2010, receivables related to Bank of America and PNC Bank comprised approximately 25.3% and 33.5% of the Company’s accounts receivable balance, respectively.

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

Prior to recording its income tax liability, the Company makes a determination as to whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, the tax position is measured to determine the amount to recognize in the financial statements. At September 30, 2011 and December 31, 2010, the Company has no unrecognized tax benefits. As of September 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2011 financial statement presentation.

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

Note 2 - Liquidity Issues and Going Concern

The Company has incurred a $733,505 net loss for the nine months ended September 30, 2011 and a loss of $771,753 for the year ended December 31, 2010. The Company has incurred significant losses during the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008 and 2011, and had an accumulated deficit of $73.1 million at September 30, 2011.

During September 2011, the Company was notified by Bank of America that they would be terminating the assignments of 17, or approximately 23.9%, of the Company’s consultants on September 30, 2011. These 17 consultants generated approximately $300,000 in monthly revenue for the Company. Although management is attempting to mitigate the impact of the loss of the profit generated by these consultants through headcount and operating expense reductions, this may have a significant negative effect on the Company’s results of operations in the fourth quarter and future periods. Additionally, this revenue loss may impact the Company’s ability to meet its cash flow covenant requirement in fourth calendar quarter 2011.

During the upcoming 12 month period, the Company has significant cash flow requirements.  In addition to day-to-day operating cash requirements, the Company will need to provide cash flow of approximately $1,416,000 in order to pay approximately $700,000 of accounts payable that is past due as of September 30, 2011, and interest and debt payments of approximately $716,000 that are due to be paid during the next year.

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

As of September 30, 2011, the Company had a cash balance of approximately $13,050, compared to $285,762 at December 31, 2010, and a working capital deficiency of $3.9 million.

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

Also under the amended agreement, the Company is required to maintain positive Cash Flow, as defined, on up to a rolling six month basis. Starting April, 2011, the end of each month (each a “Test Date”), the Company is required to maintain positive Cash Flow for the period ending on the Test Date, commencing from the later of (i) April 1, 2011 or (ii) six months prior to the Test Date.  For example, on September 30, 2011, the Company is required to maintain positive Cash Flow for the period from April 1, 2011 to September 30, 2011. On November 30, 2011, the Company would be required to maintain positive Cash Flow for the period ending June 1, 2011 to November 30, 2011. As of September 30, 2011, the Company’s cumulative cash flow under this covenant is approximately $27,214.

As of September 30, 2011, $2.4 million was outstanding under this line of credit and approximately $181,000 was available.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, a significant customer provided the Company with a partial termination notice during September 2011. This could have a significant effect on the Company’s fourth quarter results of operations. As a result, the Company’s ability to meet the requirements of the cash flow covenant in the fourth quarter may be impacted.

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

The following summarizes the stock option transactions during 2011:

	Shares	Weighted average exercise price

Options outstanding at December 31, 2010	3,997,999	$0.80
Options granted	-	-
Options exercised	-	-
Options expired	(1,013,999)	0.65
Options outstanding at September 30, 2011	2,984,000	$0.85

The following table summarizes information concerning outstanding and exercisable Company common stock options at September 30, 2011:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable	Weighted average exercise price

$0.25-$0.30	850,000	$0.250	5.0	850,000	$0.250
$0.46-$0.60	1,000,000	0.460	4.3	1,000,000	0.460
$0.83	639,000	0.830	4.1	639,000	0.830
$2.475-$3.45	495,000	2.685	2.6	495,000	2.685
	2,984,000			2,984,000

The Company recorded zero expense related to stock options which vested during the three months ended September 30, 2011 and 2010. The Company recorded zero and $4,000 of expense related to stock options which vested during the nine months ended September 30, 2011 and 2010.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net loss attributable to common stockholders	$(46,737)	$(336,024)	$(797,255)	$(1,097,374)
Weighted average outstanding shares of common stock	136,436,419	125,601,045	131,751,784	124,188,635

Basic and diluted loss per common share:
Net loss per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

For the three and nine month periods ended September 30, 2011 and 2010, 2,984,000 shares and 4,222,999 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. Additionally, the effect of 64,095,680 warrants and 36,596 options which were issued prior to September 30, 2011 and 2010, respectively, and outstanding as of September 30, 2011, were excluded from the calculation of diluted loss per share for the three month periods ended September 30, 2011 and 2010, as appropriate, because the effect was antidilutive. Also excluded from the calculation of loss per share because their effect was antidilutive were 16,666,667 shares of common stock underlying the $500,000 convertible line of credit note to TAG Virgin Islands, Inc. as of September 30, 2011 and 2010, 145,170,038 shares underlying the Series A redeemable convertible preferred stock and 4,000,000 shares underlying the Series B convertible preferred stock.

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

Note 8 - Major Customers

During the three months ended September 30, 2011, the Company had sales relating to three major customers, Bank of America, LEC, a related party, and Boston Scientific comprising 36.5%, 13.8% and 10.0% of revenues, respectively, and totaling approximately $1,439,784, $546,232 and $394,212, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,950,699 at September 30, 2011. As of September 30, 2011, receivables related to services performed for Bank of America, LEC and Boston Scientific accounted for approximately 50.7%, 13.7% and 7.8% of the Company’s accounts receivable balance, respectively.

During the nine months ended September 30, 2011, the Company had sales relating to two major customers, Bank of America and LEC, a related party, comprising 35.3% and 13.5% of revenues, respectively, and totaling approximately $3,993,733 and $1,525,964, respectively. Amounts due from services provided to these customers included in accounts receivable was approximately $1,741,106 at September 30, 2011. As of September 30, 2011, receivables related to Bank of America and LEC accounted for approximately 50.7% and 13.7% of the Company’s accounts receivable balance, respectively.

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

Note 9 - Commitments and Contingencies

 Legal Proceedings

As of September 30, 2011, the Company has a claim pending in the Superior Court of New Jersey Law Division-Civil Part, Morris County, in which the Company sued National Digital Medical Archive, Inc. (hereinafter “Defendant” or “NDMA”), for services rendered to NDMA by the Company in 2009.  This case arises out of NDMA's failure to pay the Company approximately $0.4 million pursuant to a Professional Services Agreement, dated August 13, 2008, between CSI and NDMA (hereinafter the “Agreement”), and the Agreement’s two accompanying Statements of Work, dated June 12, 2008 and August 29, 2008, that were time and materials based projects (hereinafter collectively with the Agreement referred to as the “SOWs”).  NDMA interposed an answer and asserted multiple affirmative defenses and counterclaimed against the Company for approximately $4.5 million based on the Company’s alleged non-performance under the SOWs and for approximately $3.8 million for unjust enrichment which is pled in the alternative.  A mediation was held in May 2011 and the case was not settled during the mediation.  A mandatory non-binding arbitration has been scheduled during December 2011.  The Company believes it has meritorious claims for non-payment pending against NDMA and the Company will also vigorously defend against NDMA's counterclaims. Although the ultimate outcome cannot presently be determined, in management’s opinion, after consultation with its legal counsel, the likelihood of a material adverse outcome is not considered probable.

Lease Commitments

Future minimum lease payments due under all operating lease agreements as of September 30, 2011 are as follows:

Years Ending September 30	Office

2012	$141,873
2013	141,873
2014	141,873
2015	141,873
2016	35,468
Thereafter	-
$602,960

The Company's corporate headquarters are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936, where it operates under an amended lease agreement expiring December 31, 2015.  The Company leases approximately 9,137 square feet of office space in this facility. Monthly rent with respect to our East Hanover, New Jersey facility for the period beginning January 1, 2011 and ending December 31, 2015 is $11,822.75. In addition to minimum rentals, the Company is liable for its proportionate share of real estate taxes and operating expenses, as defined.  The Company has also rented office space from HQ Global Workplaces, LLC at 401 North Tryon Street, Charlotte, North Carolina 28202, where it operates under a one year lease agreement expiring December 31, 2011. The monthly rent for this space is approximately $625. The Company vacated this office space in April 2011.

Note 10 - Related Party Transactions

Refer to footnote 8 for the related party transaction disclosure as a major customer.

As of September 30, 2011, the balance outstanding with respect to the loan from Glenn Peipert, our former Executive Vice President and Chief Operating Officer, to the Company was approximately $0.1 million, which accrues interest at a simple rate of 8% per annum. This loan is pursuant to a note payable (the “Note”) to Mr. Peipert in the amount of $367,913.55 dated June 25, 2005. The Note matured on April 30, 2007 and provided for interest at 8% per annum.

In April 2011, the Company executed Unsecured Notes Payable agreements (the “Notes”) with Sam Sodano, Vice President of Professional Services, William Hendry, Vice President and CFO and Radel Associates, LLC whereby an aggregate of $100,000 was loaned to the Company. The Notes are due March 1, 2012, bear interest at 5% per annum and provide for repayment of principal and interest on a monthly basis beginning in June 2011. These Notes are subordinated to Access Capital. As of September 30, 2011, the balance outstanding with respect to the Notes Payable was approximately $50,447.

Note 11 – Subsequent Events

On November 2, 2011, the Board of Directors of the Company terminated the employment of Lori Cohen, President and Chief Executive Officer of the Company. Thomas Pear, a member of the Company’s Board of Directors, has agreed to act as Interim Chief Executive Officer of the Company.

On November 7, 2011, Sam Sodano resigned from his position of Vice President, Professional Services for the Company. Mr. Sodano’s resignation is effective November 18, 2011.

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

 The Company’s most significant costs are personnel expenses, which consist of consultant fees, benefits and payroll-related expenses.

Results of Operations

The following table sets forth selected financial data for the periods indicated:

	Selected Statement of Operations Data for the three		Selected Statement of Operations Data for the nine
	months ended September 30,		months ended September 30,
	2011	2010	2011	2010

Net revenue	$3,946,744	$3,787,545	$11,314,948	$13,412,189
Gross profit	1,068,497	1,086,670	2,798,985	3,566,088
Net income loss	(25,487)	(314,774)	(733,505)	(796,124)
Net income loss attributable to common stockholders	(46,737)	(336,024)	(797,255)	(1,097,374)
Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Shares used in calculation of loss per share:
Basic and diluted	136,436,419	125,601,045	131,751,784	124,188,635

	Selected Statement of Financial Position Data as of
	September 30, 2011	December 31, 2010

Working capital deficiency	$(3,857,587)	$(2,764,223)
Total assets	3,159,023	3,753,449
Total stockholders' deficit	(3,809,354)	(3,170,849)

Three and Nine Months Ended September 30, 2011 and 2010

Revenue

The Company’s revenue is primarily comprised of billings to clients for consulting hours worked on client projects. Revenue of $3.9 million and $11.3 million for the three and nine months ended September 30, 2011, respectively, increased by $0.1 million, or 4.2%, for the three month period and decreased by $2.1 million, or 15.6% for the nine month period, as compared to revenue of $3.8 million and $13.4 million for the three and nine months ended September 30, 2010, respectively.

Revenue for the Company is categorized by strategic consulting, business intelligence/data warehousing and data management. The chart below reflects revenue by line of business for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011		2010
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$1,564,402	39.6%	$715,237	18.9%
Business Intelligence / Data Warehousing	1,643,603	41.6%	2,453,671	64.8%
Data Management	545,612	13.8%	411,941	10.9%
Reimbursable expenses	109,127	2.8%	119,587	3.2%
Other	84,000	2.1%	87,109	2.2%
	$3,946,744	100.0%	$3,787,545	100.0%

	For the nine months ended September 30,
	2011		2010
	$	% of total revenues	$	% of total revenues

Strategic Consulting	$4,365,313	38.6%	$3,533,643	26.3%
Business Intelligence / Data Warehousing	4,920,784	43.5%	7,896,027	58.9%
Data Management	1,525,964	13.5%	1,348,076	10.1%
Reimbursable expenses	326,027	2.9%	464,834	3.5%
Other	176,860	1.6%	169,609	1.2%
	$11,314,948	100.0%	$13,412,189	100.0%

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

Strategic consulting revenue of $1.6 million, or 39.6% of total revenue, for the three months ended September 30, 2011 increased by $0.9 million, or 118.7%, as compared to revenue of $0.7 million, or 18.9% of total revenue, for the three months ended September 30, 2010. This increase is primarily due to a $0.9 million increase in revenue related to Bank of America during the current period as compared to the prior year. For the three month period ended September 30, 2011, in the strategic consulting line of business, there was a 47.1% increase in average consultant headcount, a 108.9% increase in billable hours and a 28.2% increase in utilization. The average bill rate increased 4.3% as compared to the prior year.

Strategic consulting revenue of $4.4 million, or 38.6% of total revenue, for the nine months ended September 30, 2011 increased by $0.9 million, or 23.5% as compared to revenue of $3.5 million, or 26.3% of total revenue, for the nine months ended September 30, 2010. During the nine month period ended September 30, 2011, revenue from Bank of America increased $2.3 million as compared to the prior year period. However, this increase was offset by a $1.2 million reduction in revenue related to a project at PNC Bank that began in April 2009 and concluded in third quarter of 2010. Additionally, revenue declined by $0.2 million related to prior year projects with several other clients that completed prior to the current period. For the nine months ended September 30, 2011, in the strategic consulting line of business, there was a 22.7% increase in average consultant headcount, a 52.1% increase in billable hours and a 17.0% increase in utilization. The average bill rate decreased 19.2% as compared to the prior year.

During the month of September, 2011, the Company was notified by Bank of America that 17 of the 24 consultants currently working at the bank would have their assignments terminated effective September 30, 2011. This could have a significant negative impact on the Company’s results subsequent to the September 30, 2011 termination date.

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

Business intelligence/data warehousing (“BI/DW”) revenue of $1.6 million, or 41.6% of total revenue, for the three months ended September 30, 2011 decreased by $0.9 million, or 33.0%, as compared to revenue of $2.5 million, or 64.8% of total revenue, for the three months ended September 30, 2010. This decrease is primarily due to a $0.7 million reduction in revenue related to prior year projects that completed in the prior period and a $0.9 million decrease in revenue related to projects that continued from the prior year. These revenue reductions were partially offset by $0.7 million of new project revenue obtained during the quarter. Overall, the BI/DW line of business had a 30.4% decrease in average consultant headcount and a 31.4% decrease in billable hours. The average bill rate increased during the current period by 5.6% and the utilization rate decreased by 6.4% during the current period as compared to the prior year.

Business intelligence/data warehousing (“BI/DW”) revenue of $4.9 million, or 43.5% of total revenue, for the nine months ended September 30, 2011 decreased by $3.0 million, or 37.7%, as compared to revenue of $7.9 million, or 58.9% of total revenue, for the nine months ended September 30, 2010. This decrease is primarily due to a $2.1 million reduction in revenue related to prior year projects that completed in the prior period and a $2.4 million decrease in revenue related to projects that continued from the prior year. These revenue reductions were partially offset by $1.5 million of new project revenue obtained during the current year. Overall, the BI/DW line of business had a 40.7% decrease in average consultant headcount and a 35.8% decrease in billable hours. The average bill rate increased by 1.8% and the utilization rate increased by 1.0% during the current period as compared to the prior year.

Data management

The data management line of business includes such activities as Enterprise Information Architecture, Metadata Management, Data Quality/Cleansing/ Profiling. The Company performs these activities through its exclusive subcontractor agreement with its related party, LEC.

Data management revenue of $0.5 million, or 13.8% of total revenue, for the three months ended September 30, 2011 increased by $0.1 million, or 32.4%, as compared to revenue of $0.4 million, or 10.9% of total revenue, for the three months ended September 30, 2010. The revenue for the quarter increased as compared to the prior year due to work obtained for a new client during the current period. The data management line of business experienced an 11.0% increase in billable hours, a 7.7% decrease in the utilization rate, a 19.3% increase in the average bill rate and a 6.7% decrease in average headcount during the current period.

Data management revenue of $1.5 million, or 13.5% of total revenue, for the nine months ended September 30, 2011 increased by $0.2 million, or 13.2%, as compared to revenue of $1.3 million, or 10.1% of total revenue, for the nine months ended September 30, 2010. The revenue for the nine month period ended September 30, 2011 increased as compared to the prior year due to work obtained for a new client during the current period. The data management line of business experienced a 5.0% decrease in billable hours, a 12.3% decrease in the utilization rate, an 18.8% increase in the average bill rate and a 13.3% increase in average headcount during the current period.

Cost of revenue

Cost of revenue includes payroll and benefit and other direct costs for the Company’s consultants. Cost of revenue was $2.9 million, or 72.9% of revenue, and $8.5 million, or 75.3% of revenue, for the three and nine months ended September 30, 2011, respectively, representing an increase of $0.2 million, or 6.6%, for the three months ended September 30, 2011, and a decrease of $1.3 million, or 13.5%, for the nine months ended September 30, 2011,as compared to $2.7 million, or 71.3% of revenue, and $9.8 million, or 73.4% of revenue, for the three and nine months ended September 30, 2010, respectively.

Cost of services was $2.3 million, or 71.5% of services revenue for the three months ended September 30, 2011, representing an increase of $0.1 million, or 3.7%, as compared to $2.2 million, or 69.8% of services revenue for the three months ended September 30, 2010. Cost of services increased by $0.1 million during the three months ended September 30, 2011, as compared to the prior year, primarily due to an increase in services revenue during the period and an increase in the cost of health insurance. The Company had an average of 57 consultants in the current period and 63 in the prior year period, resulting in a 9.5% decrease in consultant headcount.

Cost of services was $6.8 million, or 73.5% of services revenue for the nine months ended September 30, 2011, representing a decrease of $1.3 million, or 16.2%, as compared to $8.1 million, or 71.2% of services revenue for the nine months ended September 30, 2010. Cost of services decreased during the nine months ended September 30, 2011, as compared to the prior year, primarily due to a decrease in services revenue during the period, however, higher margin prior year projects that were a significant component of the prior year revenues were completed and were replaced with business generating a lower profit margin in the current period. As a result, the cost of services as a percentage of services revenue increased by 2.0% points, from 71.2% in the prior year to 73.2% in the current period. The Company had an average of 59 consultants in the current period and 76 in the prior year period, resulting in a 22.4% decrease in consultant headcount.

Cost of related party services was $0.5 million, or 83.5% of related party services revenue, for the three months ended September 30, 2011, representing an increase of $0.1 million, or 30.1%, as compared to $0.4 million, or 85.0% of related party services revenue, for the three months ended September 30, 2010. The increase in the cost of related party services for the current period results from the increase in related party revenue during the period. The Company had an average of 14 consultants performing services for the related party in the current period and 15 in the prior year period, resulting in a 6.7% decrease in average consultant headcount.

Cost of related party services was $1.3 million, or 86.5% of related party services revenue, for the nine months ended September 30, 2011, representing an increase of $0.1 million, or 10.1%, as compared to $1.2 million, or 89.0% of related party services revenue, for the nine months ended September 30, 2010. The increase in the cost of related party services for the current period results from the increase in related party revenue during the period. The Company had an average of 17 consultants performing services for the related party in the current period and 15 in the prior year period, resulting in a 13.3% increase in average consultant headcount.

Gross profit

Gross profit was $1.1 million, or 27.1% of revenue, and $2.8 million, or 24.7% of revenue, for the three and nine months ended September 30, 2011, respectively, remaining unchanged as compared to the prior year for the three month period and decreasing $0.8 million, or 21.5%, as compared to $1.1 million, or 28.7% of revenue, and $3.6 million, or 26.6% of revenue, for the three and nine months ended September 30, 2010, respectively.

Gross profit from services was $0.9 million, or 28.5% of services revenue, for the three months ended September 30, 2011, representing a decrease of $0.1 million, or 4.4%, from the prior year’s gross profit from services of $1.0 million, or 30.2% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from services was $2.5 million, or 26.5% of services revenue, for the nine months ended September 30, 2011, representing a decrease of $0.8 million, or 25.2%, from the prior year’s gross profit from services of $3.3 million, or 28.8% of services revenue. The decrease in the gross profit from services as a percentage of services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $89,781, or 16.5% of related party services revenue for the three months ended September 30, 2011, representing an increase of $28,182, or 45.8%, from the prior year’s gross profit of $61,599, or 15.0% of related party services revenue for the three months ended September 30, 2010. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Gross profit from related party services was $205,444, or 13.5% of related party services revenue for the nine months ended September 30, 2011, representing an increase of $56,970, or 38.4%, from the prior year’s gross profit of $148,474, or 11.0% of related party services revenue for the nine months ended September 30, 2010. The increase in the gross profit from related party services as a percentage of related party services revenue has been outlined previously in the revenue and cost of revenue discussions.

Selling and marketing

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other programs. Selling and marketing expenses were $0.4 million, or 10.4% of revenue, and $1.4 million, or 12.1% of revenue, for the three and nine months ended September 30, 2011, respectively, decreasing by $0.2 million, or 27.1%, and $0.5 million, or 27.1%, as compared to $0.6 million, or 14.8% of revenue, and $1.9 million, or 14.0% of revenue, for the three and nine months ended September 30, 2010, respectively.

Selling and marketing expense decreased by $0.2 million for the three month period ended September 30, 2011, as compared to the prior year, primarily due to a $0.2 million reduction in various expenses including payroll and payroll related expenses, travel, rent expense, and costs of subscribing to recruiting databases.

Selling and marketing expense decreased by $0.5 million for the nine month period ended September 30, 2011, as compared to the prior year, primarily due to a $0.5 million reduction in various expenses including payroll and payroll related expenses, health insurance, travel, rent expense, and costs of subscribing to recruiting databases.

General and administrative

General and administrative costs include payroll, employee benefits and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other professional and administrative fees. General and administrative costs were $0.6 million, or 14.5% of revenue, and $1.8 million, or 15.7% of revenue, for the three and nine months ended September 30, 2011, remaining unchanged for the three month period, and $0.2 million, or 11.2%, as compared to $0.6 million, or 16.0% of revenue, and $2.0 million, or 15.0% of revenue, for the three and nine months ended September 30, 2010.

General and administrative expense decreased by $0.2 million for the nine month period ended September 30, 2011, as compared to the prior year, primarily due to a $0.4 million reduction in various expenses including payroll and payroll related expense, professional fees, office supplies, training and seminars, software support and maintenance, and utilities, partially offset by a $0.2 million increase in various expense categories including bad debt expense, business licenses and taxes and directors fees.

Depreciation and amortization

Depreciation expense is recorded on the Company’s property and equipment which is generally depreciated over a period between three to seven years. Amortization of leasehold improvements is taken over the shorter of the estimated useful life of the asset or the remaining term of the lease. The Company amortizes deferred financing costs utilizing the effective interest method over the term of the related debt instrument. Depreciation and amortization expenses were $10,012 and $37,771 for the three and nine months ended September 30, 2011 and $22,179 and $69,660 for the three and nine months ended September 30, 2010, respectively.

Other income (expense)

Interest expense was $101,226 and $344,109 during the three and nine months ended September 30, 2011, respectively, and was $212,436 and $406,348 for the three and nine months ended September 30, 2010, respectively. Interest expense decreased by $111,210 during the three month period due to a $95,000 reduction in the accretion of the Series A convertible preferred stock which was fully accreted in January 2011 and a $17,234 reduction in interest expense to Access Capital due to reduced borrowing levels in 2011. Interest expense decreased by $62,239 during the nine month period ended September 30, 2011 as compared to the prior year period primarily due to $63,333 of reduced accretion expense related to the Series A convertible preferred stock which was fully accreted in January 2011 and a $48,513 reduction in interest expense to Access Capital due to reduced borrowing levels in 2011. These reductions were partially offset by $47,500 of increased dividend expense related to the Series A convertible preferred stock recorded in 2011.

Liquidity and Capital Resources

The Company has incurred a $733,505 net loss for the nine months ended September 30, 2011 and a loss of $771,753 for the year ended December 31, 2010. The Company has incurred significant losses during the years ended December 31, 2004 through 2008, negative cash flows from operating activities for the years ended December 31, 2004 through 2008 and 2011, and had an accumulated deficit of $73.1 million at September 30, 2011.

During September 2011, the Company was notified by Bank of America that they would be terminating the assignments of 17, or approximately 23.9%, of the Company’s consultants on September 30, 2011. These 17 consultants generated approximately $300,000 in monthly revenue for the Company. Although management is attempting to mitigate the impact of the loss of the profit generated by these consultants through headcount and operating expense reductions, this may have a significant negative effect on the Company’s results of operations in the fourth quarter and future periods. Additionally, this revenue loss may impact the Company’s ability to meet its cash flow covenant requirement in fourth calendar quarter 2011.

During the upcoming 12 month period, the Company has significant cash flow requirements.  In addition to day-to-day operating cash requirements, the Company will need to provide cash flow of approximately $ 1,416,000 in order to pay approximately $700,000 of accounts payable that is past due as of September 30, 2011, and interest and debt payments of approximately $716,000 that are due to be paid during the next year.

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

 As of September 30, 2011, the Company had a cash balance of approximately $13,050, compared to $285,762 at December 31, 2010, and a working capital deficiency of $3.9 million.

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

The Company’s working capital deficit was $3.9 million as of September 30, 2011 which represented a $1.1 million increase in the working capital deficit when compared to the working capital deficit of $2.8 million as of December 31, 2010. The $1.1 million increase in the working capital deficit is due to a $0.6 million reduction in accounts receivable and prepaid expenses, a $0.5 million increase in short term notes payable, a $0.4 million increase in accounts payable and accrued expenses and a $0.3 million reduction in cash, which was partially offset by a $0.4 million reduction in deferred revenue and a $0.3 million increase in costs in excess of billings. The $0.5 million increase in short term notes payable is primarily due to a reclassification of $0.5 million of long term debt to short term during the current period. The $0.4 million increase in accounts payable and accrued expenses and the $0.3 million reduction in cash during the current period are due to the $0.7 million net loss incurred by the Company during the current year.

Cash used in operating activities during the nine months ended September 30, 2011 was approximately $0.3 million compared to cash provided by operating activities of $0.9 million for the nine months ended September 30, 2010. The $1.2 million increase in cash used in operating activities as compared to the prior year was primarily the result of a $1.2 million reduction in cash provided by accounts receivable, a $0.5 million reduction in cash provided by deferred revenue, a $0.3 million increase in cash used by prepaid expenses and other assets, partially offset by a $0.1 million reduction in cash used by the Company’s net loss adjusted for non-cash charges/credits recorded in income, such as depreciation, amortization, stock based compensation and bad debt expense and a $0.7 million increase in cash provided by accounts payable.

Cash used in investing activities of $19,332 during the current period was for the purchase of computer equipment. There was no cash used in investing activities during the prior period.

Cash provided by financing activities was $0.1 million during the nine month period ended September 30, 2011 and cash used in financing activities was $1.0 million during the nine month period ended September 30, 2010. During the current period, the cash provided by financing activities was primarily due to $0.1 million of short term borrowings and additional borrowings under the Company’s revolving line of credit. The cash used in financing activities during the nine month period ended September 30, 2010 was due to $1.0 million of net repayments under the Company’s revolving line of credit agreement with Access Capital.

As of September 30, 2011, $2.4 million was outstanding under this line of credit and approximately $181,000 was available.

There are currently no material commitments for capital expenditures.

As of September 30, 2011 and December 31, 2010, the Company had accounts receivable due from LEC of approximately $0.4 million and $0.2 million, respectively. There are no known collection problems with respect to LEC.

For the three and nine months ended September 30, 2011 and 2010, we invoiced LEC $0.5 million and $1.5 million and $0.4 million and $1.3 million, respectively, for the services of consultants subcontracted to LEC by us. The majority of its billing is derived from Fortune 100 clients.

The following is a summary of the debt instruments outstanding as of September 30, 2011:

Lender	Type of facility	Outstanding as of Sept 30, 2011 (not including interest) (all numbers approximate)	Remaining Availability (if applicable)
Access Capital, Inc.	Line of Credit	$2,429,789	$181,000
TAG Virgin Islands, Inc. Investors – due April 30, 2012	Convertible Promissory Notes	$500,000	$-
Glenn Peipert	Promissory Note	$105,518	$-
Hendry, Sodano, Radel Associates	Promissory Notes	$50,447

TOTAL		$3,085,754	$181,000

 Additionally, the Company has two series of preferred stock outstanding as follows:

Holder	Type of Instrument	Principal amount outstanding as of Sept 30, 2011

TAG Virgin Islands, Inc. Investors	Series A Convertible Preferred Stock	$1,900,000
Matthew J. Szulik	Series B Convertible Preferred Stock	$2,000,000
TOTAL		$3,900,000

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

The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 continues to be ineffective as of September 30, 2011. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our management assessed the effectiveness of the Company’s internal control over financial reporting was not effective based on management’s identification of a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters and general controls over information security and user access. Also, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2011, the Company has a claim pending in the Superior Court of New Jersey Law Division-Civil Part, Morris County, in which the Company sued National Digital Medical Archive, Inc. (hereinafter “Defendant” or “NDMA”), for services rendered to NDMA by the Company in 2009.  This case arises out of NDMA's failure to pay the Company approximately $0.4 million pursuant to a Professional Services Agreement, dated August 13, 2008, between CSI and NDMA (hereinafter the “Agreement”), and the Agreement’s two accompanying Statements of Work, dated June 12, 2008 and August 29, 2008, that were time and materials based projects (hereinafter collectively with the Agreement referred to as the “SOWs”).  NDMA interposed an answer and asserted multiple affirmative defenses and counterclaimed against the Company for approximately $4.5 million based on the Company’s alleged non-performance under the SOWs and for approximately $3.8 million for unjust enrichment which is pled in the alternative.  A mediation was held in May 2011 and the case was not settled during the mediation.  A mandatory non-binding arbitration has been scheduled during December 2011.  The Company believes it has meritorious claims for non-payment pending against NDMA and the Company will also vigorously defend against NDMA's counterclaims. Although the ultimate outcome cannot presently be determined, in management’s opinion, after consultation with its legal counsel, the likelihood of a material adverse outcome is not considered probable.

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

Conversion Services International, Inc.

Date: November 14, 2011	By:	/s/ Thomas Pear
Thomas Pear Interim Chief Executive Officer